Form 10-Q
period 2020-09-30
FG New America Acquisition Corp.
filed 2020-11-12
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-39550

FG NEW AMERICA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-1648122
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 S. Maple Street, Itasca, Illinois 60143

(Address of Principal Executive Offices, including zip code)

(847) 791-6817

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	FGNA.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	FGNA	The New York Stock Exchange
Warrants, each exercisable for one share of Class A common stock	FGNA WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of November 10, 2020, there were 24,356,375 shares of Class A common stock, par value $0.0001, and 5,943,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FG NEW AMERICA ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

FG New America Acquisition Corp.

Balance Sheet

September 30, 2020

(Unaudited)

ASSETS
Current assets
Deferred offering costs	$1,608,028
Other deferred expenses	323,237
Cash	27,102
Total current assets	1,958,367
TOTAL ASSETS	$1,958,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued offering costs	$1,505,130
Accounts payable	324,237
Notes payable	100,000
Total current liabilities	1,929,367
TOTAL LIABILITIES	$1,929,367

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; none issued and outstanding	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding	647
Additional paid-in capital	29,353
Accumulated deficit	(1,000)
Total Stockholders' Equity	29,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,958,367

The accompanying notes are an integral part of these financial statements.

FG New America Acquisition Corp.

Statement of Operations

(Unaudited)

	For the three months ended September 30, 2020	For the period from June 24, 2020 (inception) to September 30, 2020
Formation costs	1,000	1,000
General and administrative expenses	-	-
Net loss	(1,000)	(1,000)

Weighted average common shares outstanding
Basic and diluted (1)	4,891,304	4,545,455

Basic and diluted net loss per share	(0.0002)	(0.0002)

(1) Excludes 843,750 shares that are subject to forfeiture to the extent underwriters' over-allotment option is not exercised in full. Upon partial exercise of over-allotment option by underwriters on October 14, 2020, 525,000 shares of Class B common stock were actually forfeited.

The accompanying notes are an integral part of these financial statements.

FG New America Acquisition Corp.

Statement of Changes in Stockholders’ Equity

For the period from June 24, 2020 (inception) to September 30, 2020

(Unaudited)

	Class B
	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at June 24, 2020 (inception) (1)	-	$-	$-	$-	$-
Common shares issued to initial shareholder (2)	6,468,750	647	29,353	-	30,000
Net loss	-	-	-	(1,000)	(1,000)
Balance at September 30, 2020	6,468,750	$647	$29,353	$(1,000)	$29,000

(1) Same balances as of July 1, 2020.

(2) Includes 525,000 shares of Class B common stock that were forfeited upon partial exercise of over-allotment option by the underwriters on October 14, 2020.

The accompanying notes are an integral part of these financial statements.

FG New America Acquisition Corp.

Statement of Cash Flows

For the period from June 24, 2020 (inception) to September 30, 2020

(Unaudited)

Cash flows from operating activities
Net loss	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Other deferred expenses	(323,237)
Accounts payable	324,237
Net cash provided by operating activities	$-

Cash flows from financing activities
Proceeds from promissory note	100,000
Proceeds from sale of shares of common stock to initial shareholder	$30,000
Payment of offering costs	(102,898)
Net Cash provided by financing activities	$27,102
Net increase in cash	$27,102
Cash at beginning of period	-
Cash at end of period	$27,102

Supplemental diclosure for non-cash financing activities
Accrual of offering costs	$1,505,130

The accompanying notes are an integral part of these financial statements.

FG New America Acquisition Corp.

Notes to Financial Statements

September 30, 2020 (Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FG New America Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on June 24, 2020. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial technology industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2020, the Company had not yet commenced any operations. All activity through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective September 29, 2020. On October 2, 2020 the Company consummated the Initial Public Offering of 22,500,000 units at $10.00 per unit, (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) generating gross proceeds of $225,000,000, which is discussed in Note 3. In connection with the Initial Public Offering, the underwriters were granted an option to purchase up to an additional 3,375,000 Units to cover over-allotments, if any. On October 14, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 1,275,000 Units, generating gross proceeds of $12,750,000. In connection with the partial exercise of the over-allotment option by the underwriters, the Company’s sponsor, FG New America Investors LLC (the “Sponsor”), forfeited 525,000 shares of Class B common stock on October 14, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of i) 3,848,750 $11.50 exercise price warrants (the “$11.50 Private Warrants”) at a price of $1.00 per $11.50 Private Warrant, ii) the sale of 1,512,500 $15.00 exercise price warrants (the “$15 Private Warrants”, and together with $11.50 Private Warrants the “Private Warrants”) at a price of $0.10 per $15 Private Warrant, and iii) the sale of 462,500 units at $10.00 per unit (the “Private Units”) in a private placement to the Sponsor. Each Private Unit consists of one share of Class A common stock and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share.

Initial Public Offering costs amounted to $1,608,028 consisting of $1,000,000 of underwriting fees, and $608,028 of other offering costs. These costs are deferred as of September 30, 2020. In addition, underwriters also received an aggregate of 118,875 Units, with such Units restricted from sale until the closing of the Business Combination and with no redemption rights from the Trust Account (as defined below). In addition to the offering costs, after the closing of the Initial Public Offering on Oct 2, 2020 the Company also paid $300,037 for directors and officers insurance coverage.

Following the closing of the Initial Public Offering and the private placements of Private Warrants and Private Units on October 2, 2020, as well as the closing of the over-allotment option on October 14, 2020, an amount of $243,375,000 from the net proceeds of the sale of Units in the Initial Public Offering (including proceeds from the partial exercise of the over-allotment option) and the sale of Private Warrants and Private Units was placed in a trust account (“Trust Account”) that will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Units are listed on the New York Stock Exchange (“NYSE”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Warrants and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon or immediately prior to such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation (the “Charter”) provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The holders of Public Shares are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. Following the consummation of the Initial Public Offering on Oct 2, 2020, a portion of the Public Shares will be recorded at redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” in order for the Company to maintain net tangible assets of at least $5,000,001.

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Charter, offer such redemption pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor, officers, directors and advisors (the “Initial Stockholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any shares of Class A common stock underlying the Private Units, and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Charter with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any shares of Class A common stock underlying the Private Units) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Charter relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and Private Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company has until 24 months from the closing of the Initial Public Offering to consummate a Business Combination (as such period may be extended pursuant to the Charter, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.25 per share (but only $10.00 per share for the Units sold pursuant to the underwriters’ over-allotment option), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Deferred Offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that are charged to stockholders equity upon the completion of the Initial Public Offering. As of September 30, 2020, deferred offering costs amounted to $1,608,028 (including $1,000,000 of underwriting fees), which were charged to stockholders’ equity upon the completion of Initial Public Offering on October 2, 2020. In addition, underwriters also received an aggregate of 118,875 Units at closing of the Initial Public Offering and the over-allotment option, with such Units restricted from sale until the closing of the Business Combination and with no redemption rights from the Trust Account.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. As of September 30, 2020 weighted average shares were reduced for the effect of an aggregate of 843,750 shares that were subject to forfeiture by Initial Stockholders if the over-allotment option is not exercised by the underwriters (see Note 5). In connection with the partial exercise of the over-allotment option by the underwriters, the Sponsor actually forfeited 525,000 shares of Class B common stock on October 14, 2020. At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2020. On October 2, 2020, the Company consummated the Initial Public Offering of 22,500,000 Units at a purchase price of $10.00 per Unit generating gross proceeds of $225,000,000 from the sale of the Units. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 7). On October 14, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 1,275,000 Units, generating additional gross proceeds of $12,750,000.

NOTE 4. PRIVATE PLACEMENT

On October 2, 2020 simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 3,848,750 $11.50 Private Warrants at a price of $1.00 per $11.50 Private Warrant, 1,512,500 $15 Private Warrants at a price of $0.10 per $15 Private Warrant, and 462,500 Private Units at a price of $10.00 per Private Unit, in each case, from the Company in a private placement. The aggregate gross proceeds from the sale of Private Warrants and Private Units were $8,625,000, part of which was placed in the Trust Account along with the Initial Public Offering gross proceeds. If the Company does not complete a Business Combination within the Combination Period, the Private Warrants and the Private Unit Warrants will expire worthless. The Private Warrants and the Private Unit Warrants are non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Initial Stockholders or the permitted transferees. Each Private Warrant and Private Unit Warrant will entitle the holder to purchase one share of common stock at its respective exercise price.

Also, simultaneously with the closing of the Initial Public Offering on October 2, 2020, the Company completed the private placement of an aggregate of 112,500 Units to the underwriters. In connection with the exercise of underwriters’ over-allotment option on October 14, 2020, the Company also issued an additional 6,375 Units to the underwriters for an aggregate of 118,875 Units.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 13, 2020, the Company issued an aggregate of 6,468,750 shares of Class B common stock (the “Founder Shares”) to the Initial Stockholders for an aggregate purchase price of $30,000 in cash. On August 7, 2020, the Sponsor transferred an aggregate of 1,250,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,218,750 Founder Shares. As of September 30, 2020, the Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the securities underlying the Private Warrants, the Private Units and the Units issued to underwriters). In connection with the partial exercise of the over-allotment option by the underwriters on October 14, 2020, the Sponsor forfeited 525,000 Founder Shares on October 14, 2020.

The Initial Stockholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their Public Shares for cash, securities or other property.

Promissory Note

On July 13, 2020, the Company issued a non-interest bearing unsecured Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 from time to time. As of September 30, 2020, there was $100,000 balance outstanding under the Promissory Note. The Promissory Note was fully paid off at the completion of the Initial Public Offering on October 2, 2020.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on September 29, 2020 whereby the Sponsor will perform certain services for the Company for a monthly fee of $10,000.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on September 29, 2020, the holders of the Founder Shares, the Private Units and Private Warrants (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,375,000 additional Units to cover over-allotments at the Initial Public Offering price. On October 14, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 1,275,000 Units.

Subject to certain conditions, on September 29, 2020 the Company granted underwriters for a period beginning on the closing of the Initial Public Offering and ending on the later of 24 months after the closing of the Initial Public Offering and 12 months after the consummation of our Business Combination, a right of first refusal to act as (i) exclusive financial advisor in connection with all of the Company’s proposed business combinations for a fee of up to 3.5% of the proceeds of the Initial Public Offering (subject to the Company’s right to allocate up to 50% of such fee to another financial institution or extinguish such amount in Company’s sole discretion), and (ii) sole investment banker, sole book-runner and/or sole placement agent, at underwriters’ sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings, during such period for the Company or any successor to it or any of its subsidiaries, on terms agreed to by both the Company and underwriters in good faith.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2020, there were no shares of Class A common stock issued and outstanding. Following the closing of the Initial Public Offering and the private placement of Private Units on October 2, 2020, as well as the closing of the over-allotment option on October 14, 2020, there were 1,069,181 shares of Class A common stock issued and outstanding, excluding 23,287,194 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock, par value $0.0001 per share. On July 13, 2020, the Company issued an aggregate of 6,468,750 shares of Class B common stock as Founder Shares to the Initial Stockholders for an aggregate purchase price of $30,000 in cash. On August 7, 2020, the Sponsor transferred an aggregate of 1,250,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,218,750 Founder Shares. As of September 30, 2020, the Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the securities underlying the Private Warrants, the Private Units and the Units issued to underwriters). In connection with the partial exercise of the over-allotment option by the underwriters on October 14, 2020, the Sponsor forfeited 525,000 Founder Shares on October 14, 2020.

Holders of the Company’s Class B common stock are entitled to one vote for each share. With respect to any matter submitted to a vote of the Company’s stockholders, including any vote in connection with the Business Combination, holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) such that: i) the numerator shall be equal to the sum of (A) 25% of all shares of Class A common stock issued or issuable (upon the conversion or exercise of any equity-linked securities or otherwise) by the Company, related to or in connection with the consummation of the Business Combination (excluding any securities issued or issuable to any seller in the Business Combination) plus (B) the number of shares of Class B common stock issued and outstanding prior to the closing of the Business Combination; and ii) the denominator shall be the number of shares of Class B common stock issued and outstanding prior to the closing of the Business Combination.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, and will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Initial Public Offering. The Public Warrants will expire on the fifth anniversary of the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants i) at a redemption price of $0.01 per warrant, ii) at any time after the Public Warrants become exercisable, iii) upon a minimum of 30 days’ prior written notice of redemption, iv) if, and only if, the last sales price of Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period commencing after the date the Public Warrants become exercisable and ending three business days before Company sends the notice of redemption, and v) if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The $11.50 Private Warrants have terms similar to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the $11.50 Private Warrants are issued as a whole warrant having one common stock underlying each $11.50 Private Warrant (as compared to one-half of one Public Warrant included in each Unit sold in the Initial Public Offering), will be non-redeemable and may be exercised on a cashless basis so long as they continue to be held by the Initial Stockholders or their permitted transferees. Additionally, $11.50 Private Warrants and the shares issuable upon the exercise of the $11.50 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The $15 Private Warrants entitle the holder to purchase one share of Class A common stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis so long as they continue to be held by the Initial Stockholders or their permitted transferees. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Private Unit Warrants have terms similar to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Unit Warrants are non-redeemable and may be exercised on a cashless basis so long as they continue to be held by the Initial Stockholders or their permitted transferees. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described above, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. SUBSEQUENT EVENTS

The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2020. As discussed above in more detail, On October 2, 2020 the Company consummated the Initial Public Offering of 22,500,000 Units, and issued an additional 1,275,000 Units on October 14, 2020 pursuant to the partial exercise of underwriters’ over-allotment option. Simultaneously with the closing of the Initial Public Offering on October 2, 2020, the Company consummated the sale of Private Warrants and Private Units in a private placement to the Sponsor. In connection with the partial exercise of underwriters’ over-allotment option on October 14, 2020, the Company also issued an additional 6,375 Units to the underwriters for an aggregate of 118,875 Units and the Sponsor forfeited 525,000 Founder Shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to FG New America Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FG New America Investors LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our final prospectus filed in connection with our Initial Public Offering (as defined below), under Cautionary Note Regarding Forward-Looking Statements and Risk Factors. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

FG New America Acquisition Corp. is a blank check company incorporated in Delaware on June 24, 2020. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial technology industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2020, the Company had not yet commenced any operations. All activity through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective September 29, 2020. On October 2, 2020 the Company consummated the Initial Public Offering of 22,500,000 units at $10.00 per unit, (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) generating gross proceeds of $225,000,000. In connection with the Initial Public Offering, the underwriters were granted an option to purchase up to an additional 3,375,000 Units to cover over-allotments, if any. On October 14, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 1,275,000 Units, generating gross proceeds of $12,750,000.

Initial Public Offering costs amounted to $1,608,028 consisting of $1,000,000 of underwriting fees, and $608,028 of other offering costs. In addition, underwriters also received an aggregate of 118,875 Units, with such Units restricted from sale until the closing of the Business Combination and with no redemption rights from the Trust Account (as defined below). In addition to the offering costs, after the closing of the Initial Public Offering on Oct 2, 2020 the Company also paid $300,037 for directors and officers insurance coverage.

Simultaneously with the closing of the Initial Public Offering on October 2, 2020, the Company consummated the sale of i) 3,848,750 $11.50 exercise price warrants (the “$11.50 Private Warrants”) at a price of $1.00 per $11.50 Private Warrant, ii) the sale of 1,512,500 $15.00 exercise price warrants (the “$15 Private Warrants”, and together with $11.50 Private Warrants the “Private Warrants”) at a price of $0.10 per $15 Private Warrant, and iii) the sale of 462,500 units at $10.00 per unit (the “Private Units”) in a private placement to the Sponsor. Each Private Unit consist of one share of Class A common stock and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant will entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share.

Following the closing of the Initial Public Offering and the private placements of Private Warrants and Private Units on October 2, 2020, as well as the closing of the over-allotment option on October 14, 2020, an amount of $243,375,000 from the net proceeds of the sale of Units in the Initial Public Offering (including proceeds from the partial exercise of the over-allotment option) and the sale of Private Warrants and Private Units was placed in a trust account (“Trust Account”) that will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders.

The Units and the underlying shares of Class A common stock and warrants are listed on the New York Stock Exchange (“NYSE”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Warrants and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination.

The holders of Public Shares are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.25 per share (but only $10.00 per share for the Units sold pursuant to the underwriters’ over-allotment option), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Results of Operations

Our entire activity since inception up to September 30, 2020 is related to our formation, the Initial Public Offering, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We will generate nonoperating income in the form of interest income from the proceeds derived from the Initial Public Offering. Following the closing of our Initial Public Offering on October 2, 2020, we expect to incur increased expenses as a result of becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020 and for the period from June 24, 2020 (inception) to September 30, 2020, the Company reported a net loss of $1,000, which consist solely of formation cost.

Liquidity and Capital Resources

As of September 30, 2020, the Company held a cash balance of $27,102. Prior to the Initial Public Offering, our liquidity needs have been satisfied through the $30,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $100,000 loan from Sponsor under a promissory note, pursuant to which the we may borrow up to an aggregate principal amount of $300,000 from time to time. The promissory note was fully paid off at the completion of the Initial Public Offering on October 2, 2020.

As discussed above, on October 2, 2020, we consummated the Initial Public Offering of 22,500,000 units, and on October 14, 2020 we consummated the partial exercise by underwriters of the over-allotment option for an additional 1,275,000 Units. From the proceeds of Initial Public Offering and private placement of Private Warrants and Private Units, the Company retained approximately $1,200,000 for working capital needs after payment of expenses related to Initial Public Offering and directors and officers insurance.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2020, there were no Working Capital Loans under this arrangement.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangement

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020.

Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on September 29, 2020, the holders of the Founder Shares (as defined below), the Private Units and Private Warrants (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,375,000 additional Units to cover over-allotments at the Initial Public Offering price. On October 14, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 1,275,000 Units.

Subject to certain conditions, on September 29, 2020 the we granted underwriters for a period beginning on the closing of the Initial Public Offering and ending on the later of 24 months after the closing of the Initial Public Offering and 12 months after the consummation of our Business Combination, a right of first refusal to act as (i) exclusive financial advisor in connection with all of our proposed business combinations for a fee of up to 3.5% of the proceeds of the Initial Public Offering (subject to our right to allocate up to 50% of such fee to another financial institution or extinguish such amount in our sole discretion), and (ii) sole investment banker, sole book-runner and/or sole placement agent, at underwriters’ sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings, during such period for us or any successor to us or any of our subsidiaries, on terms agreed to by both us and underwriters in good faith.

Related Party Transactions

Founder Shares

On July 13, 2020, we issued an aggregate of 6,468,750 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $30,000 in cash. On August 7, 2020, the Sponsor transferred an aggregate of 1,250,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,218,750 Founder Shares. As of September 30, 2020, the Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part. In connection with the partial exercise of the over-allotment option by the underwriters on October 14, 2020, the Sponsor forfeited 525,000 Founder Shares on October 14, 2020.

The Sponsor and our management have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their Public Shares for cash, securities or other property.

Promissory Note

On July 13, 2020, we issued an unsecured Promissory Note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 from time to time. As of September 30, 2020, there was $100,000 balance outstanding under the Promissory Note. The Promissory Note was fully paid off at the completion of the Initial Public Offering on October 2, 2020.

Administrative Services Agreement

We entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on September 29, 2020 whereby the Sponsor will provide office space, secretarial and administrative services for the Company for a monthly fee of $10,000.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our final prospectus, filed with the SEC on October 1, 2020, under Cautionary Note Regarding Forward-Looking Statements and Risk Factors. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Business Combination or make certain amendments to our Charter, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 24, 2020, we issued to our Sponsor an aggregate of 6,468,750 Founder Shares in exchange for a capital contribution of $30,000. On August 7, 2020, our Sponsor transferred an aggregate of 1,250,000 Founder Shares to members of our management and our board of directors, resulting in our Sponsor holding 5,218,750 Founder Shares. On October 14, 2020, our Sponsor forfeited 525,000 Founder Shares in connection with the underwriters’ partial exercise of the over-allotment option, resulting in our Sponsor holding 4,693,750 Founder Shares and there being a total of 5,943,750 Founder Shares outstanding.

On September 29, 2020 we priced and on October 2, 2020 we closed our Initial Public Offering of 22,500,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $225,000,000. Piper Sandler & Co. and ThinkEquity, a division of Fordham Financial Management, Inc., acted as joint book-running managers of the offering. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-248429). The SEC declared the registration statement effective on September 29, 2020. On October 14, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 1,275,000 Units, generating gross proceeds of $12,750,000.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 462,500 Private Units to our Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $4,625,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Units are the same as the Units sold in the Initial Public Offering, except that our Sponsor has agreed not to transfer, assign or sell any of the Private Units (except to certain permitted transferees) until 30 days after the completion of our initial Business Combination. In addition, for as long as the warrants underlying the Private Units are held by our Sponsor or its permitted transferees, they (i) will not be redeemable by us, (ii) may be exercised by the holders on a cashless basis and (iii) will be entitled to registration rights. The Private Units (including the underlying securities) are not entitled to redemption.

Also simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 3,848,750 $11.50 Private Warrants to our Sponsor at a purchase price of $1.00 per $11.50 Private Warrant. The $11.50 Private Warrants are identical to the warrants included in the Units sold in the Initial Public Offering (the “Public Warrants”), except that the $11.50 Private Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the shares of Class A common stock issuable upon exercise of such $11.50 Private Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Also simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 1,512,500 $15 Private Warrants to our Sponsor at a purchase price of $0.10 per $15 Private Warrant. The $15 Private Warrants are identical to the Public Warrants, except that the $15 Private Warrants are each exercisable to purchase one share of Class A common stock at $15.00 per share, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the shares of Class A common stock issuable upon exercise of such $15 Private Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our initial Business Combination, (iii) may be exercised by the holders on a cashless basis, (iv) will be entitled to registration rights, and will expire at 5:00 p.m. New York City time ten years after the consummation of our initial business combination. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Also simultaneously with the closing of the Initial Public Offering on October 2, 2020, we completed the private placement of an aggregate of 112,500 Units to the underwriters. The underwriter Units are identical to the Units sold in the Initial Public Offering, except so long as they are held by the underwriters or their permitted transferees, they (i) will not be redeemable by us, (ii) may not (including the shares of Class A common stock issuable upon exercise of the warrants underlying the underwriter Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until after the completion of our initial Business Combination, (iii) may be exercised by the holders on a cashless basis, (iv) will be entitled to registration rights and (v) for so long as they are held by the underwriters, will not be exercisable more than five years from the effective date of the Registration Statement in accordance with FINRA Rule 5110(f)(2)(G)(i). On October 14, 2020, we issued an additional 6,375 Units to the underwriters in connection with the underwriters’ partial exercise of the over-allotment option. No underwriting discounts or commissions were paid with respect to either placement. The issuance of the underwriter Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the underwriters’ over-allotment option and private placement of Private Units and the Private Warrants, $243,375,000 was placed in a Trust Account.

We paid a total of $1,000,000 in underwriting fees and $608,028 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of FG New America Acquisition Corp. (incorporated by reference to Exhibit 3.1 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
3.2	Bylaws of FG New America Acquisition Corp. (incorporated by reference to Exhibit 3.3 of FG New America Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on September 14, 2020).
4.1	Warrant Agreement, dated September 29, 2020, by and between FG New America Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.1	Securities Subscription Agreement between FG New America Acquisition Corp. and FG New America Investors LLC (incorporated by reference to Exhibit 10.7 of FG New America Acquisition Corp.’s Form S-1 filed with the SEC on August 26, 2020).
10.2	Letter Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp., its executive officers, its directors and FG New America Investors LLC (incorporated by reference to Exhibit 10.1 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.3	Investment Management Trust Agreement, dated September 29, 2020, by and between FG New America Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.4	Registration Rights Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp., FG New America Investors LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.5	Founder Warrants Purchase Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp. and FG New America Investors LLC (incorporated by reference to Exhibit 10.4 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.6	$15 Exercise Price Warrants Purchase Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp. and FG New America Investors LLC (incorporated by reference to Exhibit 10.5 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.7	Private Placement Units Purchase Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp. and FG New America Investors LLC (incorporated by reference to Exhibit 10.6 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.8	Administrative Services Agreement, dated September 29, 2020, by and between FG New America Acquisition Corp. and FG New America Investors LLC (incorporated by reference to Exhibit 10.7 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FG NEW AMERICA ACQUISITION CORP.
Date: November 10, 2020	By:	/s/ Hassan R. Baqar
	Name:	Hassan R. Baqar
	Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

