Form 10-K
period 2020-12-31
FG New America Acquisition Corp.
filed 2021-03-03
CIK 1818502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-38615

FG NEW AMERICA ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	851648122
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

105 S. Maple Street Itasca, Illinois	60143
(Address of Principal Executive Offices)	(Zip Code)

(847) 791-6817

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	FGNA.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	FGNA	The New York Stock Exchange
Warrants, each exercisable for one share of Class A common stock	FGNA WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the New York Stock Exchange on September 30, 2020 and the registrant’s shares of Class A common stock and warrants began trading on the New York Stock Exchange on November 20, 2020. The aggregate market value of the registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on March 2, 2021, as reported on the New York Stock Exchange, was approximately $247,779,484.

As of March 2, 2021, there were 24,356,375 shares of Class A common stock, par value $0.0001, and 5,943,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as described below) or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report to “we,” “us” or the “Company” refer to FG New America Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FG New America Investors LLC, a Delaware limited liability company.

Item 1. Business.

Introduction

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “business combination”). While we may pursue an acquisition in any business industry or sector, we intend to concentrate our efforts identifying businesses in the insurance and financial services industry, with particular emphasis on businesses that are providing or changing technology for traditional financial services (“FinTech”), insurance (“InsureTech”), or other sectors where disruptive and/or adaptive technology or other factors are driving changes in a new era in the American business landscape. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On October 2, 2020, the Company consummated its initial public offering (“IPO”) of 22,500,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”), and one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $225,000,000. In connection with the IPO, the underwriters were granted an option to purchase up to an additional 3,375,000 Units to cover over-allotments, if any. On October 14, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 1,275,000 Units, generating gross proceeds of $12,750,000.

Simultaneously with the closing of the IPO, the Company completed the private sale to the Sponsor of an aggregate of (i) 462,500 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,625,000, (ii) 3,848,750 warrants (the “$11.50 Exercise Price Warrants”) at a purchase price of $1.00 per $11.50 Exercise Price Warrant, generating gross proceeds to the Company of $3,848,750 and (ii) 1,512,500 warrants (the “$15 Exercise Price Warrants” and together with the $11.50 Exercise Price Warrants, the “Private Placement Warrants”) at a purchase price of $0.10 per $15 Exercise Price Warrant, generating gross proceeds to the Company of $151,250. Each Private Placement Unit consists of one share of Class A common stock (“Private Shares”) and one-half of one warrant (“Private Unit Warrant”), with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. In addition, simultaneously with the closing of the IPO, the Company completed the private placement of an aggregate of 112,500 units (the “Underwriter Units”), to the underwriters. Each Underwriter Unit consists of one share of Class A common stock (“Underwriter Shares”) and one-half of one warrant (“Underwriter Warrant”), with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment.

Prior to the closing of the IPO, on July 13, 2020, the Company issued an aggregate of 6,468,750 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $30,000 in cash. On August 7, 2020, the Sponsor transferred an aggregate of 1,250,000 Founder Shares to members of the Company’s management and board of directors (collectively with the Sponsor, the “Initial Stockholders”), resulting in the Sponsor holding 5,218,750 Founder Shares. In connection with the partial exercise of the underwriters’ over-allotment option, the Sponsor forfeited an aggregate of 525,000 Founder Shares, resulting in the Sponsor holding 4,693,750 Founder Shares.

In connection with the partial exercise of underwriters’ over-allotment option on October 14, 2020, the Company also issued an additional 6,375 Underwriter Units to the underwriters.

Following the closing of the IPO and the private placements of the Private Placement Warrants and the Private Placement Units on October 2, 2020, as well as the closing of the over-allotment option on October 14, 2020, an aggregate amount of $243,375,000 from the net proceeds of the sale of Units in the IPO (including proceeds from the partial exercise of the over-allotment option) and the sale of Private Placement Warrants and Private Placement Units was placed in a trust account (“Trust Account”) that was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders.

As of December 31, 2020, there was $243,380,833 in investments and cash held in the trust account, which includes interest income available to us for franchise and income tax obligations of approximately $5,833 and $1,137,685 of cash held outside the trust account. As of December 31, 2020, we have withdrawn $0 of interest earned from the trust account to pay taxes.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the initial public offering.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Selection of a target business and structuring of our initial business combination

While we may pursue an initial business combination target in any industry or sector, we will focus on a wide variety of companies across the InsureTech, FinTech, insurance (including insurance companies, insurance services, reinsurance, agents, insurance brokers, managing agencies, etc.), financial services, wealth, financial advisory, investment and asset management sectors. We will seek to acquire established businesses that we believe are fundamentally sound, but would benefit from the financial, operational, technological, strategic or managerial improvements our Company and management team can provide to maximize value. We will also look at earlier-stage companies that exhibit the potential to change the industries in which they participate, and which offer the potential of sustained high levels of revenue growth with an articulated path to profitability. NYSE rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.  If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with the Sponsor or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with the Sponsor, our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Redemption rights for holders of public shares upon consummation of the initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is approximately $10.24 per public share as of December 31, 2020. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our Initial Stockholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares they hold and any public shares they acquired or may acquire during or after the initial public offering in connection with the completion of our initial business combination. Similarly, the Underwriter Shares held by the underwriters of our initial public offering do not have any redemption rights .

Conduct of redemptions pursuant to tender offer rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated certificate of incorporation: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of our initial business combination to a stockholder vote

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and file them with the SEC. In connection therewith, we will provide our public stockholders with the redemption rights described above upon completion of the business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Initial Stockholders will count towards this quorum and our Initial Stockholders, Sponsor, officers and directors and the underwriters have agreed to vote any Founder Shares, Private Shares and Underwriter Shares they hold and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Initial Stockholders, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our business combination. There is no limit on the number of shares our Initial Stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have a period of 24 months beginning at the close of the IPO to complete our initial business combination. Consequently, if we are unable to complete our initial business combination by October 2, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers: Larry G. Swets, Jr., D. Kyle Cerminara and Hassan R. Baqar. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Recent Developments

On February 9, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) with the Opportunity Financial, LLC, a Delaware limited liability company (“OppFi”), OppFi Shares, LLC, a Delaware limited liability company (“OFS”), and Todd Schwartz, in his capacity as the Members’ Representative (in such capacity, the “Members’ Representative”). Upon consummation of the transactions contemplated by the Business Combination Agreement, the Company will change its name to “OppFi Inc.”

Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, at the time of the closing of the business combination (the “Closing”), (x) in exchange for common units of OppFi (the “OppFi Units”), the Company will contribute to OppFi cash (the “Cash Consideration”) and the number of shares of newly issued Class V common stock, par value $0.0001 per share, of the Company (the “Class V Voting Stock”) equal to the number of Retained OppFi Units (as defined below), which will entitle its holder to one vote per share but no right to dividends or distributions and (y) immediately thereafter, OppFi will distribute to OFS the shares of Class V Voting Stock received by OppFi.

At the Closing, OppFi will transfer to the Company a number of OppFi Units equal to the number of shares of Class A common stock, par value $0.0001 per share, of the Company issued and outstanding as of immediately prior to the Closing (after giving effect to any Company stockholder redemptions and the Class B Common Stock Conversion (as defined below)). The members of OppFi (“Members”) will, immediately following the Closing, retain an aggregate number of OppFi Units (such OppFi Units retained by the Members, the “Retained OppFi Units”) equal to (i) (A) OppFi’s equity value (i.e., $743,000,000), plus (B) the Company Cash Amount (as defined in the Business Combination Agreement), plus (C) the amount by which the Working Capital (as defined in the Business Combination Agreement) is greater than the Target Working Capital Amount (as defined in the Business Combination Agreement), if any, minus (D) the amount by which the Working Capital is less than the Target Working Capital Amount, minus (E) the Cash Consideration, divided by (ii) $10.

In connection with the Closing, on the date of the Closing (the “Closing Date”), 25,500,000 Retained OppFi Units (the “Earnout Units”) held by the Members and an equal number of shares of Class V Voting Stock issued to the Members by the Company in connection with the business combination and held by OFS, will be subject to certain restrictions and potential forfeiture pending the achievement (if any) of certain earnout targets pursuant to the terms of the Business Combination Agreement.

Following the Closing, the combined Company will be organized in an “Up-C” structure in which substantially all of the assets and the business of the combined Company will be held by OppFi and its subsidiaries, and the Company’s only direct assets will consist of OppFi Units. Assuming that none of the Company’s current stockholders exercise their right to redeem their Class A Common Stock, and subject to adjustment for cash on hand and working capital, as of immediately following the Closing and without giving effect to the Earnout Units or outstanding warrants to purchase Class A Common Stock, the Company is expected to own, directly or indirectly, approximately 38% of the OppFi Units and will control OppFi as the sole manager of OppFi in accordance with the terms of the OppFi A&R LLCA (as defined and discussed below) and all remaining OppFi Units will be owned by the Members.

In connection with the Closing, pursuant to the terms and conditions of the amended and restated certificate of incorporation of Company, dated as of September 29, 2020 (the “Current Certificate of Incorporation”), and the Amended Sponsor Letter (as defined below), all then-outstanding shares of Class B common stock, par value $0.0001 per share, of the Company (the “Class B Common Stock”) will be converted into shares of Class A Common Stock (after giving effect to the Amended Sponsor Letter (as defined below)) on a one-for-one basis and into an aggregate number of 5,943,750 shares of Class A Common Stock (the “Class B Common Stock Conversion”).

Pursuant to the Business Combination Agreement, the “Cash Consideration” will be equal to (i) the cash remaining in the Company’s trust account as of immediately prior to the Closing following any redemptions of Class A Common Stock by the Company’s current stockholders, less (ii) the amount by which (a) the aggregate amount of transaction expenses incurred by the parties to the Business Combination Agreement as of the Closing and $15,000,000, exceed (b) the amount of all cash, cash equivalents, deposits and marketable securities held by OppFi on the Closing Date (such amount, as adjusted, the “Available Closing Date Cash”).

Beginning on the six month anniversary of the Closing, each Retained OppFi Unit held by the Members may be exchanged, subject to certain conditions, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the OppFi A&R LLCA (such exchange rights, as further described in the OppFi A&R LLCA, the “Exchange Rights”). For each Retained OppFi Unit so exchanged, one share of the Class V Voting Stock will be canceled by the Company.

Representations, Warranties and Covenants

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. The representations and warranties made under the Business Combination Agreement will not survive the Closing, other than claims against a party that committed fraud with respect to the making of its applicable representation and warranty. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of OppFi, the Company and their respective subsidiaries during the period between execution of the Business Combination Agreement and the Closing. The covenants made under the Business Combination Agreement will not survive the Closing, unless by their terms, they are to be performed in whole or in part after the Closing. Each of the parties to the Business Combination Agreement has agreed to use its commercially reasonable efforts to cause the Business Combination to be consummated after the date of the execution of the Business Combination Agreement in the most expeditious manner practicable.

Conditions to Closing

Under the Business Combination Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the approval and adoption of the Business Combination Agreement and transactions contemplated thereby and certain other matters by requisite vote of the Company’s stockholders (the “Company Stockholder Approval”); (ii) if required, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of a Material Adverse Effect (as defined in the Business Combination Agreement) since the date of the Business Combination Agreement; and (iv) material compliance by the parties with their respective pre-Closing and Closing obligations and the accuracy of each party’s representations and warranties in the Business Combination Agreement, in each case subject to the certain materiality standards contained in the Business Combination Agreement. In addition, OppFi’s obligation to consummate the Business Combination is subject to the condition that the Company have at least $200,000,000 of Available Closing Date Cash at the Closing.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including only as follows, (i) upon the mutual written consent of the Company and OppFi; (ii) by the Company or OppFi if any applicable law or final, non-appealable Order (as defined in the Business Combination Agreement) is in effect making the consummation of the Business Combination illegal; (iii) by the Company or OppFi if the Closing has not occurred by the Outside Date (as defined in the Business Combination Agreement); or (iv) by the Company, on the one hand, or OppFi, on the other hand, as a result of certain breaches by the counterparties to the Business Combination Agreement that remain uncured after any applicable cure period provided in each case (i)-(iv) that such termination right is not available to the applicable party if such party exercising the right is in breach of its representations, warranties, covenants, agreements or other obligations under the Business Combination Agreement.

Other Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Tax Receivable Agreement

Simultaneously with the Closing, the Company, OppFi, the Members and the Members’ Representative will enter into a tax receivable agreement (the “Tax Receivable Agreement”), which will provide for, among other things, payment by the Company to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock (as more fully described in the Tax Receivable Agreement).

Second Amended and Restated Certificate of Incorporation of the Company and Amended and Restated Bylaws of the Company

In connection with the Closing, the Company will amend and restate (i) subject to receipt of Company Stockholder Approval, its current Certificate of Incorporation by adopting the Second Amended and Restated Certificate of Incorporation of the Company (the “Second A&R Certificate of Incorporation”) and (ii) the current Bylaws of the Company by adopting the Amended and Restated Bylaws of Company (the “A&R Bylaws”), to establish a structure containing Class A Common Stock, which will carry such economic and voting rights as set forth in the Second A&R Certificate of Incorporation and A&R Bylaws, and Class V Voting Stock, which will carry only such voting rights as set forth in the Second A&R Certificate of Incorporation and A&R Bylaws (as more fully described in the Second A&R Certificate of Incorporation and A&R Bylaws).

Amended and Restated Limited Liability Company Agreement of OppFi

At the Closing, the Company, OppFi and the Members will enter into the Amended and Restated Limited Liability Company Agreement of OppFi (the “OppFi A&R LLCA”), which will, among other things, permit the issuance and ownership of OppFi Units as contemplated to be issued and owned upon the consummation of the business combination, designate the Company as the sole manager of OppFi, provide for the Exchange Rights, otherwise amend and restate the rights and preferences of the OppFi Units and set forth the rights and preferences of the OppFi Units, and establish the ownership of the OppFi Units by the persons or entities indicated in the OppFi A&R LLCA, in each case, as more fully described in the OppFi A&R LLCA.

Amendment to the Sponsor Letter

In connection with the execution of the Business Combination Agreement, certain current officers and directors of the Company (including the Founder Holders (as defined in the Business Combination Agreement)), FG New America Investors LLC, the Company, OppFi and the Members’ Representative have entered into an amendment (the “Amended Sponsor Letter”) to a letter agreement entered into on September 29, 2020 in connection with the Company’s initial public offering (the “Letter Agreement”), pursuant to which, among other things, the Founder Holders agreed to waive any and all anti-dilution rights described in its current Certificate of Incorporation or otherwise with respect to the shares of Class A Common Stock (that formerly constituted shares of Class B Common Stock held by the Founder Holders) held by the Founder Holders that may be implicated by the business combination such that the Class B Common Stock Conversion will occur as discussed herein (and as more fully described in the Amended Sponsor Letter).

Investor Rights Agreement

At the Closing, the Company, the Founder Holders, the Members, the Members’ Representative and certain other parties will enter into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, (i) the Company, the Founder Holders and certain other parties will terminate the Registration Rights Agreement, dated as of September 29, 2020, entered into by them in connection with the Company’s initial public offering, (ii) the Members’ Representative will have the right to nominate five directors to the board of directors of the Company, subject to certain independence and holdings requirements, (iii) the Company will provide certain registration rights for the shares of Class A Common Stock held by the Members, the Sponsor, and certain other parties, and (iv) a certain Founder Holder and the Members will agree not to transfer, sell, assign or otherwise dispose of the shares of Class A Common Stock and the OppFi Units held by such Founder Holder or such Members, as applicable, for twenty-four months and nine months, respectively, following the Closing, subject to certain exceptions, in each case as more fully described in the Investor Rights Agreement.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 105 S. Maple Street, Itasca, Illinois 60143 or by telephone at (847) 791-6817.

RISKS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•	If we seek stockholder approval of our initial business combination, our Initial Stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	The requirement that we complete our initial business combination by October 2, 2022 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•	The coronavirus, or COVID-19, pandemic, including the efforts to mitigate its impact, has and may continue to have a material adverse effect on our search for a business combination, as well as any target business with which we ultimately consummate a business combination.

•	If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

•	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

•	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than approximately $10.24 per share.

•	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, our Initial Stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our Initial Stockholders and underwriters of our IPO own shares representing approximately 21.5% of our outstanding shares of common stock and have agreed to vote their Founder Shares, Private Shares, Underwriter Shares as well as any public shares purchase after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. Our amended and restated certificate of incorporation provides that if we seek stockholder approval of our initial business combination, the agreement by our Initial Stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

You may not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer or proxy documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination by October 2, 2022 may give potential target businesses leverage over us in negotiating an initial business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by October 2, 2022. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by October 2, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by October 2, 2022. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly and as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive approximately $10.24per share (based on the trust account balance as of December 31, 2020), and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than approximately $10.24 per share on the redemption of their shares (based on the trust account balance as of December 31, 2020). See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $10.24 per share” and other risk factors below.

If we seek stockholder approval of our initial business combination, our Sponsor, Initial Stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, Initial Stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our Initial Stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, Initial Stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by October 2, 2022 or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by October 2, 2022, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by October 2, 2022 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the IPO before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, shares of Class A common stock and warrants are listed on the New York Stock Exchange (“NYSE”). We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum average global market capitalization (generally $15,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our global market capitalization would generally be required to be at least $150 million, the aggregate market value of our publicly-held shares would be required to be at least $40 million and we would be required to have a minimum of 400 round lot holders of our securities and 1,100,000 publicly held shares. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A common stock and warrants are listed on the NYSE, our Units, Class A common stock and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement securities are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.24per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.24 per share upon our liquidation.

If our funds held outside the trust account are insufficient to allow us to operate until October 2, 2022, we may be unable to complete our initial business combination, in which case our public stockholders may only receive approximately $10.24 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

As of December 31, 2020, we had $1,137,685 available to us outside of the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate until October 2, 2022, assuming that our initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.24 per share (based on the trust account balance as of December 31, 2020) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.24 per share upon our liquidation (based on the trust account balance as of December 31, 2020). See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $10.24 per share” and other risk factors below.

If our funds held outside the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our business combination.

If our funds outside the trust account are insufficient, we may be required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into $11.50 Exercise Price Warrants at a price of  $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.24 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by October 2, 2022 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placements of Private Placement Warrants and the Private Placement Units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Initial Stockholders and underwriters of our IPO, who collectively beneficially own approximately 21.5% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to the IPO may be amended without stockholder approval.

Each of the agreements related to the IPO to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our Initial Stockholders, Sponsor, officers and directors; the registration rights agreement among us and our Initial Stockholders; the private placement warrants purchase agreement between us and our Sponsor; the private placement units purchase agreement between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our Initial Stockholders, Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our Initial Stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private placement securities. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2020.For as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to the Post-Business Combination Company

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $10.24 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the approximately $10.24 per public share initially held in the trust account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of  (i) approximately $10.24 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than approximately $10.24 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than approximately $10.24 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of the Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) approximately $10.24 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than approximately $10.24 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and the Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below approximately $10.24 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO; and (iii) absent an initial business combination by October 2, 2022 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.24, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by October 2, 2022 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by October 2, 2022 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.

If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A common stock included in the Units.

We have not registered the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of  “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of  “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our Initial Stockholders and holders of our Private Placement Warrants, Private Placement Units and Underwriter Units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to an agreement, our Initial Stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which Founder Shares are convertible, holders of our Private Placement Units and Private Placement Warrants and their permitted transferees can demand that we register these securities and the Class A common stock issuable upon exercise of the warrants included therein, holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion of such warrants and holders of the Underwriter Units can demand that we register the Underwriter Shares, the Underwriter Warrants and the shares of Class A common stock underlying the Underwriter Warrants. The registration rights will be exercisable with respect to the Founder Shares, the Private Placement Warrants, the Class A common stock issuable upon exercise of such Private Placement Warrants, the Private Shares, the Private Unit Warrants and the shares of Class A common stock underlying the Private Unit Warrants, the Underwriter Shares, the Underwriter Warrants and the Class A common stock issuable upon exercise of the Underwriter Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our Initial Stockholders and IPO underwriters are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. The past performance of our management team or their respective affiliates is not a guarantee of either: (i) success with respect to any business combination we may consummate; or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of any future performance.

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation or governmental investigations unrelated to our business affairs could materially impact our ability to consummate an initial business combination.

Members of our management team and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in past have been, and may in the future continue to be, involved in civil disputes and litigation and governmental investigations relating to their business affairs unrelated to our company which may progress. Given our management’s extensive involvement in financial services, asset management, insurance and other regulated industries, those civil disputes, litigation and governmental investigations could involve FINRA, SEC and/or state regulatory bodies and could result in settlements where parties are named publicly. Any such claims, investigations or settlements may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.24 per share (based on the trust account balance as of December 31, 2020) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.24 per share (based on the trust account balance as of December 31, 2020) on the redemption of their shares.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 355,643,625 and 14,056,250 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond October 2, 2022 or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors in the IPO;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our Initial Stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The Founder Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders and excluding the shares of Class A common stock underlying the Private Placement Units, Private Placement Warrants, and Underwriter Units), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the Initial Stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement securities, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our initial public offering and the sale of the private placement securities, $243,375,000 will be available to complete our initial business combination and pay related fees and expenses.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Risks Relating to our Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since the Sponsor, our officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On July 13, 2020, our Sponsor paid $30,000 to cover certain of our IPO costs in exchange for 6,468,750 Founder Shares, or approximately $0.005 per share. On August 7, 2020, our Sponsor transferred an aggregate of 1,250,000 Founder Shares to members of our management and our board of directors, resulting in our Sponsor holding 5,218,750 Founder Shares. Prior to the initial investment in the company of  $30,000 by the Sponsor, the company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued.

The number of Founder Shares outstanding was determined based on the expectation that the total size of our IPO would be a maximum of 25,875,000 Units under the assumption that the underwriters’ over-allotment option would be exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the IPO (not including the shares of Class A common stock included in the Private Placement Units and the Underwriter Units). Following the IPO, the underwriters partially exercised their over-allotment option and purchased an additional 1,275,000 Units. In connection with the partial exercise of the over-allotment option, 525,000 Founder Shares were forfeited and the underwriters of the IPO received an additional 6,375 Underwriter Units. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our insiders (and/or their designees) have purchased an aggregate of 5,361,250 Private Placement Warrants, that will also be worthless if we do not complete our initial business combination. In addition, our insiders (and/or their designees) purchased an aggregate of 462,500 Private Placement Units, consisting of one Private Share and one-half of one Private Unit Warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the IPO nears, which is the deadline for our completion of an initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Our Initial Stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Initial Stockholders and underwriters of our IPO own approximately 21.5% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our Initial Stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial Stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Stockholders will continue to exert control at least until the completion of our initial business combination.

Risks Relating to Our Securities

Our Sponsor paid an aggregate of  $30,000 to cover certain of our IPO costs in exchange for 6,468,750 Founder Shares, or approximately $0.005 per founder share and, accordingly, you will experience immediate and substantial dilution from the purchase of our shares of Class A common stock.

The difference between the IPO price per share (allocating all of the Unit purchase price to the share of Class A common stock and none to the warrant included in the Unit) and the pro forma net tangible book value per share of our Class A common stock after the IPO constitutes the dilution to you and other investors. Our Initial Stockholders acquired the Founder Shares at a nominal price, significantly contributing to this dilution. This dilution would increase to the extent that the anti-dilution provisions of the Founder Shares result in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants have been issued under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We have waived any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of our initial business combination) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants, the Private Unit Warrants and Underwriter Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,887,500 shares of our Class A common stock as part of the Units offered in the IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of  (x) 5,592,500 warrants, consisting of  (i) 3,848,750 $11.50 Exercise Price Warrants, (ii) 1,512,500 $15 Exercise Price Warrants and (iii) 231,250 Private Unit Warrants, as well as 59,437 Underwriter Warrants. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 $11.50 Exercise Price Warrants, at the price of  $1.00 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each Unit contains one-half of one warrant and only a whole warrant may be exercised, the Units may be worth less than units of other special purpose acquisition companies.

Each Unit contains one-half of one Warrant. Pursuant to the warrant agreement, no fractional Warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other initial public offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation will require, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation will provide that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.

General Risk Factors

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

The outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

We currently maintain our executive offices at 105 S. Maple Street, Itasca, Illinois 60143. The cost for this space is included in the $10,000 per-month fee the Sponsor charges us for general and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A common stock and warrants are traded on the NYSE under the symbols “FGNA.U,” “FGNA” and “FGNA WS,” respectively.

Holders

As of March 1, 2021, there were 13 holders of record of our units, 1 holder of record of our Class A common stock and 2holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On July 13, 2020, we issued to our Sponsor an aggregate of 6,468,750 Founder Shares in exchange for a capital contribution of $30,000. On August 7, 2020, our Sponsor transferred an aggregate of 1,250,000 Founder Shares to members of our management and our board of directors, resulting in our Sponsor holding 5,218,750 Founder Shares. On October 14, 2020, our Sponsor forfeited 525,000 Founder Shares in connection with the underwriters’ partial exercise of the over-allotment option, resulting in our Sponsor holding 4,693,750 Founder Shares and there being a total of 5,943,750 Founder Shares outstanding.

On September 29, 2020 we priced and on October 2, 2020 we closed our IPO of 22,500,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $225,000,000. Piper Sandler & Co. and

ThinkEquity, a division of Fordham Financial Management, Inc., acted as joint book-running managers of the offering. The securities sold in the IPO were registered under the Securities Act on registration statement on Form S-1 (No. 333-248429). The SEC declared the registration statement effective on September 29, 2020. On October 14, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 1,275,000 Units, generating gross proceeds of $12,750,000.

Simultaneously with the consummation of the IPO, we consummated a private placement of 462,500 Private Placement Units to our Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $4,625,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Units are the same as the Units sold in the IPO, except that our Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until 30 days after the completion of our initial business combination. In addition, for as long as the warrants underlying the Private Placement Units are held by our Sponsor or its permitted transferees, they (i) will not be redeemable by us, (ii) may be exercised by the holders on a cashless basis and (iii) will be entitled to registration rights. The Private Placement Units (including the underlying securities) are not entitled to redemption.

Also simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 3,848,750 $11.50 Exercise Price Warrants to our Sponsor at a purchase price of $1.00 per $11.50 Private Warrant. The $11.50 Exercise Price Warrants are identical to the warrants included in the Units sold in the IPO, except that the $11.50 Exercise Price Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the shares of Class A common stock issuable upon exercise of such $11.50 Exercise Price Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Also simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 1,512,500 $15.00 Exercise Price Warrants to our Sponsor at a purchase price of $0.10 per $15 Exercise Price Warrant. The $15.00 Exercise Price Warrants are identical to the public Warrants, except that the $15.00 Exercise Price Warrants are each exercisable to purchase one share of Class A common stock at $15.00 per share, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the shares of Class A common stock issuable upon exercise of such $15.00 Exercise Price Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our initial Business Combination, (iii) may be exercised by the holders on a cashless basis, (iv) will be entitled to registration rights, and will expire at 5:00 p.m. New York City time ten years after the consummation of our initial business combination. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Also simultaneously with the closing of the IPO on October 2, 2020, we completed the private placement of an aggregate of 112,500 Underwriter Units to the underwriters. The Underwriter Units are identical to the Units sold in the IPO, except so long as they are held by the underwriters or their permitted transferees, the Underwriter Warrants included in the Underwriter Units (i) will not be redeemable by us, (ii) may not (including the shares of Class A common stock issuable upon exercise of the Underwriter Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis, (iv) will be entitled to registration rights and (v) for so long as they are held by the underwriters, will not be exercisable more than five years from the effective date of the Registration Statement in accordance with FINRA Rule 5110(f)(2)(G)(i). On October 14, 2020, we issued an additional 6,375 Underwriter Units to the underwriters in connection with the underwriters’ partial exercise of the over-allotment option. No underwriting discounts or commissions were paid with respect to either placement. The issuance of the Underwriter Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the IPO, the partial exercise of the underwriters’ over-allotment option and private placement of Private Placement Units and the Private Placement Warrants, $243,375,000 was placed in a Trust Account.

We paid a total of $1,000,000 in underwriting fees and $608,028 for other costs and expenses related to the IPO.

Item 6. Selected Financial Data.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on June 24, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of securities that occurred in private placements simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

•	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On February 9, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) with the Opportunity Financial, LLC, a Delaware limited liability company (“OppFi”), OppFi Shares, LLC, a Delaware limited liability company (“OFS”), and Todd Schwartz, in his capacity as the Members’ Representative (in such capacity, the “Members’ Representative”). Upon consummation of the transactions contemplated by the Business Combination Agreement, the Company will change its name to “OppFi Inc.”

Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, at the time of the closing of the business combination (the “Closing”), (x) in exchange for common units of OppFi (the “OppFi Units”), the Company will contribute to OppFi cash (the “Cash Consideration”) and the number of shares of newly issued Class V common stock, par value $0.0001 per share, of the Company (the “Class V Voting Stock”) equal to the number of Retained OppFi Units (as defined below), which will entitle its holder to one vote per share but no right to dividends or distributions and (y) immediately thereafter, OppFi will distribute to OFS the shares of Class V Voting Stock received by OppFi.

At the Closing, OppFi will transfer to the Company a number of OppFi Units equal to the number of shares of Class A common stock, par value $0.0001 per share, of the Company issued and outstanding as of immediately prior to the Closing (after giving effect to any Company stockholder redemptions and the Class B Common Stock Conversion (as defined below)). The members of OppFi (“Members”) will, immediately following the Closing, retain an aggregate number of OppFi Units (such OppFi Units retained by the Members, the “Retained OppFi Units”) equal to (i) (A) OppFi’s equity value (i.e., $743,000,000), plus (B) the Company Cash Amount (as defined in the Business Combination Agreement), plus (C) the amount by which the Working Capital (as defined in the Business Combination Agreement) is greater than the Target Working Capital Amount (as defined in the Business Combination Agreement), if any, minus (D) the amount by which the Working Capital is less than the Target Working Capital Amount, minus (E) the Cash Consideration, divided by (ii) $10.

In connection with the Closing, on the date of the Closing (the “Closing Date”), 25,500,000 Retained OppFi Units (the “Earnout Units”) held by the Members and an equal number of shares of Class V Voting Stock issued to the Members by the Company in connection with the business combination and held by OFS, will be subject to certain restrictions and potential forfeiture pending the achievement (if any) of certain earnout targets pursuant to the terms of the Business Combination Agreement.

Following the Closing, the combined Company will be organized in an “Up-C” structure in which substantially all of the assets and the business of the combined Company will be held by OppFi and its subsidiaries, and the Company’s only direct assets will consist of OppFi Units. Assuming that none of the Company’s current stockholders exercise their right to redeem their Class A Common Stock, and subject to adjustment for cash on hand and working capital, as of immediately following the Closing and without giving effect to the Earnout Units or outstanding warrants to purchase Class A Common Stock, the Company is expected to own, directly or indirectly, approximately 38% of the OppFi Units and will control OppFi as the sole manager of OppFi in accordance with the terms of the OppFi A&R LLCA (as defined and discussed below) and all remaining OppFi Units will be owned by the Members.

In connection with the Closing, pursuant to the terms and conditions of the amended and restated certificate of incorporation of Company, dated as of September 29, 2020 (the “Current Certificate of Incorporation”), and the Amended Sponsor Letter (as defined below), all then-outstanding shares of Class B common stock, par value $0.0001 per share, of the Company (the “Class B Common Stock”) will be converted into shares of Class A Common Stock (after giving effect to the Amended Sponsor Letter (as defined below)) on a one-for-one basis and into an aggregate number of 5,943,750 shares of Class A Common Stock (the “Class B Common Stock Conversion”).

Pursuant to the Business Combination Agreement, the “Cash Consideration” will be equal to (i) the cash remaining in the Company’s trust account as of immediately prior to the Closing following any redemptions of Class A Common Stock by the Company’s current stockholders, less (ii) the amount by which (a) the aggregate amount of transaction expenses incurred by the parties to the Business Combination Agreement as of the Closing and $15,000,000, exceed (b) the amount of all cash, cash equivalents, deposits and marketable securities held by OppFi on the Closing Date (such amount, as adjusted, the “Available Closing Date Cash”).

Beginning on the six month anniversary of the Closing, each Retained OppFi Unit held by the Members may be exchanged, subject to certain conditions, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the OppFi A&R LLCA (such exchange rights, as further described in the OppFi A&R LLCA, the “Exchange Rights”). For each Retained OppFi Unit so exchanged, one share of the Class V Voting Stock will be canceled by the Company.

Representations, Warranties and Covenants

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. The representations and warranties made under the Business Combination Agreement will not survive the Closing, other than claims against a party that committed fraud with respect to the making of its applicable representation and warranty. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of OppFi, the Company and their respective subsidiaries during the period between execution of the Business Combination Agreement and the Closing. The covenants made under the Business Combination Agreement will not survive the Closing, unless by their terms, they are to be performed in whole or in part after the Closing. Each of the parties to the Business Combination Agreement has agreed to use its commercially reasonable efforts to cause the Business Combination to be consummated after the date of the execution of the Business Combination Agreement in the most expeditious manner practicable.

Conditions to Closing

Under the Business Combination Agreement, the obligations of the parties (or, in some cases, some of the parties) to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the approval and adoption of the Business Combination Agreement and transactions contemplated thereby and certain other matters by requisite vote of the Company’s stockholders (the “Company Stockholder Approval”); (ii) if required, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of a Material Adverse Effect (as defined in the Business Combination Agreement) since the date of the Business Combination Agreement; and (iv) material compliance by the parties with their respective pre-Closing and Closing obligations and the accuracy of each party’s representations and warranties in the Business Combination Agreement, in each case subject to the certain materiality standards contained in the Business Combination Agreement. In addition, OppFi’s obligation to consummate the Business Combination is subject to the condition that the Company have at least $200,000,000 of Available Closing Date Cash at the Closing.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including only as follows, (i) upon the mutual written consent of the Company and OppFi; (ii) by the Company or OppFi if any applicable law or final, non-appealable Order (as defined in the Business Combination Agreement) is in effect making the consummation of the Business Combination illegal; (iii) by the Company or OppFi if the Closing has not occurred by the Outside Date (as defined in the Business Combination Agreement); or (iv) by the Company, on the one hand, or OppFi, on the other hand, as a result of certain breaches by the counterparties to the Business Combination Agreement that remain uncured after any applicable cure period provided in each case (i)-(iv) that such termination right is not available to the applicable party if such party exercising the right is in breach of its representations, warranties, covenants, agreements or other obligations under the Business Combination Agreement.

Other Agreements

The Business Combination Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Tax Receivable Agreement

Simultaneously with the Closing, the Company, OppFi, the Members and the Members’ Representative will enter into a tax receivable agreement (the “Tax Receivable Agreement”), which will provide for, among other things, payment by the Company to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock (as more fully described in the Tax Receivable Agreement).

Second Amended and Restated Certificate of Incorporation of the Company and Amended and Restated Bylaws of the Company

In connection with the Closing, the Company will amend and restate (i) subject to receipt of Company Stockholder Approval, its current Certificate of Incorporation by adopting the Second Amended and Restated Certificate of Incorporation of the Company (the “Second A&R Certificate of Incorporation”) and (ii) the current Bylaws of the Company by adopting the Amended and Restated Bylaws of Company (the “A&R Bylaws”), to establish a structure containing Class A Common Stock, which will carry such economic and voting rights as set forth in the Second A&R Certificate of Incorporation and A&R Bylaws, and Class V Voting Stock, which will carry only such voting rights as set forth in the Second A&R Certificate of Incorporation and A&R Bylaws (as more fully described in the Second A&R Certificate of Incorporation and A&R Bylaws).

Amended and Restated Limited Liability Company Agreement of OppFi

At the Closing, the Company, OppFi and the Members will enter into the Amended and Restated Limited Liability Company Agreement of OppFi (the “OppFi A&R LLCA”), which will, among other things, permit the issuance and ownership of OppFi Units as contemplated to be issued and owned upon the consummation of the business combination, designate the Company as the sole manager of OppFi, provide for the Exchange Rights, otherwise amend and restate the rights and preferences of the OppFi Units and set forth the rights and preferences of the OppFi Units, and establish the ownership of the OppFi Units by the persons or entities indicated in the OppFi A&R LLCA, in each case, as more fully described in the OppFi A&R LLCA.

Amendment to the Sponsor Letter

In connection with the execution of the Business Combination Agreement, certain current officers and directors of the Company (including the Founder Holders (as defined in the Business Combination Agreement)), FG New America Investors LLC, the Company, OppFi and the Members’ Representative have entered into an amendment (the “Amended Sponsor Letter”) to a letter agreement entered into on September 29, 2020 in connection with the Company’s initial public offering (the “Letter Agreement”), pursuant to which, among other things, the Founder Holders agreed to waive any and all anti-dilution rights described in its current Certificate of Incorporation or otherwise with respect to the shares of Class A Common Stock (that formerly constituted shares of Class B Common Stock held by the Founder Holders) held by the Founder Holders that may be implicated by the business combination such that the Class B Common Stock Conversion will occur as discussed herein (and as more fully described in the Amended Sponsor Letter).

Investor Rights Agreement

At the Closing, the Company, the Founder Holders, the Members, the Members’ Representative and certain other parties will enter into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which, among other things, (i) the Company, the Founder Holders and certain other parties will terminate the Registration Rights Agreement, dated as of September 29, 2020, entered into by them in connection with the Company’s initial public offering, (ii) the Members’ Representative will have the right to nominate five directors to the board of directors of the Company, subject to certain independence and holdings requirements, (iii) the Company will provide certain registration rights for the shares of Class A Common Stock held by the Members, the Sponsor, and certain other parties, and (iv) a certain Founder Holder and the Members will agree not to transfer, sell, assign or otherwise dispose of the shares of Class A Common Stock and the OppFi Units held by such Founder Holder or such Members, as applicable, for twenty-four months and nine months, respectively, following the Closing, subject to certain exceptions, in each case as more fully described in the Investor Rights Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities, including those necessary to prepare for the initial public offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2020, we incurred net loss of $185,637, which consisted of $191,470 in operating expenses, offset by $5,833 investment income earned in trust account.

Liquidity and Capital Resources

On October 2, 2020, we consummated the initial public offering (the “IPO”) of 22,500,000 units (“Units”), at a price of $10.00 per Unit, generating gross proceeds of $225 million. On October 14, 2020, we consummated the closing of the sale of 1,275,000 additional Units upon receiving notice of the underwriters’ election to partially exercise their overallotment option (the “over-allotment”), generating additional gross proceeds of approximately $12.8 million.

Simultaneously with the closing of the IPO, on October 2, 2020, the Company completed the private sale to FG New America Investors LLC (“Sponsor”) of an aggregate of (i) 462,500 units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,625,000, (ii) 3,848,750 warrants (the “$11.50 Exercise Price Warrants”) at a purchase price of $1.00 per $11.50 Exercise Price Warrant, generating gross proceeds to the Company of $3,848,750 and (ii) 1,512,500 warrants (the “$15 Exercise Price Warrants” and together with the $11.50 Exercise Price Warrants, the “Private Placement Warrants”) at a purchase price of $0.10 per $15 Exercise Price Warrant, generating gross proceeds to the Company of $151,250. In addition, simultaneously with the closing of the IPO, the Company completed the private placement of an aggregate of 112,500 units (the “Underwriter Units”), to the underwriters. In connection with the partial exercise of underwriters’ over-allotment option on October 14, 2020, the Company also issued an additional 6,375 Underwriter Units to the underwriters.

Following the closing of the IPO and the private placements of Private Placement Warrants and Private Placement Units on October 2, 2020, as well as the closing of the over-allotment option on October 14, 2020, an amount of $243,375,000 from the net proceeds of the sale of Units in the IPO (including proceeds from the partial exercise of the over-allotment option) and the sale of Private Placement Warrants and Private Placement Units was placed in the trust account.

For the period from June 24, 2020 (inception) through December 31, 2020, cash used in operating activities was $278,454, consisting primarily of net loss of $185,637 and change in operating assets and liabilities which include, increase in prepaid expenses by $228,465 and increase in account payable by $135,648.

We intend to use substantially all of the funds held in the trust account (excluding deferred underwriting fees) to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of 1,137,685 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into $11.50 Exercise Price Warrants at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through October 2, 2022. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the Private Placement Units and Private Placement Warrants and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the IPO. Upon completion of a business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We had identified the following as its critical accounting policies:

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and that are charged to shareholders equity upon the completion of the IPO. Offering costs amounting to $1,608,028 (including $1,000,000 of underwriting fees) were charged to shareholders’ equity upon the completion of IPO. In addition, underwriters also received 118,875 Underwriter Units, with such Underwriter Units restricted from sale until the closing of the business combination and with no redemption rights from the trust account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2020 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. As of December 31, 2020, weighted average shares were reduced for the effect of an aggregate of 525,000 shares that were forfeited by our initial stockholders due to partial the over-allotment exercised by the underwriters.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

Statement of Cash Flows for the period June 24, 2020 (inception) to December 31, 2020	55
Notes to Financial Statements	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of FG New America Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of FG New America Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of income, stockholders' equity, and cash flows for the period June 24, 2020 (inception) to December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period June 24, 2020 (inception) to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

Plante & Moran, PLLC

We have served as the Company’s auditor since 2020.

Chicago, IL

March 2, 2021

FG New America Acquisition Corp.

Balance Sheet

December 31, 2020

ASSETS
Current assets
Cash	$1,137,685
Prepaid expenses	228,465
Total current assets	$1,366,150

Marketable securities held in trust account	243,380,833
TOTAL ASSETS	$244,746,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$135,648
Total current liabilities	135,648
TOTAL LIABILITIES	$135,648

COMMITMENTS AND CONTINGENCIES
Class A common stock, $0.0001 par value, subject to possible redemption, 23,287,194 shares at redemption value	$238,374,990

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,069,181 shares issued and outstanding (excluding 23,287,194 shares subject to possible redemption)	107
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,943,750 shares issued and outstanding	594
Additional paid-in capital	6,421,281
Accumulated deficit	(185,637)
Total Stockholders' Equity	$6,236,345
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$244,746,983

The accompanying notes are an integral part of the financial statements.

FG New America Acquisition Corp.

Statement of Operations

For the period from June 24, 2020 ( inception) to December 31, 2020

Operating expenses:
Formation costs	$1,000
General and administrative expenses	190,470
Loss from operations	$(191,470)

Other income:
Investment income on trust account	$5,833
Total other income	$5,833

Net Loss	$(185,637)

Weighted average common shares outstanding
Basic and diluted(1)	5,613,613

Basic and diluted net loss per share	$(0.03)

(1) Excludes an aggregate of up to 23,287,194 shares subject to possible redemption at December 31, 2020.

The accompanying notes are an integral part of the financial statements.

FG New America Acquisition Corp.

Statement of Changes in Stockholders’ Equity

For the period from June 24, 2020 (inception) to December 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at June 24, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Class B common shares issued to initial shareholder (1)	-	-	5,943,750	594	29,406	-	30,000
Sale of 23,775,000 units at $10 per unit in IPO, including over-allotment, net of underwriters' discount and offering expenses	23,775,000	2,378	-	-	236,139,594	-	236,141,972
Sale of 462,500 units at $10 per unit in private placement	462,500	46	-	-	4,624,954	-	4,625,000
Sale of 3,848,750 $11.50 exercise price warrants at $1.00 per warrant in private placement	-	-	-	-	3,848,750	-	3,848,750
Sale of 1,512,500 $15.00 exercise price warrants at $0.10 per warrant in private placement	-	-	-	-	151,250	-	151,250
Issuance of underwritter units, including over-allotment	118,875	11	-	-	(11)	-	-
Common shares subject to possible redemption	(23,287,194)	(2,328)	-	-	(238,372,662)	-	(238,374,990)
Net loss	-	-	-	-	-	(185,637)	(185,637)
Balance at December 31, 2020	1,069,181	$107	5,943,750	$594	$6,421,281	$(185,637)	$6,236,345

(1)	Includes the effect of forfeiture of 525,000 shares of Class B common stock upon partial exercise of over-allotment option by the underwriters on October 14, 2020.

The accompanying notes are an integral part of the financial statements.

Statement of Cash Flows

For the period from June 24, 2020 (inception) to December 31, 2020

Cash flows from operating activities
Net loss	$(185,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense	(228,465)
Accounts payable	135,648
Net cash used in operating activities	$(278,454)

Cash flow from investing activities
Investment in marketable securities	(243,380,833)
Net cash used in investing activities	(243,380,833)

Cash flows from financing activities
Proceeds from promissory note	100,000
Repayment of promissory note	(100,000)
Proceeds from sale of shares of common stock to initial stockholder	30,000
Proceeds from sale of units in IPO, including over-allotment, net of offering costs	$236,141,972
Proceeds from sale of private units in private placement	$4,625,000
Proceeds from sale of $11.50 excercise warrants in private placement	3,848,750
Proceeds from sale of $15 excercise warrants in private placement	151,250
Net Cash provided by financing activities	$244,796,972

Net increase in cash	$1,137,685
Cash at beginning of period	-
Cash at end of period	$1,137,685

The accompanying notes are an integral part of the financial statements.

FG NEW AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not yet commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective September 29, 2020. On October 2, 2020, the Company consummated the IPO of 22,500,000 units at $10.00 per unit, (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) generating gross proceeds of $225,000,000, which is discussed in Note 3. In connection with the IPO, the underwriters were granted an option to purchase up to an additional 3,375,000 Units to cover over-allotments, if any. On October 14, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 1,275,000 Units, generating gross proceeds of $12,750,000. In connection with the partial exercise of the over-allotment option by the underwriters, the Company’s sponsor, FG New America Investors LLC (the “Sponsor”), forfeited 525,000 shares of Class B common stock on October 14, 2020.

Simultaneously with the closing of the IPO, the Company consummated the sale of i) 3,848,750 $11.50 exercise price warrants (the “$11.50 Exercise Price Warrants”) at a price of $1.00 per $11.50 Private Warrant, ii) the sale of 1,512,500 $15.00 exercise price warrants (the “$15 Exercise Price Warrants”, and together with $11.50 Exercise Price Warrants the “Private Placement Warrants”) at a price of $0.10 per $15 Exercise Price Warrant, and iii) the sale of 462,500 units at $10.00 per unit (the “Private Placement Units”) in a private placement to the Sponsor. Each Private Placement Unit consists of one share of Class A common stock and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share.

IPO costs amounted to $1,608,028 consisting of $1,000,000 of underwriting fees, and $608,028 of other offering costs. In addition, underwriters also received an aggregate of 118,875 Units, with such Units restricted from sale until the closing of the Business Combination and with no redemption rights from the Trust Account (as defined below). In addition to the offering costs, after the closing of the IPO on Oct 2, 2020 the Company also paid $300,037 for directors and officers insurance coverage.

Following the closing of the IPO and the private placements of Private Placement Warrants and Private Placement Units on October 2, 2020, as well as the closing of the over-allotment option on October 14, 2020, an amount of $243,375,000 from the net proceeds of the sale of Units in the IPO (including proceeds from the partial exercise of the over-allotment option) and the sale of Private Placement Warrants and Private Placement Units was placed in a trust account (“Trust Account”) that will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

FG NEW AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Units are listed on the New York Stock Exchange (“NYSE”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the Private Placement Warrants and Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NYSE rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The holders of Public Shares are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. Following the consummation of the IPO on Oct 2, 2020, a portion of the Public Shares are recorded at redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” in order for the Company to maintain net tangible assets of at least $5,000,001.

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

The Sponsor, officers, directors and advisors (the “Initial Stockholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any shares of Class A common stock underlying the Private Placement Units, and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Charter with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any shares of Class A common stock underlying the Private Placement Units) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Charter relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Placement Units and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

FG NEW AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company has until 24 months from the closing of the IPO to consummate a Business Combination (as such period may be extended pursuant to the Charter, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.25 per share (but only $10.00 per share for the Units sold pursuant to the underwriters’ over-allotment option), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

FG NEW AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in a money market fund that invests exclusively in short term U.S. Treasury obligations. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account to pay for its franchise and income taxes.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FG NEW AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. As of December 31, 2020, weighted average shares were reduced for the effect of an aggregate of 525,000 shares that were forfeited by Initial Stockholders due to the partial exercise of the over-allotment option by the underwriters (see Note 5). In the periods when net losses are incurred, no impact of dilutive securities is included in the calculation of diluted weighted average number of common shares outstanding.

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

Period Ended December 31, 2020
Net loss	$(185,637)

Weighted average shares outstanding, basic and diluted	5,613,613

Basic and diluted net loss per common share	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

FG NEW AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s IPO was declared effective on September 29, 2020. On October 2, 2020, the Company consummated the IPO of 22,500,000 Units at a purchase price of $10.00 per Unit generating gross proceeds of $225,000,000 from the sale of the Units. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 7). On October 14, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 1,275,000 Units, generating additional gross proceeds of $12,750,000.

NOTE 4. PRIVATE PLACEMENT

On October 2, 2020 simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 3,848,750 $11.50 Exercise Price Warrants at a price of $1.00 per $11.50 Exercise Price Warrant, 1,512,500 $15 Exercise Price Warrants at a price of $0.10 per $15 Exercise Price Warrant, and 462,500 Private Placement Units at a price of $10.00 per Private Placement Unit, in each case, from the Company in a private placement. The aggregate gross proceeds from the sale of Private Placement Warrants and Private Placement Units were $8,625,000, part of which was placed in the Trust Account along with the IPO gross proceeds. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants and the Private Unit Warrants will expire worthless. The Private Placement Warrants and the Private Unit Warrants are non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Initial Stockholders or the permitted transferees. Each Private Placement Warrant and Private Unit Warrant will entitle the holder to purchase one share of common stock at its respective exercise price.

Also, simultaneously with the closing of the IPO on October 2, 2020, the Company completed the private placement of an aggregate of 112,500 Units to the underwriters. In connection with the exercise of underwriters’ over-allotment option on October 14, 2020, the Company also issued an additional 6,375 Units to the underwriters for an aggregate of 118,875 Units.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 13, 2020, the Company issued an aggregate of 6,468,750 shares of Class B common stock (the “Founder Shares”) to the Initial Stockholders for an aggregate purchase price of $30,000 in cash. On August 7, 2020, the Sponsor transferred an aggregate of 1,250,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,218,750 Founder Shares. In connection with the partial exercise of the over-allotment option by the underwriters on October 14, 2020, the Sponsor forfeited 525,000 Founder Shares on October 14, 2020. As of December 31, 2020, the Sponsor held 4,693,750 Founder Shares.

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

Promissory Note

On July 13, 2020, the Company issued a non-interest bearing unsecured Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 from time to time. The Promissory Note was fully paid off at the completion of the IPO on October 2, 2020.

FG NEW AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on September 29, 2020 whereby the Sponsor provides certain services for the Company for a monthly fee of $10,000.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on September 29, 2020, the holders of the Founder Shares, the Private Placement Units and Private Placement Warrants (and their underlying securities) are entitled to registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,375,000 additional Units to cover over-allotments at the IPO price. On October 14, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 1,275,000 Units.

Subject to certain conditions, on September 29, 2020 the Company granted underwriters for a period beginning on the closing of the IPO and ending on the later of 24 months after the closing of the IPO and 12 months after the consummation of our Business Combination, a right of first refusal to act as (i) exclusive financial advisor in connection with all of the Company’s proposed business combinations for a fee of up to 3.5% of the proceeds of the IPO (subject to the Company’s right to allocate up to 50% of such fee to another financial institution or extinguish such amount in Company’s sole discretion), and (ii) sole investment banker, sole book-runner and/or sole placement agent, at underwriters’ sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings, during such period for the Company or any successor to it or any of its subsidiaries, on terms agreed to by both the Company and underwriters in good faith.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were 1,069,181 shares of Class A common stock issued and outstanding, excluding 23,287,194 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock, par value $0.0001 per share. On July 13, 2020, the Company issued an aggregate of 6,468,750 shares of Class B common stock as Founder Shares to the Initial Stockholders for an aggregate purchase price of $30,000 in cash. On August 7, 2020, the Sponsor transferred an aggregate of 1,250,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,218,750 Founder Shares. In connection with the partial exercise of the over-allotment option by the underwriters on October 14, 2020, the Sponsor forfeited 525,000 Founder Shares on October 14, 2020. As of December 31, 2020, Sponsor held 4,693,750 Founder Shares.

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

FG NEW AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of the Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) such that: i) the numerator shall be equal to the sum of (A) 25% of all shares of Class A common stock issued or issuable (upon the conversion or exercise of any equity-linked securities or otherwise) by the Company, related to or in connection with the consummation of the Business Combination (excluding any securities issued or issuable to any seller in the Business Combination) plus (B) the number of shares of Class B common stock issued and outstanding prior to the closing of the Business Combination; and ii) the denominator shall be the number of shares of Class B common stock issued and outstanding prior to the closing of the Business Combination.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, and will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the IPO. The Public Warrants will expire on the fifth anniversary of the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants i) at a redemption price of $0.01 per warrant, ii) at any time after the Public Warrants become exercisable, iii) upon a minimum of 30 days’ prior written notice of redemption, iv) if, and only if, the last sales price of Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period commencing after the date the Public Warrants become exercisable and ending three business days before Company sends the notice of redemption, and v) if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The $11.50 Exercise Price Warrants have terms similar to the Public Warrants underlying the Units sold in the IPO, except that the $11.50 Exercise Price Warrants are issued as a whole warrant having one common stock underlying each $11.50 Exercise Price Warrant (as compared to one-half of one Public Warrant included in each Unit sold in the IPO), will be non-redeemable and may be exercised on a cashless basis so long as they continue to be held by the Initial Stockholders or their permitted transferees. Additionally, $11.50 Exercise Price Warrants and the shares issuable upon the exercise of the $11.50 Exercise Price Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The $15 Exercise Price Warrants entitle the holder to purchase one share of Class A common stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis so long as they continue to be held by the Initial Stockholders or their permitted transferees. Additionally, $15 Exercise Price Warrants and the shares issuable upon the exercise of the $15 Exercise Price Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Private Unit Warrants have terms similar to the Public Warrants underlying the Units sold in the IPO, except that the Private Unit Warrants are non-redeemable and may be exercised on a cashless basis so long as they continue to be held by the Initial Stockholders or their permitted transferees. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

FG NEW AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	Level 1	243,380,833

NOTE 9. SUBSEQUENT EVENTS

On February 9, 2021, the Company entered into a business combination agreement (the “Business Combination Agreement”) with the Opportunity Financial, LLC, a Delaware limited liability company (“OppFi”), OppFi Shares, LLC, a Delaware limited liability company (“OFS”) which will hold seller retained interests in OppFi, and Todd Schwartz, in his capacity as the Members’ Representative (in such capacity, the “Members’ Representative”). Upon consummation of the transactions contemplated by the Business Combination Agreement, the Company will change its name to “OppFi Inc.”

FG NEW AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, at the time of the closing of the business combination (the “Closing”), (x) in exchange for common units of OppFi (the “OppFi Units”), the Company will contribute to OppFi cash (the “Cash Consideration”) and the number of shares of newly issued Class V common stock, par value $0.0001 per share, of the Company (the “Class V Voting Stock”) equal to the number of Retained OppFi Units (as defined below), which will entitle its holder to one vote per share but no right to dividends or distributions and (y) immediately thereafter, OppFi will distribute to OFS the shares of Class V Voting Stock received by OppFi.

At the Closing, OppFi will transfer to the Company a number of OppFi Units equal to the number of shares of Class A common stock, par value $0.0001 per share, of the Company issued and outstanding as of immediately prior to the Closing (after giving effect to any Company stockholder redemptions and the Class B Common Stock Conversion (as defined below)). The members of OppFi (“Members”) will, immediately following the Closing, retain an aggregate number of OppFi Units (such OppFi Units retained by the Members, the “Retained OppFi Units”) equal to (i) (A) OppFi’s equity value of $743,000,000 (as defined in the Business Combination Agreement), plus (B) the Company Cash Amount (as defined in the Business Combination Agreement), plus (C) the amount by which the Working Capital (as defined in the Business Combination Agreement) is greater than the Target Working Capital Amount (as defined in the Business Combination Agreement), if any, minus (D) the amount by which the Working Capital is less than the Target Working Capital Amount, minus (E) the Cash Consideration, divided by (ii) $10.

In connection with the Closing, on the date of the Closing (the “Closing Date”), 25,500,000 Retained OppFi Units (the “Earnout Units”) held by the Members and an equal number of shares of Class V Voting Stock issued to the Members by the Company in connection with the business combination and held by OFS, will be subject to certain restrictions and potential forfeiture pending the achievement (if any) of certain earnout targets pursuant to the terms of the Business Combination Agreement.

Following the Closing, the combined Company will be organized in an “Up-C” structure in which substantially all of the assets and the business of the combined Company will be held by OppFi and its subsidiaries, and the Company’s only direct assets will consist of OppFi Units. Assuming that none of the Company’s current stockholders exercise their right to redeem their Class A Common Stock, and subject to adjustment for cash on hand and working capital, as of immediately following the Closing and without giving effect to the Earnout Units or outstanding warrants to purchase Class A Common Stock, the Company is expected to own, directly or indirectly, approximately 38% of the OppFi Units and will control OppFi as the sole manager of OppFi in accordance with the terms of the OppFi Amended and Restated Limited Liability Company Agreement and all remaining OppFi Units will be owned by the Members.

In connection with the Closing, pursuant to the terms and conditions of the amended and restated certificate of incorporation of Company, dated as of September 29, 2020 (the “Current Certificate of Incorporation”), and the Amended Sponsor Letter (as defined below), all then-outstanding shares of Class B common stock, par value $0.0001 per share, of the Company (the “Class B Common Stock”) will be converted into shares of Class A Common Stock (after giving effect to the Amended Sponsor Letter (as defined below)) on a one-for-one basis and into an aggregate number of 5,943,750 shares of Class A Common Stock (the “Class B Common Stock Conversion”).

Pursuant to the Business Combination Agreement, the “Cash Consideration” will be equal to (i) the cash remaining in the Company’s trust account as of immediately prior to the Closing following any redemptions of Class A Common Stock by the Company’s current stockholders, less (ii) the amount by which (a) the aggregate amount of transaction expenses incurred by the parties to the Business Combination Agreement as of the Closing and $15,000,000, exceed

(b) the amount of all cash, cash equivalents, deposits and marketable securities held by OppFi on the Closing Date (such amount, as adjusted, the “Available Closing Date Cash”).

Beginning on the six month anniversary of the Closing, each Retained OppFi Unit held by the Members may be exchanged, subject to certain conditions, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the OppFi A&R LLCA (such exchange rights, as further described in the OppFi Amended and Restated Limited Liability Company Agreement, the “Exchange Rights”). For each Retained OppFi Unit so exchanged, one share of the Class V Voting Stock will be canceled by the Company.

FG NEW AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

FG NEW AMERICA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Joseph H. Moglia	71	Chairman
Larry G. Swets, Jr.	46	Chief Executive Officer & Director
D. Kyle Cerminara	43	President & Director
Hassan R. Baqar	43	Chief Financial Officer
Nicholas S. Rudd	38	Director
Robert C. Weeks	36	Director

Joseph Moglia, 71, has served as our Chairman since July 2020. Mr. Moglia is the former CEO and Chairman of the Board at TD Ameritrade, Chairman of Fundamental Global Investors and Capital Wealth Advisors and Chair of Athletics and Executive Advisor to the President at Coastal Carolina University.

In 1984 Mr. Moglia entered the MBA Training Program at Merrill Lynch, where there were 26 people. 25 MBA’s and 1 football coach. By 1988, he was Merrill Lynch’s Number One Producer in the World. By the time he left, he had been a member of both the Institutional and Private Client Executive Committees, and his final responsibilities were all Investment Products, the Insurance Company, the 401(k) Business and the Middle Market Business. Prior to that, he was head of Global Fixed Income Institutional Sales and ran the firm’s Municipal division.

Mr. Moglia became the CEO of Ameritrade in 2001, and by the time he stepped down in 2008, shareholders had enjoyed a 500% return. In 2009 he became Chairman of the Board. In October 2020, TD Ameritrade was acquired by Charles Schwab. As of January 2021, the combined company has a market capitalization above $100 billion and client assets of $6.69 trillion. When Mr. Moglia arrived, these numbers were $700 million and $24 Billion.

He has served on the Boards of AXA Financial (2002 – 2011) and the Chicago Board Options Exchange (1997 – 2002). Mr. Moglia is a Chairman nominee to the board of directors of FG New America Acquisition II Corp., a special purpose acquisition company in the process of completing its initial public offering and which is focused on searching for a target company in the financial services and insurance industries.

Mr. Moglia has also been a Football Coach for 25 years, but it’s not been a traditional 25 years. He began his career as a coach for 16 years, moved to the business world for over 20, and back to coaching in 2009. In his last 11 years of college coaching, he has been a part of 8 championship teams, and as a head coach has a winning percentage of .718. In 2020, he was named to the 2010 – 2019 Big South Football All- Decade Team, one of 10 Coastal Carolina Chanticleers — the most by any school on the All-Decade Team. He was the fastest coach in Big South history to 30 overall wins (30-8) and 40 overall wins (40-11) and has the most FCS Playoff appearances by a head coach in Big South history. He has also received multiple Coach of the Year honors, including the Eddie Robinson National Coach of the Year award, was a recipient of the Vince Lombardi Award, and was also inducted into the Lombardi Hall of Fame.

Mr. Moglia has received the Ellis Island Medal of Honor and the Sharp Trophy for Leadership. He has been honored by the National Italian American Foundation, the Columbus Citizens Foundation, the American Institute for Stuttering and the Stuttering Association for the Young. He has been inducted into seven Halls of Fame, is a member of the National Economics Society and is the recipient of three Honorary Doctorates. Mr. Moglia has already had a book written about his life, and he is the only author in the world who has written books on both investing and football.

He earned his degree in economics from Fordham University and his masters from the University of Delaware.

Larry G. Swets, Jr., 46, has served as our Chief Executive Officer and Director since July 2020. Mr. Swets has over 25 years of experience within financial services encompassing both non-executive and executive roles. Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets also founded and is the President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries, in August 2018. Mr. Swets has served as a director and the Chief Executive Officer of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry since June 2016. Mr. Swets has served as Chief Executive Officer of FG Financial Group, Inc. (Nasdaq: FGF) (formerly 1347 Property Insurance Holdings, Inc.), which operates as a diversified reinsurance, investment management and real estate holding company, since November 2020, after having served as Interim CEO beginning in June 2020. Mr. Swets is also a senior advisor nominee to the board of directors of Aldel Financial Inc., a special purpose acquisition company currently in the process of completing its initial public offering and which is focused on searching for a target company that is exiting the restructuring process or that has a transient current ownership. Mr. Swets also serves as the Chief Executive Officer of and is a director nominee to the board of directors of FG New America Acquisition II Corp., a special purpose acquisition company in the process of completing its initial public offering and which is focused on searching for a target company in the financial services and insurance industries. Previously, he served as the Chief Executive Officer of Kingsway Financial Services Inc. (NYSE: KFS) from July 2010 to September 2018, including as its President from July 2010 to March 2017.

D. Kyle Cerminara, 43, has served as our President and Director since July 2020. Mr. Cerminara has over 20 years’ experience as an institutional investor, asset manager, director, chief executive, founder and operator of multiple financial services and technology businesses. Mr. Cerminara co-founded Fundamental Global in 2012 and serves as its chief executive officer. Mr. Cerminara also serves as the President of and is a director nominee to the board of directors of FG New America Acquisition II Corp., a special purpose acquisition company in the process of completing its initial public offering and which is focused on searching for a target company in the financial services and insurance industries.

Mr. Cerminara is a member of the board of directors of a number of companies focused in the reinsurance, investment management, real estate, technology and communication sectors, including FG Financial Group, Inc. (Nasdaq: FGF) (formerly known as 1347 Property Insurance Holdings, Inc.), which operates as a diversified reinsurance, investment management and real estate holding company, since December 2016, GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, since August 2019, BK Technologies Corporation (NYSE American: BKTI), a provider of two-way radio communications equipment, since July 2015, Ballantyne Strong, Inc. (NYSE American: BTN), a holding company with diverse business activities focused on serving the entertainment and retail markets, since February 2015, and Firefly Systems Inc., a venture- backed digital advertising company, since August 2020. Mr. Cerminara is also a director nominee for Aldel Financial Inc., a special purpose acquisition company currently in the process of completing its initial public offering and which is focused on searching for a target company that is exiting the restructuring process or that has a transient current ownership.

He was appointed chairman of FG Financial Group, Inc. in May 2018 and served as its principal executive officer from March 2020 to June 2020. He was also appointed chairman of GreenFirst Forest Products Inc. in June 2018. Mr. Cerminara has served as the chairman of Ballantyne Strong, Inc. since May 2015. He also previously served as its chief executive officer from November 2015 through April 2020. Mr. Cerminara was also the chairman of BK Technologies Corporation from March 2017 until April 2020. He also served on the board of directors of Limbach Holdings, Inc. (Nasdaq: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (Nasdaq: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; and Magnetek, Inc., a publicly-traded manufacturer, in 2015. He previously served on the board of directors of blueharbor bank, a community bank, from October 2013 to January 2020. He serves as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company that is in the process of being dissolved, since July 2016.

Previously, Mr. Cerminara served as the co-chief investment officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020. Prior to these roles, Mr. Cerminara was a portfolio manager at Sigma Capital Management, an independent financial adviser, from 2011 to 2012, a director and sector head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a portfolio manager and director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a vice president, associate portfolio manager and analyst at T. Rowe Price (Nasdaq: TROW) from 2001 to 2007, where he was named amongst Institutional Investor’s Best of the Buy Side Analysts in November 2006, and an analyst at Legg Mason from 2000 to 2001. Mr. Cerminara received an MBA degree from the Darden Graduate School of Business at the University of Virginia and a B.S. in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation.

Hassan R. Baqar, 43, has served as our Chief Financial Officer since July 2020. Mr. Baqar has over 20 years of experience within financial services focused on corporate development, mergers & acquisitions, capital raising, investments and real estate transactions. Mr. Baqar has served as the founder and managing member of Sequoia Financial LLC, a financial services and advisory firm, since January 2019. Mr. Baqar has also served as Chief Financial Officer of Insurance Income Strategies Ltd., a Bermuda based reinsurance company since October 2017, as a director of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry since August 2019 and as Chief Financial Officer of GreenFirst Forest Products Inc. from June 2016 to December 2020, as a director of Fundamental Global Reinsurance Ltd., a Cayman Islands reinsurance company since June 2020, and as a director and Chief Financial Officer of Unbounded Media Corporation since June 2019. Mr. Baqar serves as the Chief Financial Officer of FG New America Acquisition II Corp., a special purpose acquisition company in the process of completing its initial public offering and which is focused on searching for a target company in the financial services and insurance industries. Mr. Baqar is also the Chief Financial Officer for Aldel Financial Inc., a special purpose acquisition company currently in the process of completing its initial public offering and which is focused on searching for a target company that is exiting the restructuring process or that has a transient current ownership. Previously, he served as Vice President of Kingsway Financial Services Inc. (NYSE: KFS) (“Kingsway”) from January 2014 to January 2019 and as a Vice President of Kingsway’s subsidiary Kingsway America Inc. from January 2010 to January 2019. Mr. Baqar also served as Chief Financial Officer and director of 1347 Capital Corp., a special purpose acquisition company, from April 2014 to July 2016 when the company completed its initial business combination to form Limbach Holdings, Inc. (Nasdaq: LMB). Mr. Baqar served as a member of the board of directors of FG Financial Group, Inc. (Nasdaq: FGF) from October 2012 to May 2015. By virtue of a management services agreement between 1347 Advisors LLC, a wholly owned subsidiary of Kingsway, and United Insurance Management, L.C., he also served as the Chief Financial Officer of United Insurance Holdings Corp. (Nasdaq: UIHC), a publicly held property and casualty insurance holding company, from August 2011 to April 2012.

His previous experience also includes director of finance at Itasca Financial, LLC from 2008 to 2009 and positions held at Lumbermens Mutual Casualty Company (a Kemper Insurance company), a diversified mutual property-casualty insurance provider, from June 2000 to April 2008, where he most recently served as a senior analyst. Mr. Baqar earned a Master’s Degree in Business Administration from Northeastern Illinois University in 2009 and a Bachelor’s Degree in Accounting and Business Administration from Monmouth College in 2000. He also holds a Certified Public Accountant designation.

Nicholas Rudd, 38, has served on our board of directors since July 2020. Mr. Rudd is a financial services executive with a broad background in capital markets, insurance and insurance technology, investing, digital product development, and sports entertainment. Mr. Rudd worked at Two Sigma Insurance Quantified (“TSIQ”) from September 2017 to August 2020. During his time at TSIQ, he worked in partnerships, business operations, corporate development and business development. From February 2017 to September 2017, he was the business lead for Chubb’s Innovation Center. Mr. Rudd started his career at Banc of America Securities, the predecessor to BofA Securities, in July 2005. From BofA, Mr. Rudd moved into the sports and entertainment space, where he worked in a variety of functions for the executive leadership team of the United Football League (“UFL”) from August 2009 to April 2011. In April 2011, Mr. Rudd joined TD Ameritrade as the Chief of Staff to the Chairman, Joseph Moglia. Mr. Rudd has been a member of the board of managers of Brightline Partners, an advertising technology business, since September 2016. Mr. Rudd is a director nominee to the board of directors of FG New America Acquisition II Corp., a special purpose acquisition company in the process of completing its initial public offering and which is focused on searching for a target company in the financial services and insurance industries. He also serves on the board of trustees of Madison Square Boys & Girls Club, which provides after-school programming for young people ages 6 to 18 across six clubhouses (located in the Bronx, Brooklyn, and Harlem). Mr. Rudd earned his B.A. in History from Columbia University’s Columbia College, and was an inaugural member of Cornell University’s Cornell Tech MBA program.

Robert Weeks, 36, has served on our board of directors since July 2020. Mr. Weeks has a background in investing, capital markets, investment banking and financial product development. Mr. Weeks has served as Chief of Staff to the Chairman of the Board at TD Ameritrade since May 2014. Mr. Weeks has also served as an advisor to a private charitable foundation, where he has responsibility for all aspects of the foundation’s endowment and charitable operations since May 2014. Mr. Weeks is a director nominee to the board of directors of FG New America Acquisition II Corp., a special purpose acquisition company in the process of completing its initial public offering and which is focused on searching for a target company in the financial services and insurance industries. Previously, from February 2010 to May 2014, Mr. Weeks worked at Merrill Lynch, where he developed financial products using commodity, equity, foreign exchange and interest rate derivatives. Mr. Weeks began his career at Merrill Lynch as an investment banker focused on capital markets where he completed debt financings for companies in the technology, real estate, transportation and electric utility sectors. He also represented international financial institutions on structured note offerings. Mr. Weeks has served on the board of managers of Brightline Partners, an advertising technology business since September 2016. He has also served as a board observer at aWhere, Inc., an agronomic big data analytics company, since April 2017. He has also served on the board of directors of the Olympic Club Foundation since January 2020. Mr. Weeks earned a B.A. in Economics and M.S. in Finance from Washington University in St. Louis.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Joseph Moglia and Robert Weeks, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Larry Swets, Jr. and Nicholas Rudd, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of D. Kyle Cerminara, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. Our board of directors has determined that Joseph Hugh Moglia, Nicholas Spencer Rudd and Robert Christopher Weeks are “independent directors” as defined in the NYSE rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has established three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NYSE require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Joseph Moglia, Nicholas Rudd and Robert Weeks serve as members of our audit committee, and Mr. Weeks chairs the audit committee. All of the members of our audit committee are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Weeks qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Joseph Moglia, Nicholas Rudd and Robert Weeks serve as members of our compensation committee. Joseph Moglia chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of  $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The initial members of our nominating and corporate governance are Joseph Moglia, Nicholas Rudd and Robert Weeks. Mr. Rudd serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•	screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. The full text of our Code of Business Conduct and Ethics is posted on the governance section of our website at www.fgnewamerica.com. If any substantive amendments are made to the Code of Business Conduct and Ethics or any waiver is granted, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding such amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the NYSE. The information included on our website is not incorporated by reference into this Annual Report on Form 10-K or in any report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 11. Executive Compensation.

None of our directors have received any cash compensation for services rendered to us. We have agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of March 1, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

The beneficial ownership of our common stock is based on 30,300,125 shares of common stock issued and outstanding as of March 1, 2021, consisting of 24,356,375 shares of Class A common stock and 5,943,750 shares of Class B common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO, the Private Placement Warrants, or the Private Unit Warrants as they are not exercisable within 60 days of March 1, 2021.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
Larry G. Swets, Jr.(3)	5,456,250	(2)	18.0%
D. Kyle Cerminara(3)	5,406,250	(2)	17.8%
Hassan R. Baqar	200,000	(2)	*
Joseph Hugh Moglia(3)	5,456,250	(2)	18.0%
Nicholas Spencer Rudd	100,000	(2)	*
Robert Christopher Weeks	100,000	(2)	*
All executive officers and directors as a group (6 individuals)	6,406,250	(2)	21.1%
5% or more Stockholders
FG New America Investors LLC(3)	5,156,250	(2)	17.0%
Linden Capital L.P.(4)	2,250,000		7.4%
Corsair Capital Management, LP(5)	2,408,131		7.9%

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 105 S. Maple Street, Itasca, Illinois 60143.

(2)	Interests shown include Founder Shares, classified as Class B common stock. Such shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)	Includes shares held by FG New America Investors LLC. Larry G. Swets, Jr., D. Kyle Cerminara and Joseph Hugh Moglia are managers of FG New America Investors LLC. Messrs. Swets, Cerminara and Moglia have voting and investment discretion with respect to the common stock held of record by FG New America Investors LLC. Each of our officers and directors other than Messrs. Swets, Cerminara and Moglia disclaims any beneficial ownership of any shares held by FG New America Investors LLC.

(4)	According to the Amended Schedule 13G filed with the SEC on February 8, 2020, Linden Capital L.P. (“Linden Capital”) and Linden GP LLC (“Linden GP”) reported shared voting and dispositive power with respect to 2,012,573 shares of our Class A common stock and Linden Advisors LP (“Linden Advisors”) and Siu Min Wong reported shared voting and dispositive power with respect to 2,250,000 shares of our Class A common stock collectively beneficially owned by them. The shares represented hereby are held for the account of Linden Capital and one or more separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the shares held by each of Linden Capital and the Managed Accounts. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(5)	According to the Schedule 13G filed with SEC on February 19, 2021, Corsair Capital Management LP (“Corsair Management”), acts as an investment manager of each of Corsair Capital Partners, L.P (“Corsair Capital”), Corsair Capital Partners 100, L.P (“Corsair 100”), Corsair Select L.P. (“Corsair Select”), Corsair Select 100 L.P. (“Select 100”), Corsair Capital Investors, Ltd. (“Corsair Investors”), Corsair Select Master Fund, Ltd. (“Select Master”) and Jay R. Petschek (“Mr. Petschek”) and Steven Major (“Mr. Major”) are controlling person of Corsair Management (collectively, the “Reporting Persons”). Collectively, the Reporting Persons beneficially own and reported shared voting and disposition power with respect to 2,408,131 shares of Class A common stock. The principal business address for each of Corsair Capital, Corsair 100, Corsair Select, Select 100, Corsair Management, Mr. Petschek and Mr. Major is 366 Madison Ave, 12th floor, New York, NY 10017. The principal business address for each of Corsair Investors and Select Master is M&C Corporate Services Ltd, Box 309, George Town, Cayman Islands KY1-1104.

Item 13. Certain Relationships and Related Transactions

On July 13, 2020, our Sponsor paid $30,000 to cover certain of our offering costs in exchange for 6,468,750 Founder Shares, or approximately $0.005 per share. On August 7, 2020, our Sponsor transferred an aggregate of 1,250,000 Founder Shares to members of our management and our board of directors, resulting in our Sponsor holding 5,218,750 Founder Shares. In connection with the partial exercise of the underwriters’ over-allotment option, the Sponsor forfeited an aggregate of 525,000 Founder Shares, resulting in the Sponsor holding 4,693,750 Founder Shares.

Simultaneously with the closing of the IPO, the Company completed the private sale to the Sponsor of an aggregate of (i) 462,500 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,625,000, (ii) 3,848,750 warrants (the “$11.50 Exercise Price Warrants”) at a purchase price of $1.00 per $11.50 Exercise Price Warrant, generating gross proceeds to the Company of $3,848,750 and (ii) 1,512,500 warrants (the “$15 Exercise Price Warrants” and together with the $11.50 Exercise Price Warrants, the “Private Placement Warrants”) at a purchase price of $0.10 per $15 Exercise Price Warrant, generating gross proceeds to the Company of $151,250. In addition, simultaneously with the closing of the IPO, the Company completed the private placement of an aggregate of 112,500 units (the “Underwriter Units”) to the underwriters.

In connection with the partial exercise of underwriters’ over-allotment option on October 14, 2020, the Company also issued an additional 6,375 Underwriter Units to the underwriters.

We currently utilize office space at 105 S. Maple Street, Itasca, Illinois 60143 from our Sponsor. The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on September 29, 2020 whereby we will pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

On July 13, 2020, the Company issued a non-interest bearing unsecured Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 from time to time. The Promissory Note was fully paid off at the completion of the IPO on October 2, 2020.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into $11.50 Exercise Price Warrants at a price of  $1.00 per warrant at the option of the lender. The warrants would be identical to the $11.50 Exercise Price Warrants.

Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of  “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Plante & Moran, PLLC, or P&M, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our initial financial statements and services that are normally provided by P&M in connection with regulatory filings. The aggregate fees billed by P&M for professional services rendered for the audit of our initial financial statements, audited balance sheet filed after our initial public offering, and review of the financial information included in our required filings with the SEC for the period from June 24, 2020 (inception) through September 30, 2020 totaled $20,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.  We paid P&M $19,500 for the services performed related to consent and comfort letter issued in relation to our initial public offering.

Tax Fees. We did not pay P&M for tax planning and tax advice for the period from June 24, 2020 (inception) through December 31, 2020.

All Other Fees. None.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

	(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.
	(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
	(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
2.1+	Business Combination Agreement, dated as of February 9, 2021, by and among the Company, Opportunity Financial, LLC and Todd Schwartz, in his capacity as the Members’ Representative (incorporated by reference to Exhibit 2.1 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on February 11, 2021).
3.1	Amended and Restated Certificate of Incorporation of FG New America Acquisition Corp. (incorporated by reference to Exhibit 3.1 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
3.2	Bylaws of FG New America Acquisition Corp. (incorporated by reference to Exhibit 3.3 of FG New America Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on September 14, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of FG New America Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on September 14, 2020).
4.2	Specimen Class A Stock Certificate (incorporated by reference to Exhibit 4.2 of FG New America Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on September 14, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of FG New America Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on September 14, 2020).
4.4	Warrant Agreement, dated September 29, 2020, by and between FG New America Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
4.5*	Description of FG New America Acquisition Corp.’s Securities.
10.1	Letter Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp., its executive officers, its directors and FG New America Investors LLC (incorporated by reference to Exhibit 10.1 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.2	Investment Management Trust Agreement, dated September 29, 2020, by and between FG New America Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.3	Registration Rights Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp., FG New America Investors LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.4	Founder Warrants Purchase Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp. and FG New America Investors LLC (incorporated by reference to Exhibit 10.4 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.5	$15 Exercise Price Warrants Purchase Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp. and FG New America Investors LLC (incorporated by reference to Exhibit 10.5 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.6	Private Placement Units Purchase Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp. and FG New America Investors LLC (incorporated by reference to Exhibit 10.6 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.7	Administrative Services Agreement, dated September 29, 2020, by and between FG New America Acquisition Corp. and FG New America Investors LLC (incorporated by reference to Exhibit 10.7 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 of FG New America Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on September 14, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Security Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document

* Filed herewith.

+Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2021	FG NEW AMERICA ACQUISITION CORP.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph H. Moglia	Chairman	March 2, 2021
Joseph H. Moglia

/s/ Larry G. Swets, Jr.	Chief Executive Officer (Principal Executive Officer)	March 2, 2021
Larry G. Swets, Jr.

/s/ D. Kyle Cerminara	Director and President	March 2, 2021
D. Kyle Cerminara

/s/ Hassan R. Baqar	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2021
Hassan R. Baqar

/s/ Nicholas S. Rudd	Director	March 2, 2021
Nicholas S. Rudd

/s/ Robert C. Weeks	Director	March 2, 2021
Robert C. Weeks

