Form 10-K/A
period 2020-12-31
FG New America Acquisition Corp.
filed 2021-04-27
CIK 1818502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference: None.

Explanatory Note

FG New America Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A ( “Form 10-K” or the “Amendment”) to amend and restate certain items in its Annual Report on Form-10K for the period ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission ( the “SEC”) on March 3, 2021 (the “Original 10-K”).

Restatement Background

On April 22, 2021, management of the Company, after consultation with the audit committee of the board of directors of the Company and Plante & Moran, PLLC (“Plante”), the Company’s independent registered public accounting firm, concluded that the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from June 24, 2020 (inception) through December 31, 2020 (the “Relevant Period”), which were included in the Company’s Original 10-K should no longer be relied upon because the Company accounted for its outstanding warrants issued in connection with the Company’s initial public offering as components of equity instead of liabilities. These warrants include (i) warrants to purchase shares of Class A common stock, par value $0.0001 per share of the Company (“Class A Common Stock”), at $11.50 per share, which were included in the units sold in the Company’s initial public offering (the “Public Warrants”), (ii) warrants to purchase shares of Class A Common Stock at $11.50 per share, which were included in the units sold in a private placement (the “Private Unit Warrants”), (iii) warrants to purchase shares of Class A Common Stock at $11.50 per share, which were sold in a private placement (the “$11.50 Exercise Price Warrants”), (iv) warrants to purchase shares of Class A Common Stock at $15.00 per share, which were sold in a private placement (the “$15 Exercise Price Warrants”, and together with the $11.50 Exercise Price Warrants, the “Private Placement Warrants”), and (v) warrants to purchase shares of Class A Common Stock at $11.50 per share, which were included in the units issued to the Underwriters (the “Underwriter Warrants”), each of which was issued in connection with the Company’s initial public offering, as components of equity instead of as liabilities.

On April 12, 2021, the Staff at the U.S. Securities and Exchange Commission (the “SEC”) issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company’s management evaluated the terms of the Warrant Agreement entered into in connection with the Company’s initial public offering and concluded that the Company’s Public Warrants, Private Placement Warrants, Private Unit Warrants and Underwriter Warrants (together, the “Warrants”) include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity. As a result, the Company is required to classify the Warrants as liabilities for the Relevant Periods. This Amendment includes the restated audited financial statements for the Relevant Period. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

Effect of Restatement

The Company has included in this Amendment certain restated items as previously reported, to restate the following non-cash items:

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of October 2, 2020, as adjusted for exercise of over-allotment (filed on October 20, 2020)
Warrant liabilities	$-	$14,583,290	$14,583,290
Class A common stock subject to possible redemption	$238,374,990	$(14,583,290)	$223,791,700
Class A common stock	$107	$143	$250
Additional paid-in capital	$6,421,281	$(143)	$6,421,138
Accumulated deficit	$(1,000)	$-	$(1,000)
Total stockholders' equity	$6,420,982	$-	$6,420,982

Balance Sheet as of December 31, 2020
Warrant liabilities	$-	$22,436,103	$22,436,103
Class A common stock subject to possible redemption	$238,374,990	$(21,199,768)	$217,175,222
Class A common stock	$107	$207	$314
Additional paid-in capital	$6,421,281	$6,616,271	$13,037,552
Accumulated deficit	$(185,637)	$(7,852,813)	$(8,038,450)
Total stockholders' equity	$6,236,345	$(1,236,335)	$5,000,010

Statement of Operations for the Period from June 24, 2020 (inception) to December 31, 2020
Change in fair value of warrant liabilities	$-	$(7,852,813)	$(7,852,813)
Net loss	$(185,637)	$(7,852,813)	$(8,038,450)
Basic and diluted net loss per share, excluding Class A common shares subject to possible redemption	$(0.03)	$(1.12)	$(1.15)

Statement of Cash Flows for the Period from June 24, 2020 (inception) to December 31, 2020
Cash flows from operating activities:
Net loss	$(185,637)	$(7,852,813)	$(8,038,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	$-	$7,852,813	$7,852,813

The restatement of the financial statements had no impact on the Company’s liquidity or cash position. See Note 1 to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). The Company’s management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal controls over financial reporting related to the accounting for warrants described above. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment:

Part I, Item 1. Business & 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

Part (V), Item 15. Exhibits

Additionally, in accordance with Rule 12b-15 under the Security and Exchange Commission Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibit 31.1, 31.2, 32.1 and 32.2

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K/A (this “Form 10-K” or the “Amendment”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

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

On October 2, 2020, the Company consummated its initial public offering (“IPO”) of 22,500,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”), and one-half of one redeemable warrant of the Company (“Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $225,000,000. In connection with the IPO, the underwriters were granted an option to purchase up to an additional 3,375,000 Units to cover over-allotments, if any. On October 14, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 1,275,000 Units, generating gross proceeds of $12,750,000.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.24 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.24 per share upon our liquidation.

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

Each Unit contains one-half of one Public Warrant. Pursuant to the warrant agreement, no fractional Public Warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other initial public offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Public Warrants upon completion of a business combination since the Public Warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Staff at the U.S. Securities and Exchange Commission (the “SEC”) issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company’s management evaluated the terms of the Warrant Agreement entered into in connection with the Company’s initial public offering and concluded that the Company’s Public Warrants, Private Placement Warrants, Private Unit Warrants and Underwriter Warrants (together, the “Warrants”) include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity. As a result, the Company has classified the Warrants as liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our Warrants and that such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, on April 22, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute arising due to restatement or material weakness of our internal controls over financial reporting. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K/A (“Form 10/K” or “Amendment”) including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities, including those necessary to prepare for the initial public offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in the recurring fair value measurement of our warrant liabilities at each reporting period.

For the year ended December 31, 2020, we incurred net loss of $8,038,450, which consisted of $7,852,813 related to change in fair value of warrant liabilities and $191,470 in operating expenses, offset by $5,833 investment income earned in trust account.

Liquidity and Capital Resources

On October 2, 2020, we consummated the initial public offering (the “IPO”) of 22,500,000 units (“Units”), at a price of $10.00 per Unit, generating gross proceeds of $225 million. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. On October 14, 2020, we consummated the closing of the sale of 1,275,000 additional Units upon receiving notice of the underwriters’ election to partially exercise their overallotment option (the “over-allotment”), generating additional gross proceeds of approximately $12.8 million.

Simultaneously with the closing of the IPO, on October 2, 2020, the Company completed the private sale to FG New America Investors LLC (“Sponsor”) of an aggregate of (i) 462,500 units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,625,000, (ii) 3,848,750 warrants (the “$11.50 Exercise Price Warrants”) at a purchase price of $1.00 per $11.50 Exercise Price Warrant, generating gross proceeds to the Company of $3,848,750 and (ii) 1,512,500 warrants (the “$15 Exercise Price Warrants” and together with the $11.50 Exercise Price Warrants, the “Private Placement Warrants”) at a purchase price of $0.10 per $15 Exercise Price Warrant, generating gross proceeds to the Company of $151,250. Each Private Placement Unit consists of one share of Class A common stock and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. In addition, simultaneously with the closing of the IPO, the Company completed the private placement of an aggregate of 112,500 units (the “Underwriter Units”), to the underwriters. In connection with the partial exercise of underwriters’ over-allotment option on October 14, 2020, the Company also issued an additional 6,375 Underwriter Units to the underwriters. Each Underwriter Unit consists of one share of Class A common stock and one-half of one warrant (“Underwriter Warrant”), with each whole Underwriter Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share.

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

For the period from June 24, 2020 (inception) through December 31, 2020, cash used in operating activities was $278,454, consisting primarily of net loss of $8,038,450, reduced by change in fair value of warrant liabilities of $7,852,813, and change in operating assets and liabilities which include increase in prepaid expenses by $228,465 and increase in account payable by $135,648.

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

Warrant Liabilities

The Company accounts for the 11,887,500 Public Warrants, 3,848,750 $11.50 Exercise Price Warrants, 1,512,500 $15 Exercise Price Warrants, 231,250 Private Unit Warrants and 59,437 Underwriter Warrants in accordance with the guidance contained in ASC 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, due to a provision in the Warrant Agreement related to certain tender or exchange offer provisions, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period. As such, the Company recorded $22,436,103 of warrant liabilities as of December 31, 2020.

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, other than the warrant liabilities described above, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. As of December 31, 2020, the Company reported warrants issued at consummation of its IPO as financial instruments recorded as liabilities at their respective fair value.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of FG New America Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FG New America Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of income, stockholders' equity, and cash flows for period from June 24, 2020 (inception) to December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 24, 2020 (inception) to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 1, the accompanying financial statements have been restated to correct a misstatement.

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

Chicago, IL

April 26, 2021

FG New America Acquisition Corp.

Balance Sheet

December 31, 2020

(As Restated)

ASSETS
Current assets
Cash	$1,137,685
Prepaid expenses	228,465
Total current assets	$1,366,150

Marketable securities held in trust account	243,380,833
TOTAL ASSETS	$244,746,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$135,648
Total current liabilities	135,648

Warrant liabilities	22,436,103
TOTAL LIABILITIES	$22,571,751

COMMITMENTS AND CONTINGENCIES
Class A common stock, $0.0001 par value, subject to possible redemption, 21,215,577 shares at redemption value	$217,175,222

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 3,140,798 shares issued and outstanding (excluding 21,215,577 shares subject to possible redemption)	314
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,943,750 shares issued and outstanding	594
Additional paid-in capital	13,037,552
Accumulated deficit	(8,038,450)
Total Stockholders' Equity	$5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$244,746,983

The accompanying notes are an integral part of the financial statements.

FG New America Acquisition Corp.

Statement of Operations

For the period from June 24, 2020 ( inception) to December 31, 2020

(As Restated)

Operating expenses:
Formation costs	$1,000
General and administrative expenses	190,470
Loss from operations	$(191,470)

Other income (expense):
Change in fair value of warrant liabilities	$(7,852,813)
Investment income on trust account	5,833
Total other income (expense)	$(7,846,980)

Net Loss	$(8,038,450)

Weighted average common shares outstanding
Basic and diluted(1)	7,016,091

Basic and diluted net loss per share	$(1.15)

(1) Excludes an aggregate of up to 21,215,577 shares subject to possible redemption at December 31, 2020.

The accompanying notes are an integral part of the financial statements.

FG New America Acquisition Corp.

Statement of Changes in Stockholders’ Equity

For the period from June 24, 2020 (inception) to December 31, 2020

(As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at June 24, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Class B common shares issued to initial shareholder (1)	-	-	5,943,750	594	29,406	-	30,000
Sale of 23,775,000 units at $10 per unit in IPO, including over-allotment, net of underwriters' discount and offering expenses	23,775,000	2,378	-	-	236,139,594	-	236,141,972
Sale of 462,500 units at $10 per unit in private placement	462,500	46	-	-	4,624,954	-	4,625,000
Sale of 3,848,750 $11.50 exercise price warrants at $1.00 per warrant in private placement	-	-	-	-	3,848,750	-	3,848,750
Sale of 1,512,500 $15.00 exercise price warrants at $0.10 per warrant in private placement	-	-	-	-	151,250	-	151,250
Issuance of underwriter units, including over-allotment	118,875	11	-	-	(11)	-	-
Common shares subject to possible redemption	(21,215,577)	(2,121)	-	-	(217,173,101)	-	(217,175,222)
Classification of warrants as liabilities at issuance	-	-	-	-	(14,583,290)		(14,583,290)
Net loss	-	-	-	-	-	(8,038,450)	(8,038,450)
Balance at December 31, 2020	3,140,798	$314	5,943,750	$594	$13,037,552	$(8,038,450)	$5,000,010

(1)	Includes the effect of forfeiture of 525,000 shares of Class B common stock upon partial exercise of over-allotment option by the underwriters on October 14, 2020.

The accompanying notes are an integral part of the financial statements.

FG New America Acquisition Corp.

Statement of Cash Flows

For the period from June 24, 2020 (inception) to December 31, 2020

(As Restated)

Cash flows from operating activities
Net loss	$(8,038,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	7,852,813
Changes in operating assets and liabilities:
Prepaid expense	(228,465)
Accounts payable	135,648
Net cash used in operating activities	$(278,454)

Cash flow from investing activities
Investment in marketable securities	(243,380,833)
Net cash used in investing activities	(243,380,833)

Cash flows from financing activities
Proceeds from promissory note	100,000
Repayment of promissory note	(100,000)
Proceeds from sale of shares of common stock to initial stockholder	30,000
Proceeds from sale of units in IPO, including over-allotment, net of offering costs	$236,141,972
Proceeds from sale of private units in private placement	$4,625,000
Proceeds from sale of $11.50 exercise warrants in private placement	3,848,750
Proceeds from sale of $15 exercise warrants in private placement	151,250
Net Cash provided by financing activities	$244,796,972

Net increase in cash	$1,137,685
Cash at beginning of period	-
Cash at end of period	$1,137,685

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

As of December 31, 2020, the Company had not yet commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO and recognizes changes in the fair value of the warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

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

IPO costs amounted to $1,608,028 consisting of $1,000,000 of underwriting fees, and $608,028 of other offering costs. In addition, underwriters also received an aggregate of 118,875 units (“the Underwriter Unit”), with such Units restricted from sale until the closing of the Business Combination and with no redemption rights from the Trust Account (as defined below). Each Underwriter Unit consists of one share of Class A common stock (“Underwriter Shares”) and one-half of one warrant (“Underwriter Warrant”), with each whole Underwriter Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. In addition to the offering costs, after the closing of the IPO on Oct 2, 2020 the Company also paid $300,037 for directors and officers insurance coverage.

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

Restatement of previously issued financial statements

On April 12, 2021, the Staff at the U.S. Securities and Exchange Commission (the “SEC”) issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, in particular as applicable to certain tender or exchange offer provisions of Company’s warrants, the Company’s management evaluated the terms of the Warrant Agreement entered into in connection with the Company’s initial public offering and concluded that the Company’s Public Warrants, Private Placement Warrants, Private Unit Warrants and Underwriter Warrants (together, the “Warrants”) include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity. As a result, the Company is required to classify the Warrants as liabilities, which were incorrectly classified as equity in the original Annual Report filed on Form 10-K on March 3, 2021 (“Original 10-K). Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period ended December 31, 2020, as previously reported in its Original 10-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

As a result of the factors described above, the Company has restated items as previously reported, to restate the following non-cash items;

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of October 2, 2020, as adjusted for exercise of over-allotment (filed on October 20, 2020)
Warrant liabilities	$-	$14,583,290	$14,583,290
Class A common stock subject to possible redemption	$238,374,990	$(14,583,290)	$223,791,700
Class A common stock	$107	$143	$250
Additional paid-in capital	$6,421,281	$(143)	$6,421,138
Accumulated deficit	$(1,000)	$-	$(1,000)
Total stockholders' equity	$6,420,982	$-	$6,420,982

Balance Sheet as of December 31, 2020
Warrant liabilities	$-	$22,436,103	$22,436,103
Class A common stock subject to possible redemption	$238,374,990	$(21,199,768)	$217,175,222
Class A common stock	$107	$207	$314
Additional paid-in capital	$6,421,281	$6,616,271	$13,037,552
Accumulated deficit	$(185,637)	$(7,852,813)	$(8,038,450)
Total stockholders' equity	$6,236,345	$(1,236,335)	$5,000,010

Statement of Operations for the Period from June 24, 2020 (inception) to December 31, 2020
Change in fair value of warrant liabilities	$-	$(7,852,813)	$(7,852,813)
Net loss	$(185,637)	$(7,852,813)	$(8,038,450)
Basic and diluted net loss per share, excluding Class A common shares subject to possible redemption	$(0.03)	$(1.12)	$(1.15)

Statement of Cash Flows for the Period from June 24, 2020 (inception) to December 31, 2020
Cash flows from operating activities:
Net loss	$(185,637)	$(7,852,813)	$(8,038,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	$-	$7,852,813	$7,852,813

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

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

Warrant Liabilities

The Company accounts for the 11,887,500 Public Warrants, 3,848,750 $11.50 Exercise Price Warrants, 1,512,500 $15 Exercise Price Warrants, 231,250 Private Unit Warrants and 59,437 Underwriter Warrants in accordance with the guidance contained in ASC 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity”. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, due to a provision in the Warrant Agreement related to certain tender or exchange offer provisions, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period. As such, the Company recorded $22,436,103 of warrant liabilities as of December 31, 2020.

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

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

Period Ended December 31, 2020
Net loss	$(8,038,450)

Weighted average shares outstanding, basic and diluted	7,016,091

Basic and diluted net loss per common share	$(1.15)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, other than the warrant liabilities described above, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. As of December 31, 2020, the Company reported Warrants issued at the consummation of its IPO as financial instruments recorded as liabilities at their respective fair values.

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

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were 3,140,798 shares of Class A common stock issued and outstanding, excluding 23,287,194 shares subject to possible redemption.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	Level 1	$243,380,833
Liabilities:
Public Warrants	Level 1	$17,235,686
Private Unit Warrants	Level 3	209,629
$11.50 Exercise Price Warrants	Level 3	3,488,911
$15 Exercise Price Warrants	Level 3	1,447,997
Underwriter Warrants	Level 3	53,880
Total warrant liabilities		$22,436,103

The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

The estimated fair value of Private Unit Warrants, $11.50 Exercise Price Warrants, $15 Exercise Price Warrants and Underwriter Warrants is determined using Level 3 inputs in a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on factors including but not limited to the historical performance of the Nasdaq Financial Technology Index (KFTX) and managements understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Following are the significant inputs in the valuation model for the fair value of warrant liabilities as of December 31, 2020:

Inputs	Private Unit Warrant	$11.50 Exercise Price Warrant	$15.00 Exercise Price Warrant	Underwriter Warrant
Exercise price	$11.50	$11.50	$15.00	$11.50
Unit price	$10.00	$10.00	$10.00	$10.00
Volatility	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger
Probability of completing a Business Combination	60%	60%	60%	60%
Expected term of the warrants	6.75	6.75	11.75	6.75
Risk-free rate	0.12% pre-merger / 0.36% post-merger	0.12% pre-merger / 0.36% post-merger	0.12% pre-merger / 0.93% post-merger	0.12% pre-merger / 0.36% post-merger
Dividend yield	0	0	0	0
Discount for lack of marketability	15%	15%	15%	15%

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of June 24, 2020 (inception)	$-
Warrant liability recorded at issuance of warrants at close of IPO and private placement as of October 2, 2020, as adjusted for the issuance of warrants pursuant to the Underwriters’ over-allotment option	14,583,290
Total warrant liabilities as of October 2, 2020, including for warrants issued in over-allotment	$14,583,290
Change in fair value of warrant liabilities	7,852,813
Total warrant liabilities as of December 31, 2020(1)	$22,436,103

(1) Due to the use of quoted prices in an active market for Public Warrants as of December 31, 2020, the Company had transfers out of Level 3 to Level 1 amounting to $17,235,686 as of December 31, 2020. The Company deems the transfer between levels to have occurred at the end of the period.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, on March 3, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020, at which time our management concluded that, as of December 31, 2020, our disclosure controls and procedures were effective. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our management has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, and reported within the time periods specified in rules and forms of the SEC.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, on March 3, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020, at which time management determined that we maintained effective internal control over financial reporting as of December 31, 2020. Subsequently, our management has concluded that internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in our internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our initial public offering and private placement. Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Annual Report on amended Form 10-K/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Our internal control over financial reporting did not result in the proper classification of certain of the warrants we issued in connection with our initial public offering and private placement which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in October 2020. In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. The full text of our Code of Business Conduct and Ethics is posted on the governance section of our website at www.fgnewamerica.com. If any substantive amendments are made to the Code of Business Conduct and Ethics or any waiver is granted, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding such amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the NYSE. The information included on our website is not incorporated by reference into this Annual Report on Form 10-K/A or in any report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

	(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.
	(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
	(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
2.1+	Business Combination Agreement, dated as of February 9, 2021, by and among the Company, Opportunity Financial, LLC and Todd Schwartz, in his capacity as the Members’ Representative (incorporated by reference to Exhibit 2.1 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on February 11, 2021).
3.1	Amended and Restated Certificate of Incorporation of FG New America Acquisition Corp. (incorporated by reference to Exhibit 3.1 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
3.2	Bylaws of FG New America Acquisition Corp. (incorporated by reference to Exhibit 3.3 of FG New America Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on September 14, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of FG New America Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on September 14, 2020).
4.2	Specimen Class A Stock Certificate (incorporated by reference to Exhibit 4.2 of FG New America Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on September 14, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of FG New America Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on September 14, 2020).
4.4	Warrant Agreement, dated September 29, 2020, by and between FG New America Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
4.5**	Description of FG New America Acquisition Corp.’s Securities.
10.1	Letter Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp., its executive officers, its directors and FG New America Investors LLC (incorporated by reference to Exhibit 10.1 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.2	Investment Management Trust Agreement, dated September 29, 2020, by and between FG New America Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.3	Registration Rights Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp., FG New America Investors LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.4	Founder Warrants Purchase Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp. and FG New America Investors LLC (incorporated by reference to Exhibit 10.4 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.5	$15 Exercise Price Warrants Purchase Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp. and FG New America Investors LLC (incorporated by reference to Exhibit 10.5 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.6	Private Placement Units Purchase Agreement, dated September 29, 2020, by and among FG New America Acquisition Corp. and FG New America Investors LLC (incorporated by reference to Exhibit 10.6 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).
10.7	Administrative Services Agreement, dated September 29, 2020, by and between FG New America Acquisition Corp. and FG New America Investors LLC (incorporated by reference to Exhibit 10.7 of FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 of FG New America Acquisition Corp.’s Amendment No. 1 to Form S-1 filed with the SEC on September 14, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Security Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document

* Filed herewith.

** Incorporated by reference to the Original 10-K, filed with the SEC on March 3, 2021.

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

Date: April 26, 2021	FG NEW AMERICA ACQUISITION CORP.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph H. Moglia	Chairman	April 26, 2021
Joseph H. Moglia

/s/ Larry G. Swets, Jr.	Chief Executive Officer (Principal Executive Officer)	April 26, 2021
Larry G. Swets, Jr.

/s/ D. Kyle Cerminara	Director and President	April 26, 2021
D. Kyle Cerminara

/s/ Hassan R. Baqar	Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2021
Hassan R. Baqar

/s/ Nicholas S. Rudd	Director	April 26, 2021
Nicholas S. Rudd

/s/ Robert C. Weeks	Director	April 26, 2021
Robert C. Weeks

