Form 10-Q
period 2021-03-31
FG New America Acquisition Corp.
filed 2021-05-12
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-39550

FG NEW AMERICA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-1648122
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 12, 2021, there were 24,356,375 shares of Class A common stock, par value $0.0001, and 5,943,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FG NEW AMERICA ACQUISITION CORP.
Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

FG New America Acquisition Corp.
Balance Sheet

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$575,403	$1,137,685
Prepaid expenses	212,502	228,465
Total current assets	$787,905	$1,366,150

Marketable securities held in trust account	243,386,835	243,380,833
TOTAL ASSETS	$244,174,740	$244,746,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,368,398	$135,648
Total current liabilities	1,368,398	135,648

Warrant liabilities	23,717,127	22,436,103
TOTAL LIABILITIES	25,085,525	22,571,751

COMMITMENTS AND CONTINGENCIES
Class A common stock, $0.0001 par value, subject to possible redemption, 20,914,123 and 21,215,577 shares at redemption value, respectively	$214,089,205	$217,175,222

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$-	$-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 3,442,252 and 3,140,798 shares issued and outstanding, respectively (excluding 20,914,123 and 21,215,577 shares subject to possible redemption, respectively)	345	314
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,943,750 shares issued and outstanding	594	594
Additional paid-in capital	16,123,538	13,037,552
Accumulated deficit	(11,124,467)	(8,038,450)
Total Stockholders' Equity	$5,000,010	$5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$244,174,740	$244,746,983

The accompanying notes are an integral part of these financial statements.

FG New America Acquisition Corp.
Statement of Operations
For the Three Months Ended March 31, 2021
(Unaudited)

Operating expenses:
General and administrative expenses	$1,810,996
Loss from operations	$(1,810,996)

Other income (expenses):
Change in fair value of warrant liabilities	(1,281,023)
Investment income on trust account	$6,002
Total other income (expense)	$(1,275,021)

Net Loss	$(3,086,017)

Weighted average common shares outstanding
Basic and diluted (1)	9,386,002

Basic and diluted net loss per share	$(0.33)

(1) Excludes an aggregate of up to 20,914,123 shares subject to possible redemption at March 31, 2021.

The accompanying notes are an integral part of these financial statements.

FG New America Acquisition Corp.

Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021

(Unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	3,140,798	$314	5,943,750	$594	$13,037,552	$(8,038,450)	$5,000,010
Net Loss	-	-	-	-	-	(3,086,017)	(3,086,017)
Change in common shares subject to possible redemption	301,454	31	-	-	3,085,986	-	3,086,017
Balance at March 31, 2021	3,442,252	$345	5,943,750	$594	$16,123,538	$(11,124,467)	$5,000,010

The accompanying notes are an integral part of these financial statements.

FG New America Acquisition Corp.

Statement of Cash Flows

For the Three Months Ended March 31, 2021

(Unaudited)

Cash flows from operating activities
Net loss	$(3,086,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	1,281,023
Changes in operating assets and liabilities:
Prepaid expense	15,963
Accounts payable	1,232,750
Net cash used in operating activities	$(556,281)

Cash flow from investing activities
Investment in marketable securities	(6,001)
Net cash used in investing activities	$(6,001)

Cash flows from financing activities	$-

Net increase in cash	$(562,282)
Cash at beginning of period	1,137,685
Cash at end of period	$575,403

The accompanying notes are an integral part of these financial statements.

FG NEW AMERICA ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED)

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“IPO”), which is described below, identifying a target company for a Business Combination and the proposed transactions contemplated by the Business Combination Agreement (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO and recognizes changes in the fair value of the warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

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

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation (the “Current Certificate of Incorporation”) provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

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

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Current Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor, officers, directors and advisors (the “Initial Stockholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any shares of Class A common stock underlying the Private Placement Units, and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Current Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any shares of Class A common stock underlying the Private Placement Units) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Current Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Placement Units and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

The Company has until 24 months from the closing of the IPO to consummate a Business Combination (as such period may be extended pursuant to the Current Certificate of Incorporation, the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

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

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in a money market fund that invests exclusively in short term U.S. Treasury obligations. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay for its franchise and income taxes.

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

Warrant Liabilities

The Company accounts for the 11,887,500 Public Warrants, 3,848,750 $11.50 Exercise Price Warrants, 1,512,500 $15 Exercise Price Warrants, 231,250 Private Unit Warrants and 59,437 Underwriter Warrants in accordance with the guidance contained in ASC 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity”. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, due to a provision in the Warrant Agreement related to certain tender or exchange offer provisions, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Public Warrants are valued at market price based on a quoted price in an active market. The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants, Private Units Warrants & Underwriter Warrants at each reporting period.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, any deferred tax assets are fully reserved against due to losses.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. In the periods when net losses are incurred, no impact of dilutive securities is included in the calculation of diluted weighted average number of common shares outstanding.

Reconciliation of Net Loss per Common Share

The weighted average shares outstanding are adjusted for the common shares subject to possible redemption. Basic and diluted loss per common share is calculated as follows:

Three Months Ended March 31, 2021
Net loss	$(3,086,017)

Weighted average shares outstanding, basic and diluted	9,386,002

Basic and diluted net loss per common share	$(0.33)

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, other than the warrant liabilities described above, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The Company reported warrants issued at the consummation of its IPO as financial instruments recorded as liabilities at their respective fair values.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 13, 2020, the Company issued an aggregate of 6,468,750 shares of Class B common stock (the “Founder Shares”) to the Initial Stockholders for an aggregate purchase price of $30,000 in cash. On August 7, 2020, the Sponsor transferred an aggregate of 1,250,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,218,750 Founder Shares. In connection with the partial exercise of the over-allotment option by the underwriters on October 14, 2020, the Sponsor forfeited 525,000 Founder Shares on October 14, 2020. As of March 31, 2021 and December 31, 2020, the Sponsor held 4,693,750 Founder Shares.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 380,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2021, there were 3,442,252 shares of Class A common stock issued and outstanding, excluding 20,914,123 shares subject to possible redemption.

Class B common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock, par value $0.0001 per share. On July 13, 2020, the Company issued an aggregate of 6,468,750 shares of Class B common stock as Founder Shares to the Initial Stockholders for an aggregate purchase price of $30,000 in cash. On August 7, 2020, the Sponsor transferred an aggregate of 1,250,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,218,750 Founder Shares. In connection with the partial exercise of the over-allotment option by the underwriters on October 14, 2020, the Sponsor forfeited 525,000 Founder Shares on October 14, 2020. As of March 31, 2021, Sponsor held 4,693,750 Founder Shares.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	Level 1	$243,386,835	$243,380,833
Liabilities:
Public Warrants	Level 1	$18,306,750	$17,235,686
Private Unit Warrants	Level 3	218,031	209,629
$11.50 Exercise Price Warrants	Level 3	3,628,751	3,488,911
$15 Exercise Price Warrants	Level 3	1,507,555	1,447,997
Underwriter Warrants	Level 3	56,040	53,880
Total warrant liabilities		$23,717,127	$22,436,103

The fair value of the marketable securities held in the Trust Account approximates the carrying amount primarily due to their short-term nature.

The estimated fair value of Private Unit Warrants, $11.50 Exercise Price Warrants, $15 Exercise Price Warrants and Underwriter Warrants is determined using Level 3 inputs in a Monte Carlo simulation model. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on factors including but not limited to the historical performance of the Nasdaq Financial Technology Index (KFTX) and managements understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Following are the significant inputs in the valuation model for the fair value of warrant liabilities as of March 31, 2021:

Inputs	Private Unit Warrant	$11.50 Exercise Price Warrant	$15.00 Exercise Price Warrant	Underwriter Warrant
Exercise price	$11.50	$11.50	$15.00	$11.50
Unit price	$10.00	$10.00	$10.00	$10.00
Volatility	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger
Probability of completing a Business Combination	70%	70%	70%	70%
Expected term of the warrants	5.35	5.35	10.35	5.35
Risk-free rate	0.04% pre-merger / 0.92% post-merger	0.04% pre-merger / 0.92% post-merger	0.04% pre-merger / 1.74% post-merger	0.04% pre-merger / 0.92% post-merger
Dividend yield	0	0	0	0
Discount for lack of marketability	15%	15%	15%	15%

Following are the significant inputs in the valuation model for the fair value of warrant liabilities as of December 31, 2020:

Inputs	Private Unit Warrant	$11.50 Exercise Price Warrant	$15.00 Exercise Price Warrant	Underwriter Warrant
Exercise price	$11.50	$11.50	$15.00	$11.50
Unit price	$10.00	$10.00	$10.00	$10.00
Volatility	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger
Probability of completing a Business Combination	60%	60%	60%	60%
Expected term of the warrants	6.75	6.75	11.75	6.75
Risk-free rate	0.12% pre-merger / 0.36% post-merger	0.12% pre-merger / 0.36% post-merger	0.12% pre-merger / 0.93% post-merger	0.12% pre-merger / 0.36% post-merger
Dividend yield	0	0	0	0
Discount for lack of marketability	15%	15%	15%	15%

The change in fair value of the warrant liabilities is summarized as follows:

Total warrant liabilities as of December 31, 2020	$22,436,103
Change in fair value of warrant liabilities	1,281,024
Total warrant liabilities as of March 31, 2021	$23,717,127

There were no transfers between the level of fair value hierarchy during the three months ended March 31, 2021.

NOTE 9. BUSINESS COMBINATION AGREEMENT

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

NOTE 10. SUBSEQUENT EVENTS

None.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our final prospectus filed in connection with our the initial public offering (the “IPO”), under Cautionary Note Regarding Forward-Looking Statements and Risk Factors. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on June 24, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of our IPO and the sale of securities that occurred in private placements simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, including those necessary to prepare for the IPO and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination. Additionally, we recognize non-cash gains and losses within other income (expense) related to change in the recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended March 31, 2021, we incurred net loss of $3,086,017, which consisted of i) $1,810,996 in operating expenses primarily related to legal and other expenses incurred pertaining to the Business Combination and ii) $1,281,023 related to change in fair value of warrant liabilities primarily related to the Public Warrants (as defined below), offset by $6,002 investment income earned in trust account.

Liquidity and Capital Resources

On October 2, 2020, we consummated the IPO of 22,500,000 units (“Units”), at a price of $10.00 per Unit, generating gross proceeds of $225 million. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. On October 14, 2020, we consummated the closing of the sale of 1,275,000 additional Units upon receiving notice of the underwriters’ election to partially exercise their overallotment option (the “over-allotment”), generating additional gross proceeds of approximately $12.8 million.

Simultaneously with the closing of the IPO, on October 2, 2020, the Company completed the private sale to Sponsor of an aggregate of (i) 462,500 units (the “Private Placement Units”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $4,625,000, (ii) 3,848,750 warrants (the “$11.50 Exercise Price Warrants”) at a purchase price of $1.00 per $11.50 Exercise Price Warrant, generating gross proceeds to the Company of $3,848,750 and (ii) 1,512,500 warrants (the “$15 Exercise Price Warrants” and together with the $11.50 Exercise Price Warrants, the “Private Placement Warrants”) at a purchase price of $0.10 per $15 Exercise Price Warrant, generating gross proceeds to the Company of $151,250. Each Private Placement Unit consists of one share of Class A common stock and one-half of one non-redeemable warrant (“Private Unit Warrant”). Each whole Private Unit Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. In addition, simultaneously with the closing of the IPO, the Company completed the private placement of an aggregate of 112,500 units (the “Underwriter Units”), to the underwriters. In connection with the partial exercise of underwriters’ over-allotment option on October 14, 2020, the Company also issued an additional 6,375 Underwriter Units to the underwriters. Each Underwriter Unit consists of one share of Class A common stock and one-half of one warrant (“Underwriter Warrant”), with each whole Underwriter Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share.

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

For the three months ended March 31, 2021, cash used in operating activities was $556,281, consisting primarily of net loss of $3,086,017, reduced by change in fair value of warrant liabilities of $1,281,023, and change in operating assets and liabilities which include decrease in prepaid expenses by $15,963 and increase in accounts payable by $1,232,750.

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

As of March 31, 2021, we had cash of 575,403 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through October 2, 2022. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our IPO and the sale of the Private Placement Units and Private Placement Warrants and may as a result be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangement

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Additionally, at the IPO the Company granted underwriters for a period beginning on the closing of the IPO and ending on the later of 24 months after the closing of the IPO and 12 months after the consummation of our Business Combination, a right of first refusal to act as (i) exclusive financial advisor in connection with all of the Company’s proposed Business Combinations for a fee of up to 3.5% of the proceeds of the IPO (subject to the Company’s right to allocate up to 50% of such fee to another financial institution or extinguish such amount in Company’s sole discretion), and (ii) sole investment banker, sole book-runner and/or sole placement agent, at underwriters’ sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings, during such period for the Company or any successor to it or any of its subsidiaries, on terms agreed to by both the Company and underwriters in good faith.

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

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in a money market fund that invests exclusively in short term U.S. Treasury obligations. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay for its franchise and income taxes.

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

Warrant Liabilities

The Company accounts for the 11,887,500 Public Warrants, 3,848,750 $11.50 Exercise Price Warrants, 1,512,500 $15 Exercise Price Warrants, 231,250 Private Unit Warrants and 59,437 Underwriter Warrants in accordance with the guidance contained in ASC 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity”. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, due to a provision in the Warrant Agreement related to certain tender or exchange offer provisions, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Public Warrants are valued at market price based on a quoted price in an active market The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants, Private Unit Warrants and Underwriter Warrants at each reporting period.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, any deferred tax assets are fully reserved against due to losses.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. In the periods when net losses are incurred, no impact of dilutive securities is included in the calculation of diluted weighted average number of common shares outstanding. The weighted average shares outstanding are adjusted for the common shares subject to possible redemption.

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, other than the warrant liabilities described above, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The Company reported warrants issued at the consummation of its IPO as financial instruments recorded as liabilities at their respective fair values.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our initial public offering and private placement.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described in our Annual Report on Form 10-K/A, filed with the SEC on April 26, 2021. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

The significant risk factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our Annual Report on Form 10-K/A , filed with the SEC on April 26, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

We paid a total of $1,000,000 in underwriting fees and $608,028 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1*	Business Combination Agreement, dated as of February 9, 2021, by and among the Company, Opportunity Financial, LLC and Todd Schwartz, in his capacity as the Members’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39550), filed with the Securities and Exchange Commission on February 11, 2021).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2021	FG NEW AMERICA ACQUISITION CORP.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)