Form 10-Q
period 2021-06-30
OppFi Inc.
filed 2021-08-10
CIK 1818502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-39550

OppFi Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1648122
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 E. Randolph Street, Suite 3400, Chicago, IL 60601
(Address of Principal Executive Offices, including zip code)

(312) 212 8079
(Registrant’s telephone number, including area code)

FG New America Acquisition Corp. 105 S. Maple Street, Itasca, Illinois 60143
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	OPFI	The New York Stock Exchange
Warrants, each exercisable for one share of Class A common stock	OPFI WS	The New York Stock Exchange

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

As of August 10, 2021, there were 13,464,540 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share, and 96,500,243 shares of Class V common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

As previously disclosed, on July 20, 2021, FG New America Acquisition Corp., a Delaware corporation (“FGNA”), completed the transactions contemplated by that certain Business Combination Agreement, dated as of February 9, 2021 (the “Business Combination Agreement”), by and among FGNA, Opportunity Financial, LLC, a Delaware limited liability company (“OppFi”), OppFi Shares, LLC, a Delaware limited liability company (“OFS”), and Todd Schwartz, in his capacity as the representative (the “Members’ Representative”) of the members of OppFi (the “Members”) immediately prior to the closing (the “Closing”) of the transactions contemplated by the Business Combination Agreement (“Business Combination”).

Upon the Closing, FGNA as the registrant changed its name to “OppFi Inc.” Unless stated otherwise, this Quarterly Report on Form 10-Q contains information about FGNA before the Business Combination. References to the “Company” in this report refer to FGNA before the consummation of the Business Combination or OppFi Inc. after the Business Combination, as the context suggests.

i

OppFi Inc.
Quarterly Report on Form 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

OppFi Inc.

(formerly known as FG New America Acquisition Corp.)

Balance Sheet

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$311,216	$1,137,685
Prepaid expenses	116,734	228,465
Total current assets	$427,950	$1,366,150

Marketable securities held in trust account	243,381,069	243,380,833
TOTAL ASSETS	$243,809,019	$244,746,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,540,245	$135,648
Total current liabilities	1,540,245	135,648

Warrant liabilities	39,441,286	22,436,103
TOTAL LIABILITIES	40,981,531	22,571,751

COMMITMENTS AND CONTINGENCIES
Class A common stock, $0.0001 par value, subject to possible redemption, 19,325,575 and 21,215,577 shares at redemption value, respectively	$197,827,478	$217,175,222

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$—	$—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 5,030,800 and 3,140,798 shares issued and outstanding, respectively (excluding 19,325,575 and 21,215,577 shares subject to possible redemption, respectively)	503	314
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,943,750 shares issued and outstanding	594	594
Additional paid-in capital	32,385,107	13,037,552
Accumulated deficit	(27,386,194)	(8,038,450)
Total Stockholders' Equity	$5,000,010	$5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$243,809,019	$244,746,983

The accompanying notes are an integral part of these financial statements.

OppFi Inc.

(formerly known as FG New America Acquisition Corp.)

Statement of Operations

(Unaudited)

		For The Period
		From June 24,
	Three Months	2020	Six Months
	Ended	(Inception) To	Ended
	June 30,	June 30,	June 30,
	2021	2020	2021
Operating expenses:
General and administrative expenses	$543,637	$—	$2,354,632
Loss from operations	$(543,637)	$—	$(2,354,632)

Other income (expenses):
Change in fair value of warrant liabilities	(15,724,159)	—	(17,005,183)
Investment income on trust account	$6,069	$—	$12,071
Total other income (expense)	$(15,718,090)	$—	$(16,993,112)

Net Loss	$(16,261,727)	$—	$(19,347,744)

Weighted average common shares outstanding
Basic and diluted (1)	10,974,550	—	10,974,550

Basic and diluted net loss per share	$(1.48)	$—	$(1.76)

(1)  Excludes an aggregate of up to 19,325,575 shares subject to possible redemption at June 30, 2021.

The accompanying notes are an integral part of these financial statements.

OppFi Inc.

(formerly known as FG New America Acquisition Corp.)

Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2021

and the period from June 24, 2020 (inception) through June 30, 2020

(Unaudited)

	Class A Common		Class B Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	3,140,798	$314	5,943,750	$594	$13,037,552	$(8,038,450)	$5,000,010
Net Loss	—	—	—	—	—	(3,086,017)	(3,086,017)
Change in common shares subject to possible redemption	301,454	31	—	—	3,085,986	—	3,086,017
Balance at March 31, 2021	3,442,252	$345	5,943,750	$594	$16,123,538	$(11,124,467)	$5,000,010
Net Loss	—	—	—	—	—	(16,261,727)	(16,261,727)
Change in common shares subject to possible redemption	1,588,548	158	—	—	16,261,569	—	16,261,727
Balance at June 30, 2021	5,030,800	$503	5,943,750	$594	$32,385,107	$(27,386,194)	$5,000,010

	Class A Common		Class B Common		Additional		Total
	Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
June 24, 2020 (inception) (1)	—	$—	—	$—	$—	$—	$—

(1)    Same balances as of June 30, 2020.

The accompanying notes are an integral part of these financial statements.

OppFi Inc.

(formerly known as FG New America Acquisition Corp.)

Statement of Cash Flows

(Unaudited)

		For The
		Period From
	Six Months	June 24, 2020
	Ended	(Inception) To
	June 30,	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(19,347,744)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	17,005,183	—
Changes in operating assets and liabilities:
Prepaid expense	111,731	—
Accounts payable	1,404,597	—
Net cash used in operating activities	$(826,233)	$—

Cash flow from investing activities
Investment in marketable securities	(236)	—
Net cash used in investing activities	$(236)	$—

Cash flows from financing activities	$—	$—

Net increase in cash	$(826,469)	$—
Cash at beginning of period	1,137,685	—
Cash at end of period	$311,216	$—

The accompanying notes are an integral part of these financial statements.

OppFi Inc.

(formerly known as FG New America Acquisition Corp.)

Notes to the Financial Statements

JUNE 30, 2021 (Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

OppFi Inc. (formerly FG New America Acquisition Corp.) (the “Company”), which was incorporated in the State of Delaware on June 24, 2020, was a blank check company as of June 30, 2021. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

As of June 30, 2021, the Company had not yet completed the Business Combination (as defined below). All activity for the six months ended June 30, 2021 relates to the Company’s formation, its initial public offering (“IPO”), the Company’s identification of the target company for the Business Combination and the transactions contemplated by the Business Combination Agreement (as defined below). The Company did not generate any operating revenues prior to the completion of the Business Combination. The Company generated nonoperating income in the form of interest income from the proceeds derived from the IPO and recognized changes in the fair value of the warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

The Business Combination

On July 20, 2021 (the “Closing Date”), the Company completed the transactions contemplated by that certain Business Combination Agreement, dated as of February 9, 2021 (the “Business Combination Agreement”), by and among the Company, Opportunity Financial, LLC, a Delaware limited liability company (“OppFi”), OppFi Shares, LLC, a Delaware limited liability company (“OFS”), and Todd Schwartz, in his capacity as the representative (the “Members’ Representative”) of the members of OppFi (the “Members”) immediately prior to the closing (the “Closing”) of the transactions contemplated by the Business Combination Agreement (“Business Combination”). At the Closing, (i) OppFi transferred to the Company 12,977,690 Class A common units of OppFi (“OppFi Units”), which was equal to the number of shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), issued and outstanding as of immediately prior to the Closing (after giving effect to redemptions by the Company’s public stockholders prior to the Closing and the conversion of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”)), (ii) the Company contributed the Cash Consideration (as defined below) to OppFi in accordance with the Business Combination Agreement, which was distributed to the Members, and (iii) the Company issued 96,987,093 shares of newly authorized Class V common stock, par value $0.0001 per share (“Class V Voting Stock”), which number of shares of Class V Voting Stock was equal to the number of OppFi Units retained by the Members immediately following the Closing (the “Retained OppFi Units”), and which shares of Class V Voting Stock were distributed to OFS, resulting in the combined company being organized in an “Up-C” structure. The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination.”

Upon the Closing, the Company as the registrant changed its name to “OppFi Inc.”

The aggregate value of the consideration paid to the Members in the Business Combination was approximately $806,517,000, after giving effect to the estimated purchase price adjustments as set forth in the Business Combination Agreement, consisting of: (i) cash consideration in the amount of $91,646,050 (the “Cash Consideration”), equal to the cash remaining in the trust account into which the net proceeds of the IPO were placed (the “Trust Account”) as of immediately prior to the Closing (following the redemption of 14,822,435 shares of Class A Common Stock by the Company’s public stockholders (the “Redemption Shares”)), and (ii) 96,987,093 shares of Class V Voting Stock.

Immediately after giving effect to the Business Combination, there were 12,977,690 issued and outstanding shares of Class A Common Stock (giving effect to the Redemption Shares and 3,443,750 shares of Class A Common Stock issued upon the conversion of the Company’s Class B Common Stock). On the business day following the Closing, the Company’s public units automatically separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security and were delisted from The New York Stock Exchange.

Investor Rights Agreement

At the Closing, (i) the Company, (ii) FG New America Investors LLC, a Delaware limited liability company (the “Sponsor”), (iii) D. Kyle Cerminara, Larry G. Swets, Jr., Joseph Moglia, Nicholas Rudd, Hassan Baqar and Robert Weeks (together with the Sponsor, the “Founder Holders”), (iv) the Members, and (v) certain other parties entered into an Investor Rights Agreement (the “Investor Rights Agreement”). Pursuant to the terms of the Investor Rights Agreement, among other things, (i) the Company, the Founder Holders and certain other parties terminated that certain Registration Rights Agreement, dated as of September 29, 2020, entered into by them in connection with the Company’s initial public offering, (ii) the Members’ Representative will have the right to nominate five directors to the Company’s board of directors, subject to certain independence and holdings requirements, (iii) the Company agreed to provide certain registration rights for the shares of Class A Common Stock held by or issuable to the Members, the Founder Holders and certain other parties, and (iv) a certain Founder Holder and the Members agreed not to transfer, sell, assign, or otherwise dispose of the shares of Class A Common Stock and the OppFi Units held by such Founder Holder or such Members, as applicable, for twenty-four months and nine months, respectively, following the Closing, subject to certain exceptions, including with respect to shares of Class A Common Stock issuable upon the exchange of 11,600,000 OppFi Units held by the Members (the “Initial Shares”).

Amended and Restated Limited Liability Company Agreement of OppFi

Immediately prior to the Closing, the Company, OppFi and the Members entered into the Third Amended and Restated Limited Liability Company Agreement of OppFi (the “OppFi A&R LLCA”), which, among other things, (i) provided for a recapitalization of the ownership structure of OppFi, whereby following the execution of the OppFi A&R LLCA, the ownership structure of OppFi consists solely of the OppFi Units, (ii) designated the Company as the sole manager of OppFi, (iii) provides that beginning on the nine month anniversary of the Closing (unless otherwise waived by the Company, or, with respect to the Initial Shares, following the registration under the Securities Act of 1933, as amended (the “Securities Act”), of such shares), each Retained OppFi Unit held by the Members may be exchanged, subject to certain conditions, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi, the cash equivalent of the market value of one share of Class A Common Stock, and (iv) otherwise amended and restated the rights and preferences of the OppFi Units, in each case, as more fully described in the OppFi A&R LLCA.

Tax Receivable Agreement

Simultaneously with the Closing, the Company, OppFi, the Members and the Members’ Representative entered into a tax receivable agreement (the “Tax Receivable Agreement”), which provides which provides for, among other things, payment by the Company to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash.

The Tax Receivable Agreement may be terminated if (i) the Company exercises its right to terminate the Tax Receivable Agreement for an amount representing the present value of the agreed payments remaining to be made under the Tax Receivable Agreement, discounted at the Early Termination Rate (as defined therein), (ii) there is a change of control, or (iii) the Company materially breaches any of the material obligations of the Tax Receivable Agreement. Upon early termination by change of control or material breach, all obligations will generally be accelerated and due as if the Company had delivered an early termination notice on the date of such change of control or material breach.

The Tax Receivable Agreement provides that in the event of a change of control, the TRA Party Representative (as defined therein) will have the option to accelerate the unpaid obligations of the Company as calculated in accordance with certain valuation assumptions, including that the Company will have taxable income sufficient to fully utilize the tax items, including deductions, arising from certain basis adjustments and any deduction attributable to any payment made under the Tax Receivable Agreement.

In the event that (i) the Company exercises its early termination rights under the Tax Receivable Agreement, (ii) certain changes of control in the Company or OppFi occur, (iii) the Company, in certain circumstances, fails to make a payment required to be made pursuant to the Tax Receivable Agreement by the applicable final payment date, which non-payment continues for 30 days following such final payment date, or (iv) the Company materially breaches any of its material obligations under the Tax Receivable Agreement other than as described in the foregoing clause (iii), which breach continues without cure for 30 days following receipt by the Company of written notice thereof and written notice of acceleration is received by the Company thereafter (except that in the case that the Tax Receivable Agreement is rejected in a case commenced under bankruptcy laws, no written notice of acceleration is required), in the case of clauses (iii) and (iv), unless certain liquidity exceptions apply, the Company’s obligations under the Tax Receivable Agreement will accelerate, and the Company will be required to make a lump-sum cash payment to the Members and/or other applicable parties.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in a money market fund that invests exclusively in short term U.S. Treasury obligations. During the three months ended June 30, 2021, the Company withdrew $11,835 interest income from the Trust Account to pay for its franchise taxes. On the Closing Date, the Company withdrew the balance of the Trust Account to pay the Cash Consideration (see Note 1 – The Business Combination).

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

Warrant Liabilities

The Company accounted for the 11,887,500 Public Warrants (as defined below in Note 3) outstanding at June 30, 2021 (see Note 3), and the 3,848,750 $11.50 Exercise Price Warrants (as defined below in Note 4), 1,512,500 $15 Exercise Price Warrants (as defined below in Note 4), 231,250 Private Unit Warrants (as defined below in Note 4) and 59,437 Underwriter Warrants (as defined below in Note 4) outstanding at June 30, 2021 (see Note 4) in accordance with the guidance contained in ASC 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, due to a provision in the warrant agreement related to certain tender or exchange offer provisions, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Public Warrants are valued at market price based on a quoted price in an active market. The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants, Private Units Warrants and Underwriter Warrants at each reporting period.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, any deferred tax assets are fully reserved against due to losses.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Reconciliation of Net Loss per Common Share

The weighted average shares outstanding are adjusted for the common shares subject to possible redemption. Basic and diluted loss per common share is calculated as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2021
Net loss	$(16,261,727)	$(19,347,744)

Weighted average shares outstanding, basic and diluted	10,974,550	10,974,550

Basic and diluted net loss per common share	$(1.48)	$(1.76)

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

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s IPO was declared effective on September 29, 2020. On October 2, 2020, the Company consummated the IPO of 22,500,000 units (the “Units”) at a purchase price of $10.00 per Unit generating gross proceeds of $225,000,000 from the sale of the Units. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 7). On October 14, 2020, the underwriters partially exercised the over-allotment option and purchased an additional 1,275,000 Units, generating additional gross proceeds of $12,750,000.

NOTE 4. PRIVATE PLACEMENT

On October 2, 2020 simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 3,848,750 $11.50 exercise price warrants (the “$11.50 Exercise Price Warrants”) at a price of $1.00 per $11.50 Exercise Price Warrant, 1,512,500 $15.00 exercise price warrants (the “$15 Exercise Price Warrants”, and together with $11.50 Exercise Price Warrants the “Private Placement Warrants”) at a price of $0.10 per $15 Exercise Price Warrant, and 462,500 units at $10.00 per unit (the “Private Placement Units”), in each case, from the Company in a private placement. The aggregate gross proceeds from the sale of Private Placement Warrants and Private Placement Units were $8,625,000, part of which was placed in the Trust Account along with the IPO gross proceeds. The Private Placement Warrants and the Private Unit Warrants are non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor, and our former directors officers and advisors (the “Initial Stockholders”) or the permitted transferees. Each Private Placement Warrant and Private Unit Warrant will entitle the holder to purchase one share of common stock at its respective exercise price.

Also, simultaneously with the closing of the IPO on October 2, 2020, the Company completed the private placement of an aggregate of 112,500 units (“the Underwriter Units”) to the underwriters. In connection with the exercise of underwriters’ over-allotment option on October 14, 2020, the Company also issued an additional 6,375 Underwriter Units to the underwriters for an aggregate of 118,875 Underwriter Units.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 13, 2020, the Company issued an aggregate of 6,468,750 shares of Class B common stock (the “Founder Shares”) to the Initial Stockholders for an aggregate purchase price of $30,000 in cash. On August 7, 2020, the Sponsor transferred an aggregate of 1,250,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,218,750 Founder Shares. In connection with the partial exercise of the over-allotment option by the underwriters on October 14, 2020, the Sponsor forfeited 525,000 Founder Shares on October 14, 2020. As of June 30, 2021 and December 31, 2020, the Sponsor held 4,693,750 Founder Shares.

The Initial Stockholders agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of the Business Combination, or (ii) the date on which the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of the Business Combination, or earlier, in each case, if, subsequent to the Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor on September 29, 2020 whereby the Sponsor provided certain services for the Company for a monthly fee of $10,000, which was terminated effective as of the Closing.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on September 29, 2020 (the “Registration Rights Agreement”), the holders of the Founder Shares, the Private Units and Private Warrants (and their underlying securities) were entitled to registration rights.

At the Closing, the Company entered into the Investor Rights Agreement (see Note 1 - Investor Rights Agreement) pursuant to which, among other things the Company, the Initial Stockholders and certain other parties terminated Registration Rights Agreement and the Company agreed to provide certain registration rights for the shares of Class A Common Stock held by or issuable to the Members, the Initial Stockholders and certain other parties.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — As of June 30, 2021, the Company was authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — As of June 30, 2021, the Company was authorized to issue 380,000,000 shares of Class A Common Stock. Holders of the Class A Common Stock are entitled to one vote for each share. As of June 30, 2021, there were 5,030,800 shares of Class A Common Stock issued and outstanding, excluding 19,325,575 shares subject to possible redemption.

Class B common stock — As of June 30, 2021, the Company was authorized to issue 20,000,000 shares of Class B common stock, par value $0.0001 per share. On July 13, 2020, the Company issued an aggregate of 6,468,750 shares of Class B common stock as Founder Shares to the Initial Stockholders for an aggregate purchase price of $30,000 in cash. On August 7, 2020, the Sponsor transferred an aggregate of 1,250,000 Founder Shares to members of the Company’s management and board of directors, resulting in the Sponsor holding 5,218,750 Founder Shares. In connection with the partial exercise of the over-allotment option by the underwriters on October 14, 2020, the Sponsor forfeited 525,000 Founder Shares on October 14, 2020. As of June 30, 2021, Sponsor held 4,693,750 Founder Shares.

Holders of the Company’s Class B common stock were entitled to one vote for each share. With respect to any matter submitted to a vote of the Company’s stockholders, including the vote in connection with the Business Combination, holders of the Class A common stock and holders of the Class B common stock voted together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law. The Class B common stock automatically converted into Class A Common Stock on a one-for-one basis in connection with the Closing.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Each whole Public Warrant will entitle the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, and will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the IPO. The Public Warrants will expire on the fifth anniversary of the completion of the Business Combination, or earlier upon redemption or liquidation. The Company may redeem the Public Warrants (i) at a redemption price of $0.01 per warrant, (ii) at any time after the Public Warrants become exercisable, (iii) upon a minimum of 30 days’ prior written notice of redemption, (iv) if, and only if, the last sales price of Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period commencing after the date the Public Warrants become exercisable and ending three business days before Company sends the notice of redemption, and (v) if, and only if, there is a current registration statement in effect with respect to the shares of Class A Common Stock underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The $11.50 Exercise Price Warrants have terms similar to the Public Warrants underlying the Units sold in the IPO, except that the $11.50 Exercise Price Warrants are issued as a whole warrant having one common stock underlying each $11.50 Exercise Price Warrant (as compared to one-half of one Public Warrant included in each Unit sold in the IPO), will be non-redeemable and may be exercised on a cashless basis so long as they continue to be held by the Initial Stockholders or their permitted transferees. Additionally, $11.50 Exercise Price Warrants and the shares issuable upon the exercise of the $11.50 Exercise Price Warrants were not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The $15 Exercise Price Warrants entitle the holder to purchase one share of Class A Common Stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis so long as they continue to be held by the Initial Stockholders or their permitted transferees. Additionally, $15 Exercise Price Warrants and the shares issuable upon the exercise of the $15 Exercise Price Warrants were not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Private Unit Warrants have terms similar to the Public Warrants underlying the Units sold in the IPO, except that the Private Unit Warrants are non-redeemable and may be exercised on a cashless basis so long as they continue to be held by the Initial Stockholders or their permitted transferees. Additionally, Private Unit Warrants and the shares issuable upon the exercise of the Private Unit Warrants were not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	Level 1	$243,381,069	$243,380,833
Liabilities:
Public Warrants	Level 1	$26,152,500	$17,235,686
Private Unit Warrants	Level 3	507,353	209,629
$11.50 Exercise Price Warrants	Level 3	8,443,994	3,488,911
$15 Exercise Price Warrants	Level 3	4,207,037	1,447,997
Underwriter Warrants	Level 3	130,402	53,880
Total warrant liabilities		$39,441,286	$22,436,103

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

Following are the significant inputs in the valuation model for the fair value of warrant liabilities as of June 30, 2021:

		$11.50	$15.00
		Exercise	Exercise
	Private Unit	Price	Price	Underwriter
Inputs	Warrant	Warrant	Warrant	Warrant
Exercise price	$11.50	$11.50	$15.00	$11.50
Unit price	$10.00	$10.00	$10.00	$10.00
Volatility	5% pre-merger / 34% post-merger	5% pre-merger / 34% post-merger	5% pre-merger / 34% post-merger	5% pre-merger / 34% post-merger
Probability of completing a Business Combination	95%	95%	95%	95%
Expected term of the warrants	5.05	5.05	10.05	5.05
Risk-free rate	0.05% pre-merger / 0.87% post-merger	0.05% pre-merger / 0.87% post-merger	0.05% pre-merger / 1.45% post-merger	0.05% pre-merger / 0.87% post-merger
Dividend yield	0	0	0	0
Discount for lack of marketability	15%	15%	15%	15%

Following are the significant inputs in the valuation model for the fair value of warrant liabilities as of December 31, 2020:

		$11.50	$15.00
	Private Unit	Exercise Price	Exercise Price	Underwriter
Inputs	Warrant	Warrant	Warrant	Warrant
Exercise price	$11.50	$11.50	$15.00	$11.50
Unit price	$10.00	$10.00	$10.00	$10.00
Volatility	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger	5% pre-merger / 20% post-merger
Probability of completing a Business Combination	60%	60%	60%	60%
Expected term of the warrants	6.75	6.75	11.75	6.75
Risk-free rate	0.12% pre-merger / 0.36% post-merger	0.12% pre-merger / 0.36% post-merger	0.12% pre-merger / 0.93% post-merger	0.12% pre-merger / 0.36% post-merger
Dividend yield	0	0	0	0
Discount for lack of marketability	15%	15%	15%	15%

The change in fair value of the warrant liabilities is summarized as follows:

Total warrant liabilities as of December 31, 2020	$22,436,103
Change in fair value of warrant liabilities	1,281,024
Total warrant liabilities as of March 31, 2021	$23,717,127
Change in fair value of warrant liabilities	15,724,159
Total warrant liabilities as of June 30, 2021	$39,441,286

There were no transfers between the level of fair value hierarchy during the six months ended June 30, 2021.

NOTE 9. SUBSEQUENT EVENTS

On July 15, 2021, the Company, OppFi, OFS and the Members’ Representative signed a letter agreement (the “Waiver Letter”), pursuant to which, among other things, OppFi agreed to waive the condition to Closing set forth in Section 8.1(c)(iii) of the Business Combination Agreement, which required there to be no less than $200,000,000 of Available Closing Cash (as defined in the Business Combination Agreement) at Closing, but only to the extent that Available Closing Date Cash was not less than $83,000,000, and to revise the Investor Rights Agreement (as defined in the Business Combination Agreement) to permit the additional equity in the Company and OppFi that will be issued in lieu of cash as a result of the foregoing waiver to be excluded from the lock-up provisions of the Investor Rights Agreement.

In connection with the signing of the Waiver Letter, on July 15, 2021, the Sponsor entered into a sponsor forfeiture agreement (the “Sponsor Forfeiture Agreement”) with the Company and OppFi, pursuant to which the Sponsor agreed to forfeit: (i) 2,500,000 shares of the Company’s Class B common stock, (ii) 1,600,000 warrants to purchase shares of Class A Common Stock at an exercise price of $11.50 and (iii) 600,000 warrants to purchase shares of Class A Common Stock at an exercise price of $15.00, held by it, immediately prior to and contingent upon the Closing.

On July 16, 2021, the Company held a special meeting of its stockholders, whereby, amongst other matters, the stockholders approved the Business Combination with OppFi.

On the Closing Date, the Company completed the Business Combination (see Note 1- The Business Combination).

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to OppFi Inc. (formerly FG New America Acquisition Corp.). References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FG New America Investors LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our Definitive Proxy Statement on Schedule 14A, filed with the United States Securities and Exchange Commission (the “SEC”) on June 22, 2021 (the “Proxy Statement”), under Cautionary Note Regarding Forward-Looking Statements and Risk Factors. The Company’s securities filings can be accessed on the EDGAR section of the SEC website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Prior to the Closing, we were a blank check company incorporated on June 24, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Recent Developments

On February 9, 2021, the Company entered into the Business Combination Agreement.

On July 16, 2021, the Company held a special meeting of its stockholders, whereby, amongst other matters, the stockholders approved the previously announced Business Combination with OppFi. On July 20, 2021, the Company consummated the Business Combination with OppFi. On the Closing Date, the Company’s amended and restated certificate of incorporation, dated July 16, 2020, was replaced by the Second Amended and Restated Articles of Incorporation, which among other things changed the name of the Company to “OppFi Inc.” from “FG New America Acquisition Corp.” See Note 1 – The Business Combination in the financial statements included as part of this Quarterly Report on Form 10-Q for more information regarding the closing of the Business Combination.

Results of Operations

We had neither engaged in any operations nor generated any revenues as of June 30, 2021. As of June 30, 2021, the Company had not yet completed the Business Combination. All activity through for the six months ended June 30, 2021 relates to the Company’s formation, its initial public offering, the Company’s identification of the target company for the Business Combination and the transactions contemplated by the Business Combination Agreement. The Company did not generate any operating revenues prior to the completion of the Business Combination. Prior to the Closing, we generated non-operating income in the form of interest income on marketable securities. Prior to the Closing, we also incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing the Business Combination. Additionally, we recognized non-cash gains and losses within other income (expense) related to change in the recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended June 30, 2021, we incurred a net loss of $16,261,727, which consisted of i) $15,724,159 related to increase in fair value of warrant liabilities primarily related to the Public Warrants (as defined below), and ii) $543,637 in operating expenses primarily related to legal and other expenses incurred pertaining to the Business Combination, partially offset by $6,069 in investment income earned in the trust account into which the net proceeds of the IPO were placed (the “Trust Account”).

For the six months ended June 30, 2021, we incurred a net loss of $19,347,744, which consisted of i) $17,005,183 related to increase in fair value of warrant liabilities primarily related to the Public Warrants and ii) $2,354,632 in operating expenses primarily related to legal and other expenses incurred pertaining to the Business Combination, partially offset by $12,071 in investment income earned in the Trust Account.

For the period June 24, 2020 (inception) to June 30, 2020, there was no activity recorded by the Company.

Liquidity and Capital Resources

For the six months ended June 30, 2021, cash used in operating activities was $826,233, consisting primarily of net loss of $19,347,744, reduced by change in fair value of warrant liabilities of $17,005,183, and change in operating assets and liabilities which include decrease in prepaid expenses by $111,731 and increase in accounts payable by $1,404,597.

For the three months ended June 30, 2021, cash used in operating activities was $269,952, consisting primarily of net loss of $16,261,727, reduced by change in fair value of warrant liabilities of $15,724,159, and change in operating assets and liabilities which include decrease in prepaid expenses by $95,769 and increase in accounts payable by $171,847.

As of June 30, 2021, we had cash of $311,216 held outside the Trust Account. We used substantially all of the funds held in the Trust Account (excluding deferred underwriting fees) to complete the Business Combination.

For a description of the liquidity and capital resources of OppFi, which comprises our business following the closing of the Business Combination, please see the section entitled Liquidity and Capital Resources in OppFi Management’s Discussion and Analysis of Financial Condition and Results of Operations filed as Exhibit 99.3 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on the date hereof.

Off-Balance Sheet Arrangement

As of June 30, 2021, prior to the Closing, (i) we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements, (ii) we did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, and (iii) we had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Prior to the Closing, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to reimburse the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $10,000 per month in the event such space and/or services are utilized and the Company does not pay a third party directly for such services, from the date of closing of the Company’s initial public offering (the “IPO”). Upon completion of the Business Combination we ceased paying these monthly fees.

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

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in a money market fund that invests exclusively in short term U.S. Treasury obligations. During the three months ended June 30, 2021, the Company withdrew $11,835 in interest income from the Trust Account to pay for its franchise taxes.

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

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, any deferred tax assets are fully reserved against due to losses.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our IPO and private placement.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of implementing changes to our internal control over financial reporting to remediate the material weakness described above, as more fully described in our Annual Report on Form 10-K/A, filed with the SEC on April 26, 2021. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report or Proxy Statement. The significant risk factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our Annual Report or the Proxy Statement. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Proxy Statement. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

BMO Credit Agreement Amendment

On August 6, 2021, Opportunity Financial, LLC, a wholly-owned subsidiary of the Company (“OppFi LLC”), Opportunity Funding SPE IV, LLC, a wholly owned subsidiary of OppFi LLC, OppWin, LLC a wholly owned subsidiary of OppFi LLC, and the other credit parties and guarantors thereto, entered into an amendment (“Amendment No. 5”) to that certain Revolving Credit Agreement, originally entered into on August 19, 2019 (as amended to date, the “BMO Credit Agreement”), with BMO Harris Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto. Amendment No. 5, among other things, extends the scheduled termination date of the BMO Credit Agreement from August 19, 2021 to September 30, 2021 and amends certain of the financial covenants in the BMO Credit Agreement. The foregoing description of Amendment No. 5 is not complete and is qualified in its entirety by reference to the full text of Amendment No. 5, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Resignation of Salvador Hazday

On August 6, 2021, Mr. Salvador Hazday notified the Company of his resignation as Chief Operating Officer of the Company, effective August 25, 2021 to pursue another executive opportunity.

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

3.1

Second Amended and Restated Certificate of Incorporation of OppFi Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-39550) filed by the Company with the SEC on July 21, 2021).

3.2

Amended and Restated Bylaws of OppFi Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-39550) filed by the Company with the SEC on July 21, 2021).

10.1

Investor Rights Agreement, dated as of July 20, 2021, by and among OppFi Inc., the Founder Holders, the Members, the Members’ Representative and certain other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-39550) filed by the Company with the SEC on July 21, 2021).

10.2*

Third Amended and Restated Limited Liability Company Agreement of Opportunity Financial, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.3*†

Amendment No. 5 to Revolving Credit Agreement, dated August 6, 2021, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, the Lenders party thereto, and BMO Harris Bank N.A.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*     Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

†     Certain portions of this exhibit have been omitted pursuant to Item (601)(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2021	OppFi Inc.

	By:	/s/ Jared Kaplan
Name: Jared Kaplan
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Shiven Shah
Name: Shiven Shah
Title: Chief Financial Officer (Principal Financial Officer)