Form 10-Q
period 2021-09-30
OppFi Inc.
filed 2021-11-15
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File Number 001-39550
__________________________________________________________________
OppFi Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________________

Delaware (State or other jurisdiction of Incorporation or organization)	85-1648122 (I.R.S. Employer Identification No.)
130 E. Randolph Street. Suite 3400 Chicago, IL (Address of principal executive offices)	60601 (Zip Code)
(312) 212-8079
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.0001 per share	OPFI	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	OPFI WS	New York Stock Exchange
__________________________________________________________________
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 12, 2021, there were 13,464,542 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B commons stock, par value $0.0001 per share and 96,500,241 shares of Class V common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report includes “forward-looking statements” within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of COVID-19 on our business, the impact of stimulus or other government programs, the risk that the business combination disrupts current plans and operations, the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain our key employees, costs related to the business combination, changes in applicable laws or regulations, the possibility that we may be adversely affected by other economic, business, and/or competitive factors and other risks contained in the section captioned “Risk Factors” in the Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 11, 2021 (File No. 333-258698) (the “Registration Statement”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

OppFi Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents(1)	$27,627	$25,601
Restricted cash(1)	29,175	20,056
Total cash, cash equivalents, and restricted cash	56,802	45,657
Finance receivables at fair value(1)	334,114	—
Finance receivables at amortized cost, net of allowance for credit losses of $146 and $55,031 as of September 30, 2021 and December 31, 2020, respectively(1)	1,269	222,243
Debt issuance costs, net(1)	1,650	2,598
Property, equipment and software, net	13,827	10,558
Deferred tax asset	23,858	—
Other assets(1)	9,134	4,787
Total assets	$440,654	$285,843
Liabilities and Stockholders' Equity / Members' Equity
Liabilities:
Accounts payable(1)	$3,617	$1,380
Accrued expenses(1)	25,493	22,785
Reserve for repurchase liability	—	4,241
Secured borrowing payable(1)	19,791	16,025
Senior debt, net(1)	205,968	131,726
Warrant liabilities	24,506	—
Tax receivable agreement liability	22,866	—
Subordinated debt - related party	—	4,000
Other debt	—	6,354
Total liabilities	302,241	186,511
Commitments and contingencies (Note 14)
Stockholders' equity / members' equity:
Preferred units, no par value (0 and 41,102,500 units authorized, issued, and outstanding as of September 30, 2021 and December 31, 2020, respectively)	—	6,660
Preferred stock,$0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of September 30, 2021)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 13,464,542 shares issued and outstanding as of September 30, 2021)	1	—
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of September 30, 2021)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 96,500,241 shares issued and outstanding as of September 30, 2021)	10	—
Additional paid-in capital	58,990	352
Accumulated (deficit) earnings	(82,182)	92,320
Total OppFi Inc.'s stockholders' equity / members' equity	(23,181)	99,332
Noncontrolling interest	161,594	—
Total stockholders' equity / members' equity	138,413	99,332
Total liabilities and stockholders' equity / members' equity	$440,654	$285,843

(1) Includes amounts in consolidated variable interest entities ("VIEs") presented separately in the table below.

OppFi Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

The following table summarizes the consolidated assets and liabilities of VIEs, which are included in the Consolidated Balance Sheets. The assets below may only be used to settle obligations of VIEs and are in excess of those obligations.

	(Unaudited)
	September 30,	December 31, 2020
	2021
Assets of consolidated VIEs, included in total assets above
Cash and cash equivalents	$—	$127
Restricted cash	16,805	12,350
Total cash, cash equivalents, and restricted cash	16,805	12,477
Finance receivables at fair value	284,476	—
Finance receivables at amortized cost, net of allowance for credit losses of $38,612 as of December 31, 2020	—	148,473
Debt issuance costs, net	1,650	2,576
Other assets	12	26
Total assets	$302,943	$163,552
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$9	$49
Accrued expenses	1,646	1,647
Secured borrowing payable	19,791	16,025
Senior debt, net	157,500	112,076
Total liabilities	$178,946	$129,797

See notes to unaudited consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Interest and loan related income, net	$91,448	$62,493	$253,581	$198,187
Other income	529	266	1,029	506
	91,977	62,759	254,610	198,693
Provision for credit losses on finance receivables	(143)	(16,303)	(181)	(56,136)
Provision for repurchase liability	—	(1,577)	—	(6,619)
Change in fair value of finance receivables	(18,940)	—	(52,635)	—
Net revenue	72,894	44,879	201,794	135,938
Expenses:
Salaries and employee benefits	17,326	8,933	46,292	25,947
Direct marketing costs	15,580	2,170	34,502	5,446
Interest expense and amortized debt issuance costs	6,414	4,512	17,270	16,161
Interest expense - related party	—	141	137	420
Professional fees	9,511	1,875	15,391	3,979
Depreciation and amortization	2,712	1,799	7,289	4,775
Technology costs	2,696	1,954	7,265	5,646
Payment processing fees	2,001	1,082	5,313	2,828
Occupancy	1,006	841	2,765	2,262
Management fees - related party	—	280	350	280
General, administrative and other	4,136	1,950	11,337	6,836
Total expenses	61,382	25,537	147,911	74,580
Income from operations	11,512	19,342	53,883	61,358
Other income:
Gain on forgiveness of Paycheck Protection Program loan	6,444	—	6,444	—
Change in fair value of warrant liability	13,139	—	13,139	—
Income before income taxes	31,095	19,342	73,466	61,358
Provision for income taxes	703	—	703	—
Net income	30,392	$19,342	72,763	$61,358
Less: net income attributable to noncontrolling interest	16,267		58,638
Net income attributable to OppFi Inc.	$14,125		$14,125

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$1.06	$—	$1.08	$—
Diluted	$1.06	$—	$1.08	$—
Weighted average common shares outstanding:
Basic	13,363,995	—	13,107,873	—
Diluted	13,363,995	—	13,107,873	—

Pro forma:
Pro forma income tax expense (unaudited)		$561		$1,779
Pro forma net income (unaudited)		$18,781		$59,579

See notes to unaudited consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity / Members’ Equity (Unaudited)
(in thousands, except per share data)

										Total
	Preferred Units		Class A Common Stock		Class V Voting Stock		Additional Paid	Accumulated	Noncontrolling	Stockholders' Equity/
	Units	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings (Deficit)	Interest	Members' Equity
Balance, June 30, 2021	41,102,500	$6,660	—	$—	—	$—	$581	$170,098	$—	$177,339
Net income before transaction	—	—	—	—	—	—	—	2,599	—	2,599
Member contribution	—	200	—	—	—	—	—	—	—	200
Member distributions	—	—	—	—	—	—	—	(16,213)	(767)	(16,980)
Warrant units exercised	486,852	—	—	—	—	—	5,517	—	—	5,517
Reverse recapitalization	(41,589,352)	(6,860)	12,977,690	1	96,987,093	10	52,219	(252,791)	148,693	(58,728)
Unit conversion	—	—	486,852	—	(486,852)	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	673	—	—	673
Net income after transaction	—	—	—	—	—	—	—	14,125	13,668	27,793
Balance, September 30, 2021	—	$—	13,464,542	$1	96,500,241	$10	$58,990	$(82,182)	$161,594	$138,413

Balance, June 30, 2020	41,102,500	$6,660	—	$—	—	$—	$208	$71,777	$—	$78,645
Member distributions	—	—	—	—	—	—	—	(14,985)	—	(14,985)
Net income	—	—	—	—	—	—	—	19,342	—	19,342
Balance, September 30, 2020	41,102,500	$6,660	—	$—	—	$—	$208	$76,134	$—	$83,002

Balance, December 31, 2020	41,102,500	$6,660	—	$—	—	$—	$352	$92,320	$—	$99,332
Effects of adopting fair value option	—	—	—	—	—	—	—	69,435	—	69,435
Net income before transaction	—	—	—	—	—	—	—	44,970	—	44,970
Profit interest compensation	—	—	—	—	—	—	229	—	—	229
Member contribution	—	200	—	—	—	—	—	—	—	200
Member distributions	—	—	—	—	—	—	—	(50,241)	(767)	(51,008)
Warrant units exercised	486,852	—	—	—	—	—	5,517	—	—	5,517
Reverse recapitalization	(41,589,352)	(6,860)	12,977,690	1	96,987,093	10	52,219	(252,791)	148,693	(58,728)
Unit conversion	—	—	486,852	—	(486,852)	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	673	—	—	673
Net income after transaction	—	—	—	—	—	—	—	14,125	13,668	27,793
Balance, September 30, 2021	—	$—	13,464,542	$1	96,500,241	$10	$58,990	$(82,182)	$161,594	$138,413

Balance, December 31, 2019	41,102,500	$6,660	—	$—	—	$—	$208	$30,579	$—	$37,447
Member distributions	—	—	—	—	—	—	—	(15,803)	—	(15,803)
Net income	—	—	—	—	—	—	—	61,358	—	61,358
Balance, September 30, 2020	41,102,500	$6,660	—	$—	—	$—	$208	$76,134	$—	$83,002

See notes to unaudited consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$72,763	$61,358
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	52,635	—
Provision for credit losses on finance receivables	181	56,136
Provision for repurchase liability	—	6,619
Depreciation and amortization	7,289	4,775
Debt issuance cost amortization	1,735	1,451
Profit interest and stock-based compensation expense	1,172	—
Loss on disposition of equipment	5	—
Deferred income taxes	445	—
Loss on tax receivable agreement liability	7	—
Change in fair value of warrant units	4,208	—
Change in fair value of warrant liabilities	(13,139)	—
Gain on forgiveness of Paycheck Protection Program loan	(6,444)	—
Changes in assets and liabilities:
Unamortized loan origination costs	—	6,619
Accrued interest and fees receivable	(1,346)	5,719
Other assets	(4,230)	(125)
Accounts payable	954	(2,752)
Accrued expenses	3,855	3,619
Net cash provided by operating activities	120,090	143,419

Cash flows from investing activities:
Finance receivables originated and acquired	(402,835)	(313,923)
Finance receivables repayments and recoveries	303,419	286,474
Net repurchases from third-party lender	—	(8,073)
Purchases of equipment and capitalized technology	(10,563)	(8,131)
Net cash used in investing activities	(109,979)	(43,653)

Cash flows from financing activities:
Member distributions	(51,008)	(15,804)
Member contributions	200	—
Payments to Opportunity Financial, LLC unit holders	(91,646)	—
Cash received in reverse capitalization	91,857	—
Payment of capitalized transaction costs	(21,591)	—
Net advances (payments) of secured borrowing payable	3,767	(4,672)
Net advances (payments) in senior debt	75,443	(75,127)
Payment of subordinated debt - related party	(4,000)	—
Proceeds from other debt	—	6,354
Payment for debt issuance costs	(1,988)	(2,280)
Net cash provided by (used in) financing activities	1,034	(91,529)

Net increase in cash, cash equivalents and restricted cash	11,145	8,237

Cash, cash equivalents and restricted cash
Beginning	45,657	35,979
Ending	$56,802	$44,216

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$16,046	$15,692

Non-cash change from adopting the fair value option on finance receivables	$69,435	$—

Non-cash investing and financing activities:
Warrant liabilities recognized in the reverse recapitalization	$37,645	$—
Additional paid in capital recognized in the reverse capitalization	$78,468	$—
Conversion of warrant unit liability to additional paid in capital	$5,517	$—
Forgiveness of Paycheck Protection Program loan	$6,444	$—

See notes to unaudited consolidated financial statements.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Nature of Operations

OppFi Inc. (“OppFi”), formerly FG New America Acquisition Corp. (“FGNA”), collectively with its wholly-owned subsidiaries (“Company”), is a leading mission-driven financial technology platform that powers banks to offer accessible lending products to everyday consumers through its proprietary technology and artificial intelligence and a top-rated experience. OppFi’s platform facilitates the installment loan products, OppLoans and SalaryTap, and the credit card product, OppFi Card.

On July 20, 2021 (“Closing Date”), the Company completed a business combination pursuant to the Business Combination Agreement (“Business Combination Agreement”), dated as of February 9, 2021, by and among Opportunity Financial, LLC (“OppFi-LLC”), a Delaware limited liability company, OppFi Shares, LLC (“OFS”), a Delaware limited liability company, and Todd Schwartz (“Members’ Representative”), in his capacity as the representative of the members of OppFi-LLC (“Members”) immediately prior to the closing (“Closing”) of the transactions contemplated by the Business Combination Agreement (“Business Combination”). At the Closing, FGNA changed its name to “OppFi Inc.” OppFi’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and redeemable warrants exercisable for Class A Common Stock (“Public Warrants”) are listed on the New York Stock Exchange (the “NYSE”) under the symbols “OPFI” and “OPFI WS,” respectively.

Following the Closing, the Company is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of September 30, 2021, OppFi owned approximately 12.2% of the OppFi Units and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (the “Retained OppFi Units”) are beneficially owned by the Members. OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of OppFi and OppFi-LLC with its wholly-owned subsidiaries: Opportunity Funding SPE II, LLC, Opportunity Funding SPE III, LLC, Opportunity Funding SPE IV, LLC, Opportunity Funding SPE V, LLC, Opportunity Funding SPE VI, LLC, Opportunity Funding SPE VII, Opportunity Funding SPE VIII, OppWin, LLC, Opportunity Manager, LLC, Opportunity Financial Card Company, LLC, OppWin Card, LLC, SalaryTap, LLC, OppWin SalaryTap LLC and SalaryTap Funding SPE LLC.

In 2019, OppFi-LLC ceased the origination of unsecured lines of credit. As of September 30, 2021, OppFi-LLC did not have any outstanding finance receivables relating to lines of credit.

In 2017, OppFi-LLC entered into a preferred return agreement with Midtown Madison Management LLC, an unrelated third party, which required OppFi-LLC to create a bankruptcy protected entity named Opportunity Funding SPE II, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, Opportunity Funding SPE II, LLC acquires receivables from OppFi-LLC and OppWin LLC, and the third party receives a future preferred economic interest in these assets. OppFi-LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. This transaction is being accounted for as a secured borrowing payable and the entity holds all assets on its balance sheet, which collateralize the debt.

In 2018, OppFi-LLC entered into a credit agreement with Ares Agent Services L.P. which required OppFi-LLC to create a bankruptcy protected entity named Opportunity Funding SPE III, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, Opportunity Funding SPE III, LLC uses the proceeds from the credit facility to acquire receivables from OppFi-LLC and OppWin, LLC, which the lender receives first priority lien on all of the entity’s assets. OppFi-LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. This transaction is accounted for as senior debt in which this bankruptcy protected entity holds all assets on its balance sheet, which collateralize the debt.

In 2019, OppFi-LLC entered into a credit agreement with BMO Harris Bank N.A, an unrelated third party, which required OppFi-LLC to create a bankruptcy protected entity named Opportunity Funding SPE IV, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, Opportunity Funding SPE IV, LLC uses the proceeds from the credit facility to acquire receivables from OppFi-LLC and OppWin, LLC, which the lender receives first priority lien on all of the entity’s assets. OppFi-LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. This transaction is accounted for as senior debt in which this bankruptcy protected entity holds all assets on its balance sheet, which collateralize the debt. OppFi-LLC provides a financial guaranty in connection with this credit agreement.

On September 30, 2021, the credit agreement with BMO Harris Bank N.A. was amended to require OppFi-LLC to create a bankruptcy protected entity named SalaryTap Funding SPE, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, as amended, SalaryTap Funding SPE, LLC uses the proceeds from the existing credit facility to acquire receivables from SalaryTap, LLC and OppWin SalaryTap, LLC, which the lender receives first priority lien on all of the entity’s assets. SalaryTap, LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. This transaction is accounted for as senior debt in which this bankruptcy protected entity holds all assets on its balance sheet, which collateralize the debt.

In 2019, OppFi-LLC entered into a credit agreement with Midtown Madison Management LLC which required OppFi-LLC to create a bankruptcy protected entity named Opportunity Funding SPE V, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, Opportunity Funding SPE V, LLC uses the proceeds from the credit facility to acquire receivables from OppFi-LLC and OppWin, LLC, which the lender receives first priority lien on all of the entity’s assets. OppFi-LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. This transaction is accounted for as senior debt in which this bankruptcy protected entity holds all assets on its balance sheet, which collateralize the debt.

In 2019, OppFi-LLC entered into a credit agreement with Ares Agent Services, L.P., an unrelated third party, which required OppFi-LLC to create a bankruptcy protected entity named Opportunity Funding SPE VI, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, Opportunity Funding SPE VI, LLC uses the proceeds from the credit facility to acquire receivables from OppFi-LLC and OppWin, LLC, which the lender receives first priority lien on all of the entity’s assets. OppFi-LLC continues to service the assets in accordance with the terms of the

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

agreement but is required to maintain a backup servicing agreement. This transaction is accounted for as senior debt in which this bankruptcy protected entity holds all assets on its balance sheet, which collateralize the debt.

OppFi-LLC has entered into bank partnership arrangements with certain Utah-chartered banks (the “Banks”) insured by the FDIC. Under the terms and conditions of the agreement, the Banks originate finance receivables based on criteria provided by OppFi-LLC. After an initial holding period, OppFi-LLC has committed to acquire the participation rights to the finance receivables originated by the Banks. To facilitate these relationships, OppFi-LLC formed OppWin, LLC, a Delaware Limited Liability Company and a wholly-owned subsidiary of OppFi-LLC. OppWin, LLC acquires the participation rights in the economic interest in the finance receivables originated by the Banks. Subsequently, OppWin, LLC sells these rights to Opportunity Funding SPE II, LLC, Opportunity Funding SPE III, LLC, Opportunity Funding SPE IV, LLC, Opportunity Funding SPE V, LLC and Opportunity Funding SPE VI, LLC, which in turn, pledge the participation rights to their respective lenders. The Company accounts for the participation rights as a finance receivable. As part of these bank partnership arrangements, the Banks have the ability to retain a percentage of the finance receivables they have originated. OppFi-LLC’s economic interest and acquired participation rights are reduced by the percentage retained by the Banks.

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and include the accounts of OppFi Inc. and OppFi-LLC with its wholly-owned subsidiaries (collectively, the “OppFi Subsidiaries”) as of September 30, 2021. The accompanying consolidated balance sheet as of December 31, 2020 is derived from OppFi-LLC’s annual audited financial statements. In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2021.

The consolidated financial statements should be read in conjunction with OppFi-LLC’s audited consolidated financial statements and related notes for the year ended December 31, 2020 contained in OppFi’s Registration Statement on Form S-1, filed with the SEC on August 11, 2021, as amended.

The Business Combination was accounted for as a reverse recapitalization in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. Under this method, FGNA was treated as the “acquired” company, and OppFi-LLC, as the accounting acquirer, was assumed to have issued equity for the net assets of FGNA, accompanied by a recapitalization.

Principles of consolidation: The consolidated financial statements include the accounts of the above named entities. Opportunity Funding SPE II, LLC, Opportunity Funding SPE III, LLC, Opportunity Funding SPE IV, LLC, Opportunity Funding SPE V, LLC, Opportunity Funding SPE VI, LLC, Opportunity Funding SPE VII, LLC and SalaryTap Funding SPE, LLC are special purpose entities holding finance receivables secured by lenders under a credit or preferred return agreement.

OppFi has identified Opportunity Funding SPE II, LLC, Opportunity Funding SPE III, LLC, Opportunity Funding SPE IV, LLC, Opportunity Funding SPE V, LLC, Opportunity Funding SPE VI, LLC, Opportunity Funding SPE VII, LLC and SalaryTap Funding SPE, LLC as VIEs. OppFi-LLC is the sole equity member of all of the aforementioned entities, except for SalaryTap Funding SPE, LLC. SalaryTap, LLC is the sole equity member of SalaryTap Funding SPE, LLC. The Company directs the activities of the VIEs that most significantly impact economic performance. Additionally, the Company has the obligation to absorb losses of the VIEs that could potentially be significant. As the primary beneficiary of the VIEs, the Company has consolidated the financial statements of the VIEs. All significant intercompany transactions and balances have been eliminated in consolidation.

Segments: Segments are defined as components of an enterprise for which discrete financial information is available and evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. OppFi’s Chief Executive Officer and Chief Financial Officer are collectively considered to be the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s operations constitute a single reportable segment.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Use of estimates: The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions, including those impacted by COVID-19, that affect the reported amounts of assets, liabilities and operations and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

The judgements, assumptions, and estimates used by management are based on historical experience, management’s experience and qualitative factors. The areas subject to significant estimation techniques are the determination of fair value of installment finance receivables and warrants, and the adequacy of the allowance for credit losses on finance receivables. For the aforementioned estimates, it is reasonably possible the recorded amounts or related disclosures could significantly change in the near future as new information is available.

Income recognition: The Company recognizes finance charges on installment contracts and lines of credit based on the interest method. Under this method, interest is earned over the lives of the finance receivables to produce constant rates of interest (yields). Fees for returned payments approximate the cost of services provided and are recognized as incurred, assuming collectability is reasonably assured.

The Company discontinues and reverses the accrual of interest income on installment contracts at the earlier of 60 days past due based on a recency basis or 90 days past due based on a contractual basis. The accrual of income is not resumed until the account is current on a recency or contractual basis, at which time management considers collectability to be probable.

Cash and cash equivalents: The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. All cash accounts are held in financially insured institutions, which may at times exceed federally insured limits. The Company has not experienced losses in such accounts. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Restricted cash: Restricted cash consists of the following: (1) cash required to be held on reserve by the Company’s vendors for purposes of loan processing or funding; (2) cash required to be held for the Company’s guaranty on finance receivables under the terms of the Credit Access Business and Credit Service Organization programs (collectively, the “CSO Program”); (3) cash required to be held in blocked accounts held by the VIEs; and (4) cash required to be held on deposit in connection with the bank partnership arrangements. All cash accounts are held in financially insured institutions, which may at times exceed federally insured limits. The Company has not experienced losses in such accounts. Management believes the Company’s exposure to credit risk is minimal for these accounts.

CSO arrangements: In Texas and Ohio, OppFi-LLC previously arranged for consumers to obtain finance receivable products from independent third-party lenders as part of the CSO Program. For the consumer finance receivable products originated by the third-party lenders under the CSO Program, the lenders were responsible for providing the criteria by which the consumer's application was underwritten and, if approved, determining the amount of the finance receivable. When a consumer executed an agreement with OppFi-LLC under the CSO Program, OppFi-LLC agreed, for a fee payable to OppFi-LLC by the consumer, to provide certain services to the consumer, one of which was to guarantee the consumer's obligation to repay the finance receivable obtained by the consumer from the third-party lender if the consumer failed to do so.

On April 23, 2019, the Company discontinued the CSO Program in Ohio, and no new finance receivables were originated through this program after that date. As of September 30, 2021, there were no finance receivables remaining under the CSO Program in Ohio.

On March 19, 2021, the Company discontinued the CSO Program in Texas. As of September 30, 2021, there were no finance receivables remaining under the CSO Program in Texas.

The guarantees represented an obligation to purchase specific finance receivables that are delinquent, secured by a collateral account established in favor of the respective lenders.

As of December 31, 2020, the unpaid principal balance of off-balance sheet active finance receivables which were guaranteed by the Company was $19,722 thousand. Upon the election of the fair value option for installment loan finance receivables on January 1, 2021, the Company released the reserve for repurchase liabilities as the income rights and related losses were included in the valuation of finance receivables at fair value, which was included in the fair value adjustment to retained earnings. As of December 31, 2020, the Company recorded a reserve for repurchase liabilities of $4,241 thousand, which represents the liability for estimated losses on finance receivables guaranteed. The Company used a similar methodology for determining the reserve for repurchase liabilities as it does for calculating the allowance for credit losses on finance receivables.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Under the terms of the CSO Program, the Company is required to maintain a restricted cash balance equal to the guaranty, which is determined and settled on a weekly basis. On a daily basis, a receivable and/or payable is recorded to recognize the outstanding settlement balance. As of September 30, 2021, there were no restricted cash balance held in a federally insured bank account related to the CSO Program. As of December 31, 2020, the restricted cash balance held in a federally insured bank account related to the CSO Program was $3,069 thousand. As of September 30, 2021, there were no outstanding settlement balance related to the CSO Program. As of December 31, 2020, there was a payable balance of $784 thousand, related to settlement which was included in accrued expenses on the consolidated balance sheets.

Participation rights purchase obligations: OppFi-LLC has entered into bank partnership arrangements with certain Banks insured by the FDIC. Under the terms and conditions of the bank partnership agreements, the Banks originate finance receivables based on criteria provided by OppFi-LLC. The issuing Bank earns interest during an initial hold period and owns the economic interest in the finance receivables. After the initial holding period, OppFi-LLC is committed to acquire participation rights in the economic interest in the finance receivables originated by the Banks, net of bank partnership retention, plus accrued interest (“Participation Rights”). OppFi-LLC also provides certain services for these receivables in its capacity of sub-servicer pursuant to the terms of the servicing agreement between the Bank and OppFi-LLC. To facilitate these relationships, OppFi-LLC formed OppWin, LLC, which acquires the Participation Rights and sells these rights to certain of the other OppFi Subsidiaries, which in turn, pledge the participation rights to their respective lenders. The Company accounts for the Participation Rights as a finance receivable. As part of these bank partnership arrangements, the Banks have the ability to retain a percentage of the finance receivables they have originated, and OppFi-LLC’s Participation Rights are reduced by the percentage of the finance receivables retained by the Banks.

For the nine months ended September 30, 2021 and 2020, finance receivables originated through the bank partnership arrangements totaled 88% and 61%, respectively. As of September 30, 2021 and December 31, 2020, the unpaid principal balance of finance receivables outstanding for purchase was $7,976 thousand and $3,307 thousand, respectively.

Finance receivables: Prior to January 1, 2021, finance receivables, which management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported based on outstanding unpaid principal balance net of accrued interest and fees, unamortized loan origination costs and the allowance for credit losses.

On January 1, 2021, the Company elected the fair value option on its installment finance receivables. Accordingly, the related finance receivables are carried at fair value in the consolidated balance sheets and the changes in fair value are included in the consolidated statements of operations. To derive the fair value, the Company generally utilizes discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Accrued interest and fees are included in “Finance receivables at fair value” in the consolidated balance sheets. Interest income is included in “Interest and loan related income, net” in the consolidated statements of operations.

The Company did not elect the fair value option on its SalaryTap and OppFi Card finance receivables as these products launched in November 2020 and August 2021, respectively, and inputs for fair value are not yet determined. Accordingly, the related finance receivables are carried at amortized cost, net of allowance for credit losses.

Loan origination costs: Direct costs incurred for the origination of finance receivables are deferred and amortized over the average life of the customer using the straight-line method. Prior to the election of the fair value option of its installment loans, direct costs incurred for the origination of these finance receivables included underwriting fees, employee salaries and benefits directly related to the origination of the loan and program fees. Loan origination costs also included direct costs incurred for directly acquiring a customer; these costs are deferred and amortized over the average life of the customer using the straight-line method. With the election of the fair value option, loan origination costs related to the origination of installment finance receivables are expensed when incurred.

Allowance for credit losses on finance receivables: Prior to the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2021, the Company used a static pool methodology for determining the adequacy of the allowance for credit losses on all finance receivables. Under the static pool methodology, a provision for credit losses on finance receivables was recorded when the allowance for credit losses was determined to be insufficient to absorb estimated losses. Such provisions were charged to income in amounts sufficient to maintain the allowance for losses on finance receivables at an adequate level. The allowance was an amount that management believed would be adequate to absorb estimated losses on existing finance receivables based

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

on an evaluation of the collectability of the finance receivables and prior loss experience. This evaluation also took into consideration such factors as changes in the nature and volume of the finance receivable portfolio, overall portfolio quality and current economic conditions that may affect the borrower's ability to pay. While management used the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in any of the factors.

The Company’s charge-off policy is based on a review of delinquent finance receivables on a loan by loan basis. Finance receivables are charged off at the earlier of the time when accounts reach 90 days past due on a recency basis, when the Company receives notification of a customer bankruptcy, or is otherwise deemed uncollectible.

The allowance consists of quantitative and qualitative factors. The quantitative factors are based on historical charge-off experience. The qualitative factors are determined based on management’s assessment of internal and/or external influences on credit quality that are not fully reflected in the historical losses.

Finance receivables are considered small balance homogeneous receivables and are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual small balance homogeneous receivables for impairment disclosures, unless such receivables are the subject of a restructuring agreement.

Effective January 1, 2021, the Company adopted ASU 2016-13. The amendments in ASU 2016-13 replaced the Company’s incurred loss impairment methodology with the current expected credit losses (“CECL”) methodology. Under the CECL methodology, the Company determines the allowance for credit losses considering all anticipated credit losses over the remaining expected life of its SalaryTap and OppFi Card finance receivables. The Company obtained and will continue to leverage competitive data for determining the anticipated credit losses of its SalaryTap and OppFi Card finance receivables until sufficient Company performance data exists.

Delinquency: The Company determines the past due status on a recency basis, which is defined as the last time a qualifying payment is made on an account. Finance receivables are considered delinquent at 30 days or more past due. Prior to May 2020, a qualifying payment was considered to be 50% of the scheduled payment. In May 2020, the policy was changed to consider 90% of the scheduled payment as a qualifying payment.

Troubled debt restructurings: As the terms of the receivables are typically not renegotiated and settlement offers are not typically made until after a receivable stops accruing interest income (up to 60 days delinquent), the only receivables considered to be impaired, or troubled debt restructurings, are: 1) those receivables where a settlement offer is made after receivables cease accruing interest, which may result in a modification of contractual terms, 2) the Company has received notification that a borrower is working with a third party to settle debt on his/her behalf and 3) customers who have entered into the Company’s short-term or long-term hardship programs. As of September 30, 2021 and December 31, 2020, management determined the balance of troubled debt restructuring receivables to be immaterial to the consolidated financial statements as a whole. As such, substantially all disclosures relating to impaired finance receivables, and troubled debt restructuring, have been omitted from these consolidated financial statements.

Property and equipment: Furniture, equipment, and leasehold improvements are stated at cost. Depreciation and amortization of furniture, equipment, and leasehold improvements are computed under both straight-line and accelerated methods for financial reporting and income tax purposes, based on the estimated useful lives of the assets which range from three to five years. Leasehold improvements are amortized over the shorter of the useful life of the assets or the term of the lease.

Capitalized technology: Software development costs related to internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage that meet the criteria for capitalization are capitalized and amortized, when the software is ready for its intended use, using the straight-line basis, over the estimated useful life of the software. The Company capitalized software costs associated with application development totaling $3,823 thousand and $2,346 for the three months ended September 30, 2021 and 2020, respectively, and $9,896 thousand and $6,470 thousand for the nine months ended September 30, 2021 and September 30, 2020, respectively. Amortization expense, which is included in depreciation and amortization on the consolidated statements of operations, totaled $2,468 thousand and $1,579 thousand for the three months ended September 30, 2021 and 2020, respectively, and $6,588 thousand and $4,229 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Debt issuance costs: Debt issuance costs are capitalized and amortized based on the contractual terms of the related debt agreements using the interest method for fixed-term debt and the straight-line method for all other debt.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Transfer and servicing of financial assets: After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The transfers of assets for debt purposes have been accounted for as secured and senior borrowings and the related assets and borrowings are retained on the consolidated balance sheets and no gain or loss has been recognized in the consolidated statements of operations.

Stock-based compensation: The Company measures stock-based compensation expense based on the fair value of awards as determined on the date of the grant. The Company recognizes stock-based compensation expense over the requisite service period. The Company accounts for forfeitures when they occur. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the estimated fair value of stock option and other stock-based awards. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of stock options and other stock awards.

Earnings per share: The Company calculates basic and diluted earnings per share attributable to common stockholders required for companies with participating securities. Basic net income per share available to stockholders was calculated by dividing the net income available to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share available to stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss available to stockholders, diluted net loss per share available to stockholders would be the same as basic net loss per share available to stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Warrants: Public Warrants, $11.50 Exercise Price Warrants, $15 Exercise Price Warrants, Private Placement Warrants and Underwriter Warrants do not meet the criteria for equity treatment, due to a provision in the warrant agreement governing such warrants (the “Warrant Agreement”) related to certain tender or exchange offer provisions, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Public Warrants are valued at market price based on a quoted price in an active market. The Company utilizes a Monte Carlo simulation model to value the outstanding private placement warrants (“Private Placement Warrants”) issued in connection with FGNA’s initial public offering (the “IPO”) at each reporting period.

Tax receivable agreement liability: In connection with the Business Combination, OppFi entered into the Tax Receivable Agreement ("TRA") with the Members and the Members’ Representative. The TRA provides for payment to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash. OppFi-LLC will have in effect an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of Retained OppFi Units occurs. The remaining 10% cash tax savings resulting from the basis adjustments will be retained by the Company.

In general, cash tax savings result in a year when the tax liability of the Company for the year, computed without regard to the deductions attributable to the amortization or depreciation of the basis increase and other deductions that arise in connection with the payment of the cash consideration under the TRA or the exchange of Retained OppFi Units for Class A Common Stock, would be more than the tax liability for the year taking into account such deductions. Payments under the TRA will not be due until the Company is able to reduce an actual cash tax liability by the amortization of the basis increase on a filed tax return. The payments under the TRA are expected to be substantial.

The Company accounts for the effects of the basis increases as follows:

•records an increase in deferred tax assets for the income tax effects of the increases in tax basis based on enacted federal and state income tax rates at the date of the exchange;

•the Company evaluates the ability to realize the full benefit represented by the deferred tax asset based on an analysis that will consider expectations of future earnings among other things. If the Company determines that the full benefit is not likely to be realized, a valuation allowance is established to reduce the amount of the deferred tax assets to an amount that is likely to be realized.

The Company records obligations under the TRA at the gross undiscounted amount of the expected future payments as an increase to liabilities, and the realizable deferred tax asset with an offset to additional paid-in capital.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2021, the Company had a liability of $22,866 thousand related to its expected obligations under the TRA, which was recorded with the associated deferred tax asset and an offsetting entry to additional paid-in capital.

Income taxes: OppFi-LLC is organized as a partnership for U.S. income tax purposes, and therefore is not subject to tax on its earnings, as the taxable income and deductions are passed to the Members who are responsible for income tax based upon their allocable share of OppFi-LLC's income. Following the Closing, the Company’s consolidated financial statements include the accounts of OppFi and OppFi-LLC. OppFi is subject to corporate income taxes in the United States based upon its activities and its allocable share of taxable income from OppFi-LLC at the federal and state level, therefore the amount of income taxes recorded prior to the Closing are not representative of the expenses expected in the future.

The computation of the effective tax rate and provision at each period requires the use of certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income that is subject to tax, and permanent differences between the Company’s GAAP earnings and taxable income. The estimates used to compute the provision for income taxes may change throughout the year as new events occur, additional information is obtained or as tax laws and regulations change. Accordingly, the effective tax rate for future periods may vary.

The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of current tax liabilities or receivables for the amount of taxes it estimates are payable or refundable for the current year, deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.

The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents a potential future obligation to the taxing authority for a tax position that was not recognized. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable and are recognized as general and administrative expenses.

Government regulation: The Company is subject to complex regulation, supervision and licensing under various federal, state, local statutes, ordinances, regulations, rules and guidance. The Company must comply with federal laws as well as regulations adopted to implement those laws. In July 2010, the U.S. Congress passed the Dodd-Frank Act, and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB), which regulates U.S. consumer financial products and services, including consumer loans offered by the Company. The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of such providers.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 87.8% of the economic ownership percentage of OppFi-LLC as of September 30, 2021. In accordance with the provisions of ASC 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the consolidated statements of operations.

Fair value disclosure: ASC 820, Fair Value Measurement, established a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.

ASC 820 provides a framework for measuring fair value under generally accepted accounting principles. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the nature of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the NYSE. Valuations are obtained     from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less-active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Emerging growth company: The Company is an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (“Jobs Act”). The Company is permitted to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements apply to private companies. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Accounting pronouncements issued and adopted: In September 2016, the FASB issued ASU 2016-13. The amendments in ASU 2016‑13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In April 2019 and November 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, respectively, which provide subsequent amendments to the initial guidance in ASU 2016‑13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which provides entities that have certain instruments within the scope of ASC 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in ASC 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13.

The Company adopted ASU 2016-13 under the modified-retrospective method effective January 1, 2021 and elected the fair value option to account for installment finance receivables. The Company believes that the fair value option better reflects the value of its portfolio and its future economic performance as well as more closely aligns with the Company’s marginal decision-making processes that rely on risk based pricing and discounted cash flow methodologies. In accordance with the transition guidance, the Company (i) released the allowance for estimated losses on finance receivables at that date; (ii) released the unamortized net deferred origination costs at that date; (iii) released the reserve for repurchase liability on third-party lender losses; and (iv) measured the finance receivables at fair value. As a result of the adoption of this ASU, the Company’s finance receivables are carried at fair value with changes in fair value recognized directly in earnings and origination fees and costs are no longer eligible for deferral.

The following table summarizes the impact of adoption on the consolidated balance sheet as of January 1, 2021, as adjusted (in thousands):

Fair value adjustment to finance receivables	$23,584
Allowance for credit losses	55,031
Unamortized loan origination costs	(13,421)
Reserve for repurchase liability	4,241
Increase in retained earnings	$69,435

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which broadens the scope of existing guidance applicable to internal-use software development costs. The update requires costs to be capitalized or expensed based on the nature of the costs and the project stage in which they are incurred subject to amortization and impairment guidance consistent with existing internal-use software development cost guidance. The guidance is effective for annual reporting periods beginning after December 31, 2020, with early adoption permitted. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

Accounting pronouncements issued and not yet adopted: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In November 2019, the FASB issued ASU 2019-10, which defers the effective date of ASU 2016-02 one year, making it effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted. In September 2020, the FASB issued ASU 2020-05, which defers the effective date of ASU 2019-10 one year, making it effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. The amendments and expedients in this update are effective as of March 12, 2020 through December 31, 2022 and may be elected by topic. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

Note 3. Business Combination
On the Closing Date, OppFi completed the Business Combination with OppFi-LLC pursuant to the Business Combination Agreement. Pursuant to ASC 805, the Business Combination was accounted for as a reverse recapitalization, where FGNA was treated as the “acquired” company and OppFi-LLC, as the accounting acquirer. OppFi-LLC was assumed to have issued equity for the net assets of FGNA, accompanied by a recapitalization. Under this method of accounting, the pre-Business Combination consolidated financial statements of the Company are the historical financial statements of OppFi-LLC. The net assets, consisting of cash, prepaid expenses, accounts payable, and warrant liability, of FGNA were stated at fair value, with no goodwill or other intangible assets recorded in accordance with GAAP and are consolidated with OppFi-LLC’s financial statements on the Closing Date.

At the Closing, (i) OppFi-LLC transferred to the Company 12,977,690 OppFi Units, which was equal to the number of shares of Class A Common Stock issued and outstanding as of immediately prior to the Closing (after giving effect to redemptions by FGNA’s public stockholders prior to the Closing and the conversion of FGNA’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”)), (ii) FGNA contributed the Cash Consideration (as defined below) to OppFi-LLC in accordance with the Business Combination Agreement, which was distributed to the Members, and (iii) FGNA issued 96,987,093 shares of newly authorized Class V Voting Stock, which number of shares of Class V Voting Stock was equal to the number of Retained OppFi Units.

The aggregate value of the consideration paid to the Members in the Business Combination was approximately $806,517 thousand, after giving effect to the estimated purchase price adjustments as set forth in the Business Combination Agreement, consisting of: (i) cash consideration in the amount of $91,646 thousand (the “Cash Consideration”), equal to the cash remaining in FGNA’s trust account as of immediately prior to the Closing and (ii) 96,987,093 shares of Class V Voting Stock.

Immediately after giving effect to the Business Combination, there were 12,977,690 issued and outstanding shares of Class A Common Stock (giving effect to shares redeemed in connection with the Business Combination and 3,443,750 shares of Class A Common Stock issued upon the conversion of the Class B Common Stock). Shortly after, and as a result of the Business Combination, a lender converted its OppFi Units, resulting in an additional 486,852 shares of Class A Common Stock issued

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

and outstanding for a total of 13,464,542 shares of Class A Common Stock issued and outstanding at September 30, 2021. On the business day following the Closing, FGNA’s public units automatically separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security and were delisted from the NYSE.

In connection with the Closing, on the Closing Date, 25,500,000 Retained OppFi Units (“Earnout Units”) held by the Members, and an equal number of shares of Class V Voting Stock distributed to OFS in connection with the Business Combination, are subject to certain restrictions and potential forfeiture pending the achievement (if any) of certain earnout targets pursuant to the terms of the Business Combination Agreement. But for restrictions related to a lock-up (transfer restrictions) and forfeiture (earnout criteria), as such restrictions are more specifically set forth in the Investor Rights Agreement entered into at the Closing, by and among the Company, certain founder holders of FGNA, the Members, the Members’ Representative and/or the OppFi A&R LLCA, as applicable, the Earnout Units have all other economic and voting rights of the other units of OppFi-LLC. With respect to transfers, the Earnout Units are subject to a lock-up until the later of the end of the lock-up period applicable to other OppFi Units or until such Earnout Units are earned in accordance with the Business Combination Agreement. With respect to distributions (other than tax distributions, which in respect of such Earnout Units are treated the same as any other OppFi Unit in accordance with the OppFi A&R LLCA) in relation to the Earnout Units, such distributions (other than tax distributions) are held back until the Earnout Units are earned. If an Earnout Unit is not earned, and therefore forfeited, related distributions are distributed to the other holders of units at such time.

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $30,551 thousand, consisting primarily of investment banking, legal, accounting and other professional fees, of which $21,591 thousand were recorded as a reduction of additional paid-in capital in the accompanying consolidated balance sheets.

As a result of the Business Combination, OppFi organized as a C corporation, owns an equity interest in OppFi-LLC in what is commonly referred to as an “Up-C” structure. OppFi-LLC is treated as a partnership for U.S. federal and state income tax purposes. Accordingly, for U.S. federal and state income tax purposes, all income, losses, and other tax attributes pass through to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for these entities in the consolidated financial statements.

As a result of the Up-C structure, noncontrolling interests are held by the Members who retained 87.8% of the economic ownership percentage of OppFi-LLC as of September 30, 2021. The Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets.

In connection with the Business Combination, OppFi entered into the TRA with the Members and the Members’ Representative. The TRA provides for payment to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash.

The Company recorded a net deferred tax asset of $24,303 thousand for the difference between the book value and tax basis of the Company’s investment in OppFi-LLC at the time of the Business Combination. The Company has assessed the realizability of their deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all the deferred tax assets will be realized.

Note 4. Finance Receivables

Finance receivables at fair value: The components of installment finance receivables at fair value as of September 30, 2021 were as follows (in thousands):

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Unpaid principal balance of finance receivables - accrual	$272,678
Unpaid principal balance of finance receivables - non-accrual	19,198
Unpaid principal balance of finance receivables	$291,876

Finance receivables at fair value - accrual	$323,931
Finance receivables at fair value - non-accrual	941
Finance receivables at fair value, excluding accrued interest and fees receivable	324,872
Accrued interest and fees receivable	9,242
Finance receivables at fair value	$334,114

Difference between unpaid principal balance and fair value	$32,996

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finances receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of September 30, 2021 and December 31, 2020 the aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due was $9,979 thousand and $489 thousand, respectively.

Changes in the fair value of installment finance receivables at fair value during the three months ended September 30, 2021 were as follows (in thousands):

Balance at the beginning of the period	$296,381
Originations of principal	155,055
Repayments of principal	(98,202)
Accrued interest and fees receivable	(180)
Charge-offs, net (1)	(24,891)
Net change in fair value (1)	5,951
Balance at the end of the period	$334,114

(1) Included in "Change in fair value of finance receivables" in the Consolidated Statements of Operations.

Changes in the fair value of installment finance receivables at fair value during the nine months ended September 30, 2021 were as follows (in thousands):

Balance at the beginning of the period	$289,166
Originations of principal	401,373
Repayments of principal	(303,305)
Accrued interest and fees receivable	1,332
Charge-offs, net (1)	(62,046)
Adjustment to fair value	(1,817)
Net change in fair value (1)	9,411
Balance at the end of the period	$334,114

(1) Included in "Change in fair value of finance receivables" in the Consolidated Statements of Operations.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Finance receivables at amortized cost, net: Prior to January 1, 2021, the Company carried all finance receivables at amortized cost, including accrued interest and fees, unamortized loan origination costs, and allowance for credit losses. On January 1, 2021, the Company elected the fair value option for its installment finance receivables. The Company did not elect the fair value option for its SalaryTap and OppFi Card finance receivables, which are carried at amortized cost.

The components of finance receivables carried at amortized cost as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Finance receivables	$1,402	$255,943
Accrued interest and fees	13	7,910
Unamortized loan origination costs	—	13,421
Allowance for credit losses	(146)	(55,031)
Finance receivables at amortized cost, net	$1,269	$222,243

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for credit losses on finance receivables during the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	For The Three Months Ended
	September 30, 2021	September 30, 2020
Beginning balance	$11	$43,858
Provisions for credit losses on finance receivables	143	16,303
Finance receivables charged off	(8)	(15,277)
Recoveries of charge offs	—	2,650
Ending balance	$146	$47,534

	For The Nine Months Ended
	September 30, 2021	September 30, 2020
Beginning balance	$55,031	$53,146
Effects of adopting fair value option	(55,031)	—
Provisions for credit losses on finance receivables	181	56,136
Finance receivables charged off	(35)	(70,073)
Recoveries of charge offs	—	8,325
Ending balance	$146	$47,534

Changes in the reserve for repurchase liability for third-party lender losses were as follows for the three months ended September 30, 2020 (in thousands):

Beginning balance, June 30, 2020	$3,180
Provision for repurchase liabilities	1,577
Finance receivables charged off	(1,427)
Recoveries of charge offs	194
Ending balance, September 30, 2020	$3,524

Changes in the reserve for repurchase liability for third-party lender losses were as follows for the nine months ended September 30, 2020 (in thousands):

Beginning balance, December 31, 2019	$4,978
Provision for repurchase liabilities	6,619
Finance receivables charged off	(8,772)
Recoveries of charge offs	699
Ending balance, September 30, 2020	$3,524

The Company released the reserve for repurchase liability for third-party lender losses on January 1, 2021 upon election of the fair value option for its installment finance receivables. As such, there was no reserve for repurchase liability for third-party losses as of January 1, 2021 and thereafter.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following is an assessment of the credit quality of finance receivables at amortized cost and presents the recency delinquency and contractual delinquency of the finance receivable portfolio as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Recency delinquency	Contractual delinquency	Recency delinquency	Contractual delinquency
Current	$1,368	$1,378	$240,623	$220,438
Delinquency
30-59 days	44	34	7,760	12,574
60-89 days	3	3	7,560	9,852
90+ days	—	—	—	13,079
Total delinquency	47	37	15,320	35,505
Finance receivables	$1,415	$1,415	$255,943	$255,943

In accordance with the Company’s income recognition policy, finance receivables in non-accrual status as of September 30, 2021 and December 31, 2020 was $3 thousand and $19,277 thousand, respectively. There were no finance receivables guaranteed by the Company under the CSO Program which were greater than 90 days past due as of September 30, 2021 and December 31, 2020, which had not already been repurchased by the Company and included in the totals above.

Note 5. Property, Equipment and Software, Net

Property, equipment and software consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Capitalized technology	$30,804	$20,908
Furniture, fixtures and equipment	3,769	3,228
Leasehold improvements	979	862
Total property, equipment and software	35,552	24,998
Less accumulated depreciation and amortization	(21,725)	(14,440)
Property, equipment and software, net	$13,827	$10,558

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $2,712 thousand and $1,799 thousand, respectively, and for the nine months ended September 30, 2021 and 2020 was $7,289 thousand and $4,775 thousand, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6.    Borrowings

The following is a summary of the Company’s borrowings (in thousands):

Purpose	Borrower	Borrowing Capacity	September 30, 2021	December 31, 2020	Interest Rate as of September 30, 2021, Except as Noted		Maturity Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$38,036	$19,791	$16,025	15.00%		December 2021

Senior debt
Revolving line of credit	OppFi-LLC	$—	$—	$5,000	LIBOR plus 2.50%		February 2022
Revolving line of credit	Opportunity Funding SPE III, LLC	175,000	87,500	59,200	LIBOR plus 6.00%		January 2024
Revolving line of credit	Opportunity Funding SPE V, LLC	75,000	37,500	24,222	LIBOR plus 7.25%		April 2023
Revolving line of credit	Opportunity Funding SPE VI, LLC	50,000	25,000	16,148	LIBOR plus 7.25%		April 2023
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	45,000	7,500	12,506	LIBOR plus 3.85%		February 2024
Total revolving lines of credit		345,000	157,500	117,076

Term loan, net	OppFi-LLC	50,000	48,468	14,650	LIBOR plus 10.00%		March 2025
Total senior debt		$395,000	$205,968	$131,726

Subordinated debt - related party	OppFi-LLC	$—	$—	$4,000	14.00%	(1)	December 2023

Other debt	OppFi-LLC	$—	$—	$6,354	1.00%	(2)	April 2022

(1)	Interest rate as of 12/31/2020 and for the subsequent period thru and until loan was repaid
(2)	Interest rate as of 12/31/2020 and for the subsequent period thru and until loan was forgiven

Secured borrowing payable: During 2017, Opportunity Funding SPE II, LLC entered into a preferred return agreement with Midtown Madison Management LLC. Per the terms of the agreement, the finance receivables are grouped into quarterly pools. Collections are distributed on a pro rata basis after the payout of expenses to back-up servicer, servicer and other relevant parties. This agreement is secured by the assets of Opportunity Funding SPE II, LLC. The receivables are transferred to Opportunity Funding SPE II, LLC and OppWin LLC by OppFi-LLC, which has provided representations and warranties in connection with such sale. The agreement is subject to various financial covenants.

During 2018, the SPE II, LLC preferred return agreement was amended. Opportunity Funding SPE II, LLC sells a 97.5 percent interest of certain unsecured finance receivables to the unrelated third party. Per the revised agreement, the unrelated third party earns a preferred return of 15.0 percent and a performance fee after the preferred return has been satisfied. The initial agreement expired August 1, 2018 and was then extended for one year. The agreement provides for two consecutive options to renew the purchase period for eighteen months. The unrelated third party exercised the first option, which provides a $65,000 thousand purchase commitment by the unrelated third party. After satisfaction of the purchase commitment, the agreement provides for a third option for an additional $100,000 thousand purchase commitment.

In May 2020, the SPE II, LLC preferred return agreement was amended. Midtown Madison Management LLC exercised the option, which provides an additional $100,000 thousand purchase commitment, resulting in a total $165,000 thousand purchase commitment by the unrelated third party, of which $126,964 thousand and $79,816 thousand of finance receivables have been purchased with an active secured borrowing balance of $19,791 thousand and $16,025 thousand as of September 30, 2021 and December 31, 2020, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Interest expense related to secured borrowings was $655 thousand and $475 thousand for the three months ended September 30, 2021 and 2020, respectively, and $2,027 thousand and $1,585 thousand for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company has capitalized $168 thousand in debt issuance costs related to secured borrowings. Amortized debt issuance costs related to secured borrowings were $4 thousand and $13 thousand for the three months ended September 30, 2021 and 2020, respectively, and $29 thousand and $38 thousand for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there were no unamortized debt issuance costs related to secured borrowings. As of December 31, 2020, the remaining balance of unamortized debt issuance costs related to secured borrowings was $30 thousand..

Senior debt: On August 13, 2018, OppFi-LLC entered into a corporate credit agreement with TCS Global Holdings, L.P., which provided a maximum available amount of $10,000 thousand. Interest was payable monthly. The facility was secured by OppFi-LLC’s assets and certain brokerage assets made available by the Schwartz Capital Group (SCG), a related party. The agreement was subject to various financial covenants. On August 6, 2020, the corporate credit agreement was amended, and the maturity date was extended to February 2022.

On March 23, 2021, the borrowings under this revolving credit agreement were paid in full. Subsequent to repayment, OppFi-LLC terminated the revolving credit agreement. Interest expense paid related to the revolving credit agreement totaled $39 thousand for the three months ended September 30, 2020. Interest expense paid related to the revolving credit agreement totaled $35 thousand and $123 thousand for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company has capitalized $294 thousand in debt issuance costs in connection with this transaction. For the three months ended September 30, 2021, there were no amortized debt issuance costs. Amortized debt issuance costs were $3 thousand for the three months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, amortized debt issuance costs were $21 thousand and $19 thousand, respectively. As of December 31, 2020, the remaining balance of unamortized debt issuance costs associated with the facility was $21 thousand.

On January 23, 2018, Opportunity Funding SPE III, LLC entered into a revolving line of credit agreement with Ares Agent Services, L.P. that provides maximum borrowings of $75,000 thousand. Interest is payable monthly. Borrowings are secured by the assets of Opportunity Funding SPE III, LLC. OppFi-LLC provides certain representations and warranties. The line of credit agreement is subject to a borrowing base threshold and various financial covenants, including maintaining a minimum tangible net worth and maximum senior debt to equity.

On January 31, 2020, the revolving line of credit agreement was amended to increase the aggregate commitment to $175,000 thousand. The amendment also changed the interest rate to one-month LIBOR plus 6 percent with a 2 percent LIBOR floor. The agreement matures in January 2024.

Interest expense related to this facility was $1,908 thousand and $1,514 thousand for the three months ended September 30, 2021 and 2020, respectively, and $5,094 thousand and $6,051 thousand for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company has capitalized $2,100 thousand in debt issuance costs in connection with this transaction. Amortized debt issuance costs were $177 thousand and $171 thousand for the three months ended September 30, 2021 and 2020, respectively, and $530 thousand and $565 thousand for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the remaining balance of unamortized debt issuance costs associated with the facility was $942 thousand and $1,453 thousand, respectively.

In April 2019, Opportunity Funding SPE V, LLC entered into a revolving line of credit agreement with Midtown Madison Management LLC (the “OppFi-LLC Midtown Credit Agreement”) that provides maximum borrowings of $75,000 thousand. Interest is payable monthly. Borrowings are secured by the assets of Opportunity Funding SPE V, LLC. OppFi-LLC provides certain representations and warranties related to the debt. The line of credit agreement is subject to a borrowing base and various financial covenants, including maintaining a minimum tangible net worth and restrictions related to dividend payments.

Interest expense related to this facility was $966 thousand and $742 thousand for the three months ended September 30, 2021 and 2020, respectively, and $2,531 thousand and $2,742 thousand for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company has capitalized $1,158 thousand in debt issuance costs in connection with this transaction. Amortized debt issuance costs were $106 thousand and $100 thousand for the three months ended September 30, 2021 and 2020, respectively, and $318 thousand and $283 thousand for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the remaining balance of unamortized debt issuance costs associated with this facility was $230 thousand and $538 thousand, respectively.

In April 2019, Opportunity Funding SPE VI, LLC entered into a revolving line of credit agreement with Ares Agent Services, L.P. that provides maximum borrowings of $50,000 thousand. Interest is payable monthly. Borrowings are secured by the assets of Opportunity Funding SPE VI, LLC. OppFi-LLC provides certain representations and warranties related to the debt.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The line of credit agreement is subject to a borrowing base and various financial covenants, including maintaining a minimum tangible net worth and restrictions related to dividend payments.

Interest expense related to this facility was $644 thousand and $494 thousand for the three months ended September 30, 2021 and 2020, respectively, and $1,688 thousand and $1,843 thousand for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company has capitalized $918 thousand in debt issuance costs in connection with this transaction. Amortized debt issuance costs were $83 thousand and $76 thousand for the three months ended September 30, 2021 and 2020, respectively, and $247 thousand and $227 thousand for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the remaining balance of unamortized debt issuance costs associated with this facility were $178 thousand and $425 thousand, respectively.

In August 2019, Opportunity Funding SPE IV, LLC entered into a revolving line of credit agreement with BMO Harris Bank N.A. that provides maximum borrowings of $25,000 thousand. Interest is payable monthly. Borrowings are secured by the assets of Opportunity Funding SPE IV, LLC. OppFi-LLC provides certain representations and warranties related to the debt, as well as an unsecured guaranty. The line of credit agreement is subject to a borrowing base and various financial covenants, including maintaining a minimum tangible net worth and restrictions related to dividend payments.

On September 30, 2021, the revolving line of credit agreement was amended to increase the aggregate commitment to $45,000 thousand. The amended agreement added SalaryTap Funding SPE, LLC as an additional borrower to the facility. SalaryTap Funding SPE, LLC will pledge SalaryTap receivables as eligible collateral. The amendment also changed the interest rate from LIBOR plus 4.25% to LIBOR plus 3.85% with a 0.4% LIBOR floor, and the amended agreement matures in February 2024.

For SalaryTap Funding SPE, LLC, the Company capitalized $250 thousand in debt issuance costs in connection with the September 30, 2021 amendment. As of September 30, 2021, the remaining balance of unamortized debt issuance costs associated with this facility was $250 thousand

Interest expense related to this facility was $110 thousand and $104 thousand for the three months ended September 30, 2021 and 2020, respectively, and $332 thousand and $401 thousand for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company has capitalized $626 thousand in debt issuance costs in connection with this transaction. Amortized debt issuance costs were $93 thousand and $52 thousand for the three months ended September 30, 2021 and 2020, respectively, and $308 thousand and $148 thousand for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the remaining balance of unamortized debt issuance costs associated with this facility was $50 thousand and $131 thousand, respectively.

In November 2018, OppFi-LLC entered into a $25,000 thousand senior secured multi-draw term loan agreement with Midtown Madison Management LLC (the “OppFi-LLC Midtown Term Loan Agreement”), which is secured by a senior secured claim on OppFi-LLC’s assets and a second lien interest in the receivables owned by Opportunity Funding SPE III, LLC, Opportunity Funding SPE V, LLC, and Opportunity Funding SPE VI, LLC. Interest is payable monthly. The loan agreement is subject to various financial covenants. Per the terms of the loan agreement, OppFi-LLC had issued warrants to the lender. In April 2020, OppFi-LLC exercised an option to increase the facility commitment amount to $50,000 thousand.

On March 23, 2021, the senior secured multi-draw term loan agreement was amended to decrease the interest rate from LIBOR plus 14% to LIBOR plus 10% and extend the maturity date to March 23, 2025. On March 30, 2021, OppFi-LLC drew the remaining $35,000 thousand available commitment. As of September 30, 2021, the outstanding balance of $50,000 thousand was net of unamortized debt issuance costs of $1,532 thousand. There was no unamortized discount as of September 30, 2021. As of December 31, 2020, the outstanding balance of $15,000 thousand was net of unamortized discount of $19 thousand and unamortized debt issuance costs of $331 thousand.

Interest expense related to this facility was $1,546 thousand and $670 thousand for the three months ended September 30, 2021 and 2020, respectively, and $3,738 thousand and $1,965 thousand for the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company has capitalized $2,295 thousand in debt issuance costs in connection with this transaction. Amortized debt issuance costs were $109 thousand and $59 thousand for the three months ended September 30, 2021 and 2020, respectively, and $282 thousand and $171 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Subordinated debt - related party: OppFi-LLC previously had an unsecured line of credit agreement with SCG, a related party, with a maximum available amount of $4,000 thousand. Interest due on this facility is paid quarterly, and the outstanding balance is due at maturity. Subordinated debt is subject to the same debt covenants as senior debt facilities. On March 30, 2021, the borrowings under this unsecured line of credit agreement were paid in full.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Interest expense related to this related party transaction was $141 thousand for the three months ended September 30, 2020. Interest expense was $137 thousand and $420 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Other debt: On April 13, 2020, OppFi-LLC obtained an unsecured loan in the amount of $6,354 thousand from BMO Harris Bank N.A. in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan was forgivable if OppFi used the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. OppFi-LLC used the proceeds of the PPP Loan for payroll costs and other covered expenses. On November 14, 2020, OppFi-LLC submitted the forgiveness application to the SBA.

On September 13, 2021, the Company was notified that the SBA had forgiven repayment of the entire PPP Loan, which consisted of $6,354 thousand in principal and $90 thousand of accrued interest. The Company recorded the entire amount of the forgiven principal and accrued interest as other income in its statement of operations during the quarter ended September 30, 2021. As of September 30, 2021, there was no outstanding balance for the PPP Loan. Interest accrued and expensed related to this unsecured loan through the date of forgiveness was $13 thousand for the three months ended September 30, 2021 and $90 thousand for the nine months ended September 30, 2021. The SBA reserves the right to audit any PPP Loan, for eligibility and other criteria, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), all borrowers are required to maintain their PPP loan documentation for six years after the PPP Loan was forgiven and to provide that documentation to the SBA upon request.

As of September 30, 2021, required payments for all borrowings, excluding secured borrowing and revolving lines of credit, for each of the next five years are as follows (in thousands):

Year	Amount
Remainder of 2021	$—
2022	—
2023	—
2024	—
2025	50,000
Total	$50,000

Note 7.    Warrants

Warrant units: In November 2018, in conjunction with OppFi-LLC entering into a senior secured multi-draw term loan, OppFi-LLC issued warrant units to the lender. The fair value of the warrant units was estimated using an option pricing model that used the following assumptions:

December 31, 2020
Expected term	3 years
Volatility	52.0%
Discount for lack of marketability	45.0%
Risk free rate	0.2%

The total proceeds were allocated on a relative fair value basis to the two instruments issued in conjunction and the amount allocated to the warrant units also represented a discount to the debt which is being amortized into interest expense over the term of the agreement.

As of December 31, 2020, the fair value of the warrant unit liability was $1,309 thousand and is included in accrued expenses in the consolidated balance sheets.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Prior to the Closing, the lender exercised the warrant units; accordingly, the warrant unit liability was remeasured to fair value. The fair value of the warrant unit liability was $5,517 thousand and was reclassified to additional paid-in capital. After the lender exercised the warrant units, there were no warrant units outstanding thereafter.

Public Warrants: As of September 30, 2021, there were 11,887,500 Public Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Public Warrants will expire on July 20, 2026, five years after the Closing Date, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants under the following conditions:

•In whole and not in part;
•At a price of $0.01 per warrant;
•Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
•If, and only if, the reported last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The last of the redemption criterion discussed above prevent a redemption call unless there is at the time of the call a significant premium to the exercise price of the Public Warrants. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Class A Common Stock may fall below the $18.00 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.

Private Placement Warrants: As of September 30, 2021, there were 3,451,964 Private Placement Warrants outstanding, all of which are non-redeemable and may be exercised on a cashless basis so long as they continue to be held by their initial holders or their permitted transferees. The Private Placement Warrants are comprised of 2,539,464 warrants to purchase Class A Common Stock at $11.50 per share (the “$11.50 Exercise Price Warrants”) and 912,500 warrants to purchase Class A Common Stock at $15.00 per share (the “$15 Exercise Price Warrants”). The $11.50 Exercise Price Warrants expire simultaneously with the Public Warrants, except for certain of the $11.50 Exercise Price Warrants held by underwriters in the IPO (the “Underwriter Warrants”) that expire on September 29, 2025 so long as they continue to be held by their initial holders or their permitted transferees. The $15 Exercise Price Warrants expire on July 20, 2031, ten years after the Closing Date, at 5:00 p.m., New York City time, so long as they continue to be held by their initial holders or their permitted transferees, and otherwise expire simultaneously with the Public Warrants.

Warrant liabilities: As of September 30, 2021, the Company recorded warrant liabilities of $24,506 thousand in the consolidated balance sheets. For the three and nine months ended September 30, 2021, the fair value of the Public Warrants decreased by $9,034 thousand. For the three and nine months ended September 30, 2021, the fair value of the Private Placement Warrants decreased by $4,105 thousand. The change in fair value of the warrant liabilities is included under other income in the consolidated statements of operations.

Note 8. Stockholders’ Equity/Members’ Equity

Prior to the Business Combination, FGNA was a Special Purpose Acquisition Company or a “blank check company” defined as a development stage company formed for the sole purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As of the Closing, OppFi held a 11.8% ownership interest in OppFi-LLC. As of September 30, 2021, OppFi held a 12.2% ownership interest in OppFi-LLC.

Prior to the Business Combination, OppFi-LLC had two classes of partnership interests, preferred units and profit unit interests, which were recapitalized as OppFi Units in connection with the adoption by the Members of the OppFi A&R LLCA immediately prior to the Closing. The preferred units are reflected as OppFi-LLC’s historical members’ equity in the consolidated balance sheets.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Preferred stock: OppFi is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. OppFi’s Board of Directors has the authority to issue shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time. As of September 30, 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock: OppFi is authorized to issue 379,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. Additionally, Class A Common Stock is defined as “Economic Common Stock,” and holders are entitled to receive dividends and other distributions (payable in cash, property, or capital stock of the Company) when, as and if declared thereon by OppFi’s Board of Directors from time to time out of any assets or funds of the Company legally available therefor and share equally on a per share basis in such dividends and distributions. As of September 30, 2021, there were 13,464,542 shares of Class A Common Stock issued and outstanding.

Class B Common Stock: OppFi is authorized to issue 6,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. Class B Common Stock is defined as Economic Common Stock and holders are entitled to receive the same dividends and other distributions as Class A Common Stock. As of September 30, 2021, there were no shares of Class B Common Stock issued and outstanding. All shares of Class B Common Stock were converted into Class A Common Stock at the Closing.

Class V Voting Stock: OppFi is authorized to issue 115,000,000 shares of Class V Voting Stock with a par value of $0.0001 per share. Class V Voting Stock represents voting, non-economic interests in OppFi. Holders of Class V Voting Stock are entitled to one vote for each share. As of September 30, 2021, there were 96,500,241 shares of Class V Voting Stock issued and outstanding.

Note 9.    Stock-Based Compensation

On July 20, 2021, the Company established the OppFi Inc. 2021 Equity Incentive Plan (the“Plan”), which provides for the grant of restricted stock unit awards, incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards, performance units, performance shares, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of September 30, 2021, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan shall be equal to 11,500,000 shares. As of September 30, 2021, the Company had only granted awards in the form of options.

Stock options: Under the terms of the Plan, incentive stock options must have an exercise price at or above the fair market value of the stock on the date of the grant. Stock options granted have service-based vesting conditions only. Stock options generally vest over four years with 25% of stock options vesting on the first anniversary of the grant and the remaining
75% vesting quarterly over the remaining 36 months. Option holders have a 10-year period to exercise the options before they expire. Forfeitures are recognized in the period they occur.

A summary of the Company’s stock option activity for the three and nine months ended September 30, 2021 is as follows:

	Number of Common Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	—	$—	—	$—
Granted	5,600,000	15.23	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of September 30, 2021	5,600,000	$15.23	6.10	$—

Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model and is recognized as salaries and employee benefits expense in the consolidated statements of operations

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

and increase additional paid-in capital. For the three and nine months ended September 30, 2021, the Company recognized stock-based compensation of $673 thousand. As of September 30, 2021, the Company had stock-based compensation of $13,046 thousand related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of approximately four years.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model based on the following assumptions:

Volatility	32.50%
Risk-free rate	0.91%
Years to expiration	6.10
Dividend yield	0.00%

Volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected life of the stock options. Due to the lack of company-specific market data, volatility is based on an estimate of expected volatilities of a representative group of publicly traded companies.

Risk-free rate is based on U.S. Treasury Note yields.

Years to expiration represents the weighted-average period over which the granted stock options are expected to remain outstanding.

Dividend yield is based on the Company’s history and expectation of dividend payments.

Profit unit interests: Prior to the Business Combination, OppFi-LLC issued profit unit interests, which were recapitalized as OppFi Units in connection with the adoption by the Members of the OppFi A&R LLCA immediately prior to the Closing.

Total profit interest compensation expense for the three and nine months ended September 30, 2021 was $270 thousand and $499 thousand, respectively. There was no profit interest compensation expense for the three and nine months ended September 30, 2020.

The compensation expense accounted for all vested units based on the following assumptions:

Expected term	3 years
Volatility	68.0%
Discount for lack of marketability	45.0%
Risk free rate	0.2%

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes data concerning the profit unit interest (units in thousands):

		Avg Fair Value
	Units	at Grant Date
Outstanding at December 31, 2019	9,799	$0.05
Granted	2,414	0.17
Forfeited	(11)	0.03
Outstanding at December 31, 2020	12,202	0.08
Granted	—	—
Forfeited	(55)	0.08
Outstanding at March 31, 2021	12,147	0.08
Granted	—	—
Forfeited	—	—
Outstanding at June 30, 2021	12,147	0.08
Granted	—	—
Forfeited	(536)	0.10
Exchanged in reverse recapitalization	(11,611)	0.08
Outstanding at September 30, 2021	—	$—

The following table provides information pertaining to non-vested units (units in thousands):

		Avg Fair Value
	Units	at Grant Date
Non-vested units at December 31, 2019	3,467	$0.10
Granted	2,414	0.17
Vested	(1,132)	0.13
Forfeited	(11)	0.03
Non-vested units at December 31, 2020	4,738	0.12
Granted	—	—
Vested	(326)	0.15
Forfeited	(55)	0.08
Non-vested units at March 31, 2021	4,357	0.12
Granted	—	—
Vested	(2,522)	0.07
Forfeited	—	—
Non-vested units at June 30, 2021	1,835	0.20
Granted	—	—
Vested	(85)	0.20
Forfeited	(536)	0.10
Exchanged in reverse recapitalization	(1,214)	0.22
Non-vested units at September 30, 2021	—	$—

As of September 30, 2021, there was no unrecognized compensation expense. As of December 31, 2020, unrecognized compensation expense was $386 thousand,.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Income Taxes

OppFi-LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, OppFi-LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by OppFi-LLC is passed through to and included in the taxable income or loss of its members, including OppFi, on a pro rata basis. OppFi is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of OppFi-LLC, as well as any stand-alone income or loss generated by OppFi.

For the three months ended September 30, 2021, OppFi recorded an income tax expense of $703 thousand and reported consolidated income before taxes of $31,095 thousand, resulting in a 2.3% effective income tax rate. Prior to the Closing Date, OppFi-LLC was classified as a partnership for income tax purposes and was therefore not subject to federal income tax and did not record an expense for income taxes.

Because no income tax was recorded prior to the Closing Date, for the nine months ended September 30, 2021, OppFi recorded an income tax expense of $703 thousand and reported consolidated income before taxes of $73,466 thousand, resulting in an effective income tax rate of 1.0%.

As OppFi-LLC was classified as a partnership for federal income tax purposes, OppFi-LLC did not record an income tax expense for the three and nine months ended September 30, 2020. A pro forma income tax provision has been disclosed as if OppFi-LLC was a taxable corporation for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2020, the unaudited pro forma income tax expense was $561 thousand and $1,779 thousand, respectively, resulting in an effective tax rate of 2.9%.

The effective tax rates for the three and nine months ended September 30, 2021 and for the pro forma 2020 differ from the statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, and state income taxes. OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of September 30, 2021, OppFi owns 12.2% of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liability recorded by OppFi. This fair market value adjustment of the warrant liability represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

OppFi recorded a deferred tax asset and additional paid-in capital for the difference between the book value and the tax basis of OppFi’s investment in OppFi-LLC. Based on the Company’s cumulative earnings history and forecasted future sources of taxable income, the Company believes that it will be able to realize the deferred tax assets in the future. As the Company reassesses this position in the future, changes in cumulative earnings history, excluding non-recurring charges, or changes to forecasted taxable income may alter this expectation and may result in an increase in the valuation allowance and an increase in the effective tax rate.

The CARES Act was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act includes temporary changes to both income and non-income based tax laws. For the three months ended September 30, 2021 the impact of the CARES Act was immaterial to the Company’s tax provision. However, under the CARES Act, the Company is deferring the employer portion of payroll tax payments through December 31, 2021. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact the Company’s tax provision in future periods.

In connection with the Business Combination, the Company entered into the TRA, which provides for payment to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash. The Company has in effect an election under Section 754 of the Internal Revenue Code and will have such an election effective for each taxable year in which a redemption or exchange (including deemed exchange) of OppFi-LLC interests for shares of Class A Common Stock or cash occurs. The Company will retain the benefit of the remaining 10%. As of September 30, 2021, the Company recorded a TRA liability of $22,866 thousand related to exchanges that occurred during the period.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

There were no unrecognized tax benefits as of September 30, 2021 or September 30, 2020. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 11. Interest and Loan Related Income, Net

The following tables summarize interest and loan related income, net, for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and loan related income, gross	$91,448	$73,311	$253,581	$235,651
Amortization of loan origination costs	—	(10,818)	—	(37,464)
Interest and loan related income, net	$91,448	$62,493	$253,581	$198,187

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 12. Interest Expense and Amortized Debt Issuance Costs

The following tables summarize interest expense and amortized debt issuance costs for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$5,842	$4,038	$15,535	$14,710
Amortized debt issuance costs	572	474	1,735	1,451
Interest expense and amortized debt issuance costs	$6,414	$4,512	$17,270	$16,161

Note 13. Fair Value Measurements

Fair value on a nonrecurring basis: The Company has no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: Effective January 1, 2021, the Company elected the fair value option to account for its installment finance receivables. Prior to that, OppFi-LLC only had warrant units that were measured at fair market value on a recurring basis. Subsequent to the Business Combination, the Company measures the Public Warrants and Private Placement Warrants at fair value on a recurring basis.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	Carrying Value	Fair Value Measurements
	September 30, 2021	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value (1)	$334,114	$—	$—	$334,114

Financial liabilities:
Warrant liability - Public Warrants (3)	18,307	18,307	—	—
Warrant liability - Private Placement Warrants (4)	6,199	—	—	6,199

	Carrying Value	Fair Value Measurements
	December 31, 2020	Level 1	Level 2	Level 3
Financial liabilities:
Warrant units (2)	$1,309	$—	$—	$1,309

During the three and nine months ended September 30, 2021, there were no transfers of assets or liabilities in or out of Level 1, Level 2 or Level 3 fair value measurements.

(1) The Company primarily estimates the fair value of its installment finance receivables portfolio using discounted cash flow models that have been internally developed. The models use inputs that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about the significant unobservable inputs used for the Company’s installment finance receivables fair value measurements as of September 30, 2021:

September 30, 2021
Interest rate on finance receivables	151.10%
Discount rate	21.70%
Servicing fee*	5.02%
Remaining life	0.58 years
Default rate*	19.09%
Accrued interest*	3.20%
Prepayment rate*	21.40%

*Stated as a percentage of finance receivables
(2) The estimated fair value of the warrant units is calculated using an option pricing model. The resulting fair value measurement is categorized as a Level 3 measurement. Upon closing of the Business Combination, the lender exercised the warrant units and the liability was reclassified to additional paid in capital. As such, there is no warrant unit liability at September 30, 2021. For the three and nine months ended September 30, 2021, warrant expense was $888 thousand and $4,208 thousand, respectively. For the three and nine months ended September 30, 2020, there was no warrant expense. Warrant expense is included in general, administrative, and other in the consolidated statements of operations.

The following table presents the change in the fair value of the warrant units (in thousands):

Fair value as of December 31, 2020	$1,309
Change in fair value	4,208
Warrant units exercised	(5,517)
Fair value as of September 30, 2021	$—
(3) The fair value measurement for the Public Warrants is categorized as Level 1 due to the use of an observable market quote in an active market under the ticker OPFI WS.
(4) The fair value of the Private Placement Warrants is measured using as Monte Carlo simulation. As such, the Private Placement Warrants are categorized as Level 3.

The following table presents the significant assumptions used in the simulation at September 30, 2021 and July 20, 2021, the Closing Date:

	September 30, 2021		July 20, 2021
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	0.93%	1.51%	0.69%	1.23%
Expected term (years)	4.8	9.8	5.0	10.0
Expected volatility	37.00%	35.50%	36.50%	36.00%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$1.64	$2.23	$2.80	$3.50

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of Closing Date, July 20, 2021	$7,110	$3,194	$10,304
Change in fair value	(2,946)	(1,159)	(4,105)
Fair value as of September 30, 2021	$4,164	$2,035	$6,199

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of September 30, 2021 (in thousands):

	Carrying Value	Fair Value Measurements
	September 30, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$27,627	$27,627	$—	$—
Restricted cash	29,175	29,175	—	—
Finance receivables at amortized cost, net	1,269	—	—	1,269

Liabilities:
Secured borrowing payable	19,791	—	—	19,791
Senior debt, net	205,968	—	—	205,968
The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of December 31, 2020 (in thousands):

	Carrying Value	Fair Value Measurements
	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$25,601	$25,601	$—	$—
Restricted cash	20,056	20,056	—	—
Finance receivables at amortized cost, net	222,243	—	—	287,437

Liabilities:
Reserve for repurchase liability	4,241	—	—	4,241
Secured borrowing payable	16,025	—	—	16,025
Senior debt, net	131,726	—	—	131,726
Subordinated debt - related party	4,000	—	—	4,000
Other debt	6,354	—	—	6,354

Note 14. Commitments, Contingencies and Related Party Transactions
Commitment: The Company leases its office facilities under a non-cancelable operating lease agreement with an unrelated party. On November 26, 2019, the Company amended the lease agreement to rent additional office space. The amendment reduced the required deposit of a letter of credit from $1,500 thousand to $1,000 thousand, which would be paid to the lessor in the event of default. On June 29, 2021, the required deposit of a letter of credit associated with the agreement was increased to $1,750 thousand. As of September 30, 2021 and December 31, 2020, there were no outstanding balances on the letter of credit. The amendment also extended the expiration date of the lease to September 2030.

Rent expense, which is included in occupancy expense in the consolidated statements of operations, totaled $998 thousand and $835 thousand for the three months ended September 30, 2021 and 2020, respectively, and $2,748 thousand and $2,239 thousand for the nine months ended September 30, 2021 and 2020, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Future minimum lease payments as of September 30, 2021 are as follows (in thousands):

Year	Amount
Remainder of 2021	$562
2022	2,271
2023	2,339
2024	2,410
2025	2,482
Thereafter	12,840
Total	$22,904

Legal contingencies: Due to the nature of its business activities, the Company is subject to extensive regulations and threatened legal action which arises in the normal course of business.

The Company has received inquiries from certain agencies and states on its lending compliance, the validity of the bank partnership model, and its ability to facilitate the servicing of bank originated loans. Management is confident that its lending practices and the bank partnership structure, in addition to the Company’s technologies, services, and overall relationship with its bank partners, complies with state and federal laws. However, the inquiries are still in process and the outcome is unknown at this time.

In the opinion of management, there is no pending or threatened legal action of any material consequence as of September 30, 2021 and December 31, 2020 and any reasonably possible losses in addition to amounts accrued are not material to the financial statements.

Related party transactions: OppFi-LLC previously had an unsecured line of credit agreement with SCG with a maximum available amount of $4,000 thousand, which was paid in full on March 30, 2021. Interest expense related to this related party transaction was $141 thousand for the three months ended September 30, 2020. Interest expense was $137 thousand and $420 thousand for the nine months ended September 30, 2021 and 2020, respectively.

In August 2020, OppFi-LLC entered into a Management Fee Agreement (the “Management Fee Agreement”) with SCG. Pursuant to the terms of the Management Fee Agreement, SCG provided board and advisory services. Effective upon the Closing, OppFi-LLC terminated the Management Fee Agreement and incurred $3,000 thousand in transaction costs, which has been offset against additional paid-in capital in the consolidated balance sheets. For the three months ended September 30, 2020, management fees under the Management Fee Agreement totaled $280 thousand. For the nine months ended September 30, 2021 and 2020, management fees under the Management Fee Agreement totaled $350 thousand and $280 thousand, respectively.

In connection with the Business Combination, OppFi entered into the TRA with the Members.

Note 15.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of September 30, 2021, consumers living primarily in Florida, Texas and California made up approximately 13%, 13%, and 10%, respectively, of the gross amount of the Company’s portfolio of finance receivables. As of September 30, 2021, there were no other states that made up more than 10% or more of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2020, consumers living primarily in Florida and Illinois made up approximately 14% and 13%, respectively, of the gross amount of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 16. Retirement Plan

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company sponsors a 401(k) retirement plan (the “401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $419 thousand and $282 thousand for the three months ended September 30, 2021 and 2020, respectively, and $1,145 thousand and $820 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Note 17.     Earnings Per Share

Prior to the reverse recapitalization, all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated as net income prior to the Business Combination was attributable entirely to OppFi-LLC.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Numerator:
Net income	$30,392	$72,763
Net income attributable to noncontrolling interest	16,267	58,638
Net income available to Class A common stockholders - Basic	14,125	14,125
Dilutive effect of warrants on net income to Class A common stockholders	—	—
Net income available to Class A common stockholders - Diluted	$14,125	$14,125
Denominator:
Weighted average Class A common stock outstanding - Basic	13,363,995	13,107,873
Effect of dilutive securities:
Stock options	—	—
Warrants	—	—
Dilutive potential common shares	—	—
Weighted average units outstanding - diluted	13,363,995	13,107,873
Earnings per share:
Basic EPS	$1.06	$1.08
Diluted earnings per unit	$1.06	$1.08

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three and nine months ended September 30, 2021:

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Public Warrants	11,887,500	11,887,500
Private Unit Warrants	231,250	231,250
$11.50 Exercise Price Warrants	2,248,750	2,248,750
$15 Exercise Price Warrants	912,500	912,500
Underwriter Warrants	59,437	59,437
Stock Options	5,600,000	5,600,000
Potential common stock	20,939,437	20,939,437

Note 18.    Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and identified the following events that required disclosure.

Senior debt: On October 13, 2021, OppFi-LLC, certain of the OppFi Subsidiaries and the other credit parties and guarantors thereto entered into Amendment No. 6 to Revolving Credit Agreement and Other Credit Documents (the “Atalaya Amendment”), which amends the OppFi-LLC Midtown Credit Agreement.

The Atalaya Amendment amends the OppFi-LLC Midtown Credit Agreement to, among other things, add Opportunity Funding SPE VII, LLC as an additional borrower under the OppFi-LLC Midtown Credit Agreement, permit the pledge of OppFi Card receivables under the OppFi-LLC Midtown Credit Agreement, and extend the revolving period of the OppFi-LLC Midtown Credit Agreement to October 13, 2023.

OppFi-LLC and the other credit parties and guarantors thereto entered into Amendment No. 7 and No. 8 to the Senior Secured Multi-Draw Term Loan Agreement on November 3, 2021 and November 10, 2021, respectively, (the “Amendments-Term Loan”), which amend the OppFi-LLC Midtown Term Loan Agreement.

The Amendments-Term Loan amend the OppFi-LLC Midtown Term Loan Agreement to, among other things, amend and restate the definition of “Excluded Accounts” and “EBITDA,” amend and restate negative covenants of the borrower, specifically regarding payment of dividend or distribution, and amend and restate the minimum consolidated fixed charge coverage ratio financial covenant.

Equity incentive plan: On October 1, 2021, the Company granted awards to employees, officers and directors in the form of restricted stock units (the “RSUs”), which collectively represent contingent rights to receive 2,141,923 shares of Class A Common Stock. The RSUs granted to employees and officers vest over four years with 25% of the RSUs vesting on the first anniversary of the grant and the remaining 75% vesting quarterly over the remaining 36 months, and the RSUs granted to directors vest on the earlier of the one-year anniversary of grant or the date of the Company’s next annual meeting of stockholders.

Table of Contents     OppFi Inc.
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in Items 2, 3 and 4 of Part I and all Items of Part II of this quarterly report on form 10-Q (this “Quarterly Report”) to “we,” “us,” or the “Company” refer to OppFi Inc. (“OppFi”), a Delaware corporation formerly known as FG New America Acquisition Corp. (“FGNA”), collectively with Opportunity Financial, LLC, a Delaware limited liability company (“OppFi-LLC”), and OppFi-LLC’s subsidiaries. You should read the following discussion and analysis of the Company’s financial condition and results of operations together with the consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report, and OppFi-LLC’s audited consolidated financial statements and related noted thereto for the year ended December 31, 2020, filed as a part of OppFi’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 11, 2021 (File No. 333-258698) (the “Registration Statement”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of COVID-19 on our business, the impact of stimulus or other government programs, the risk that the business combination disrupts current plans and operations, the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain our key employees, costs related to the business combination, changes in applicable laws or regulations, the possibility that we may be adversely affected by other economic, business, and/or competitive factors and other risks contained in the section captioned “Risk Factors” in the Registration Statement. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
OVERVIEW

We are a leading mission-driven financial technology platform that powers banks to offer accessible financial products to everyday consumers through our proprietary technology and artificial intelligence (“AI”) and a top-rated customer experience. Our primary mission is to facilitate financial inclusion and credit access to the 150 million everyday consumers who lack access to mainstream credit and help them build financial health. Consumers on our platform benefit from higher approval rates and a highly automated, transparent, efficient, and fully digital experience. Our bank partners benefit from our turn-key, outsourced marketing, data science, and proprietary technology to digitally acquire, underwrite and service everyday consumers and increase automation throughout the lending process.

We service consumers on our financial platform through our three products:
1.OppLoans: Our bank sponsored installment loan product is a fully amortizing, simple interest small dollar loan with an average loan size of $1,500 and a term of 11 months.
2.SalaryTap: Payroll deductible installment loan with amounts starting at $2,000 with a 24 month term, and interest rates of 30%. The key product value proposition is the ability to secure repayment directly through a consumer’s payroll deduction.
3.OppFi Card: A mobile-first credit card, issued by First Electronic Bank, Member FDIC, featuring Mastercard as the exclusive card network and Deserve’s technology platform.

RECENT DEVELOPMENTS

Key recent events impacting our business are as follows:
•Business Combination — On July 20, 2021 (the “Closing Date”), we completed the transactions contemplated by that certain Business Combination Agreement, dated as of February 9, 2021 (the “Business Combination Agreement”), by and among FGNA, OppFi-LLC, OppFi Shares, LLC, a Delaware limited liability company (“OFS”), and the member’s representative of the members of OppFi (the “Members”) immediately prior to the closing (the “Closing”) of the transactions contemplated by the Business Combination Agreement (“Business Combination”). Upon the Closing, FGNA as the registrant changed its name to “OppFi Inc.” OppFi’s Class A common stock, par value $0.0001 per share (Class A Common Stock”), and warrants are listed on the New York Stock Exchange (the “NYSE”) under the symbols “OPFI” and “OPFI WS,” respectively. Following the Closing, the combined Company is organized in an “Up-C” structure in which substantially all of the assets and the business of the combined Company are held by OppFi-LLC and its subsidiaries, and the Company’s only direct assets consist of units in OppFi-LLC. OppFi controls OppFi-LLC as the sole manager of OppFi-LLC.
•COVID-19 — In March 2020, the World Health Organization recognized a global pandemic known as the coronavirus or COVID-19. Due to the economic uncertainty that this has caused, and can continue to cause, there is added risk to our overall future outlook. We have implemented cost containment and cash management initiatives to mitigate the potential impact of the COVID-19 pandemic on our business and liquidity. The full extent of any impact cannot be determined at this time. We did see a slowdown in growth during the year ended December 31, 2020 and the nine months ended September 30, 2021 due to government stimulus programs, which also had a positive impact on our credit performance, even while the credit risk of our loan applicants remained flat during this period. We will continue to monitor any changes to the business as the pandemic continues throughout 2021.
•On September 30, 2021, OppFi-LLC and its wholly-owned subsidiaries Opportunity Funding SPE IV, LLC (“SPE IV”) and SalaryTap Funding SPE, LLC (“STF Borrower”), and the other credit parties and guarantors thereto, entered into Amendment No.6 (the “BMO Amendment”) to the Revolving Credit Agreement (the “BMO Credit Agreement”), dated as of August 19, 2019, by and among OppFi-LLC, SPE IV, the other credit parties and guarantors thereto, BMO Harris Bank N.A. as administrative agent and collateral agent, and the lenders party thereto. The BMO Amendment amends the BMO Credit Agreement to, among other things, add STF Borrower as an additional borrower, permit the pledge of SalaryTap receivables, increase the facility size to $45.0 million, increase the accordion feature from $20 million to $30 million and extend the revolving period to August 2023. We plan to use the expanded facility in part to support the growth and expansion of its SalaryTap product, an employer payroll-linked loan product, that is currently available in 33 states.
•On October 13, 2021, OppFi-LLC and its wholly-owned subsidiaries Opportunity Financial SPE V, LLC (“SPE V”) and Opportunity Funding SPE VII, LLC (“SPE VII”), and the other credit parties and guarantors thereto, entered into Amendment No. 6 to Revolving Credit Agreement and Other Credit Documents (the “Atalaya Amendment”), which amends the OppFi-LLC Midtown Credit Agreement. The Atalaya Amendment amends the OppFi-LLC Midtown Credit Agreement to, among other things, add SPE VII as an additional borrower under the OppFi-LLC Midtown Credit Agreement, permit the pledge of OppFi Card receivables under the OppFi-LLC Midtown Credit Agreement and extend the final maturity of the OppFi-LLC Midtown Credit Agreement to April 2024. OppFi plans to use the amended OppFi-LLC Midtown Credit Agreement to support the growth of the newly launched OppFi Card, issued by First Electronic Bank, Member FDIC. We recently launched OppFi Card, our first-ever credit card designed to enable the company to serve a segment of the $21 billion non-prime credit card market.

HIGHLIGHTS

Our financial results as of and for the three months ended September 30, 2021 are summarized below:

•Basic and diluted earnings per share (“EPS”) of $1.06 for the third quarter of 2021 and $1.08 for the first nine months of 2021;
•Adjusted basic and diluted EPS(1) of $0.21 for the third quarter of 2021 and $0.64 for the first nine months of 2021;
•Net originations increased 25% to $164.5 million from $131.2 million for the three months ended September 30, 2021 and 2020, respectively;
•Ending receivables increased 22% to $293.3 million from $240.3 million as of September 30, 2021 and 2020, respectively;

•Total revenue increased 47% to $92.0 million from $62.8 million for the three months ended September 30, 2021 and 2020, respectively;
•Adjusted revenue(1) increased 25% to $92.0 million from $73.6 million for the three months ended September 30, 2021 and 2020, respectively;
•Net income was $30.4 million and $72.8 million for the three and nine months ended September 30, 2021, respectively; and

•Adjusted net income(1) was $17.4 million and $54.4 million for the three and nine months ended September 30, 2021, respectively.
•
(1) Adjusted Basic and Diluted EPS, Adjusted Revenue and Adjusted Net Income are non-GAAP financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measures, see “Non-GAAP Financial Measures” below.
Key Performance Metrics

We regularly review the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor.

Note: All key performance metrics includes the three products on the OppFi platform and are not shown separately as contributions from SalaryTap and OppFi Card were de minimis.

Total Net Originations

We measure originations to assess the growth trajectory and overall size of our loan portfolio. There is a direct correlation between origination growth and revenue growth. We include both bank partner originations as well as those originated by us directly. Originations may be useful to an investor because they help understand the growth trajectory of our revenues.

The following tables present total net originations (defined as gross originations net of transferred balance on refinanced loans), percentage of net originations by bank partners, and percentage of net originations by new loans for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Total net originations	$164,547	$131,236	$33,311	25.4%
Percentage of net originations by bank partners	93.4%	65.2%	N/A	43.2%
Percentage of net originations by new loans	51.4%	41.0%	N/A	25.6%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Total net originations	$408,394	$333,480	$74,914	22.5%
Percentage of net originations by bank partners	89.0%	64.4%	N/A	38.2%
Percentage of net originations by new loans	43.6%	42.9%	N/A	1.7%

Net originations increased to $164.5 million and $408.4 million for the three and nine months ended September 30, 2021, respectively, from $131.2 million and $333.5 million for the three months and nine months ended September 30, 2020, respectively. The 25.4% and 22.5% increases, respectively, were primarily due to a partial recovery from the short-term reduction in customer demand attributable to the COVID-19 pandemic and related governmental stimulus measures that we experienced 2020, but which continued to impact our growth in the 2021 period.

Our originations model continues to shift towards a facilitation model for bank partners from a direct origination model. Total net originations by our bank partners increased to 93.4% and 89.0% for the three and nine months ended September 30, 2021, respectively, from 65.2% and 64.4% for the three and nine months ended September 30, 2020, respectively.

In addition, our net originations saw an increase in the percentage of originations of new loans compared to refinanced loans as customer demand continued to return to pre-pandemic levels coupled with increased automation, which drove a higher conversion of applications to funded loans. Total net originations of new loans as percentage of total loans increased to 51.4% for the three months ended September 30, 2021 from 41.0% for the three months ended September 30, 2020. Total net originations of new loans as a percentage of total loans increased to 43.6% for the nine months ended September 30, 2021 from 42.9% for the nine months ended September 30, 2020.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of both on- and off-balance sheet loans at the end of the reporting period. The following table presents ending receivables as of September 30, 2021 and 2020 (in thousands):

	September 30,		Change
	2021	2020	$	%
Ending receivables	$293,279	$240,275	$53,004	22.1%

Ending receivables increased to $293.3 million as of September 30, 2021 from $240.3 million as of September 30, 2020. The 22.1% increase was primarily driven by a return to growth in originations in the second and third quarter of 2021 after the short-term reduction in customer demand attributable to the COVID-19 pandemic and related governmental stimulus measures that we experienced 2020, but which continued to impact our growth in the 2021 period.

Average Yield

Average yield represents annualized interest income from the period as a percent of average receivables. Receivables are defined as unpaid principal balances of both on- and off-balance sheet loans. The following tables present average yield for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Change
	2021	2020	%
Average yield	131.3%	128.3%	2.3%

	Nine Months Ended September 30,		Change
	2021	2020	%
Average yield	129.0%	126.1%	2.3%

Average yield increased to 131.3% and 129.0% for the three and nine months ended September 30, 2021, respectively, from 128.3% and 126.1% for the three and nine months ended September 30, 2020, respectively. The 2.3% increases were driven by a higher weighted average coupon due to state mix from a shift to bank partner originations and a lower volume of customers on assistance programs.

Net Charge-Offs as a Percentage of Average Receivables

Net charge-offs as a percentage of average receivables represents annualized total charge offs from the period less recoveries as a percent of average receivables. Receivables are defined as unpaid principal of both on- and off-balance sheet loans. Our charge-off policy is based on a review of delinquent finance receivables on a loan by loan basis. Finance receivables are charged off at the earlier of the time when accounts reach 90 days past due on a recency basis, when we receive notification of a customer bankruptcy, or when finance receivables are otherwise deemed uncollectible.

The following tables present net charge-offs as a percentage of average receivables annualized for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
	2021	2020	%
Net charge-offs as % of average receivables	35.8%	24.4%	46.7%

	Nine Months Ended September 30,		Change
	2021	2020	%
Net charge-offs as % of average receivables	31.4%	37.3%	(15.9)%

Net charge-offs as a percentage of average receivables increased by 46.7% to 35.8% for the three months ended September 30, 2021, from 24.4% for the three months ended September 30, 2020. The increase for the three months ended September 30, 2021 was due to a normalization of credit to pre-pandemic levels. Net charge-offs as a percentage of average receivables decreased by 15.9% to 31.4% for the nine months ended September 30, 2021, from 37.3% for the nine months ended September 30, 2020. The decrease for the nine months ended September 30, 2021 reflects the positive impact on customers’ bank balances from government stimulus programs in the first half of 2021.

Marketing Cost per Funded Loan

Marketing cost per funded loan represents marketing cost per funded loan for new and refinance loans. This metric is the amount of direct marketing costs incurred during a period divided by the number of loans originated during that same period.
The following tables present marketing cost per funded loan for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
	2021	2020	$	%
Marketing cost per funded loan	$89	$62	$27	43.5%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Marketing cost per funded loan	$74	$76	$(2)	(2.6)%

Our marketing cost per funded loan increased to $89 for the three months ended September 30, 2021, from $62 for the three months ended September 30, 2020. The 43.5% increase for the three months ended September 30, 2021 was driven primarily by the higher mix of new versus refinanced loans year over year as well as a higher marketing cost per new funded loan. Our marketing cost per funded loan decreased to $74 for the nine months ended September 30, 2021, from $76 for the nine months ended September 30, 2021. The 2.6% decrease for the nine months ending September 30, 2021 was driven by an elevated cost per funded loan for direct mail channel in 2020 due to the impact of COVID-19 on customer demand.

Marketing Cost per New Funded Loan

Marketing cost per new funded loan represents the amount of direct marketing costs incurred during a period divided by the number of new loans originated during that same period. The following tables present marketing cost per funded loan (new) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
	2021	2020	$	%
Marketing cost per new funded loan	$255	$212	$43	20.3%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Marketing cost per new funded loan	$254	$265	$(11)	(4.2)%

Our marketing cost per new funded loan increased to $255 for the three months ended September 30, 2021, from $212 for the three months ended September 30, 2020. The 20.3% increase for the three months ending September 30, 2021 was related to a higher mix towards the strategic partner marketing channel, as well as increased investment in direct mail. Our marketing cost per new funded loan decreased to $254 for the nine months ended September 30, 2021 from $265 for the nine months ended September 30, 2020. The 4.2% decrease for the nine months ended September 30, 2021 was driven by an elevated cost per funded loan for direct mail channel in 2020 due to the impact of COVID-19 on customer demand.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan advocate or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate as of September 30, 2021 and September 30, 2020:

	September 30,		Change
	2021	2020	%
Auto-approval rate	58.1%	20.9%	178.6%

Auto-approval rate increased by 178.6% as of September 30, 2021 to 58.1%, from 20.9% as of September 30, 2020, driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

Overall auto decisioning, which also takes into account those applications that were denied which are not decisioned by a loan advocate or underwriter (auto-denial) plus auto-approval divided by the total number of applications, was 80% for the three months ended September 30, 2021.

Sales and Servicing Cost per Loan Sales and Servicing cost per loan is calculated by taking the total servicing costs, which include customer center salaries, underwriting and reporting costs, and payment processing fees, divided by the average amount of outstanding loans during that period. The following tables present servicing cost per loan for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Change
	2021	2020	$	%
Sales and servicing cost per loan	$164	$156	$8	5.3%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Sales and servicing cost per loan	$162	$143	$19	12.9%

Our servicing cost per loan increased by $8 and $19 for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, respectively, due to the increase in underwriting costs and payment processing fees tied to the increase in originations. Due to improvements in auto-approval rates which drove scale to the business, the percentage growth of 5.3 % and 12.9 % for the three and nine months ended September 30, 2021 were significantly lower than origination growth of 25.4 % and 22.5 % for the three and nine months ended September 30, 2021.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2021 and 2020
The following unaudited table presents our consolidated results of operations for the three months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Interest and loan related income, gross (a)	$91,448	$73,311	$18,137	24.7%
Other income	529	266	263	98.9
Interest, loan related, and other income	91,977	73,577	18,400	25.0
Amortization of loan origination costs	—	(10,818)	10,818	—
Total revenue	91,977	62,759	29,218	46.6
Total provision	(143)	(17,880)	17,737	99.2
Change in fair value of finance receivables	(18,940)	—	(18,940)	—
Net revenue	72,894	44,879	28,015	62.4
Expenses	61,382	25,537	35,845	140.4
Income from operations	11,512	19,342	(7,830)	(40.5)
Gain of loan forgiveness of Paycheck Protection Program loan	6,444	—	6,444	—
Change in fair value of warrant liability	13,139	—	13,139	—
Income before income taxes	31,095	19,342	11,753	60.8
Provision for income taxes	703	—	703	—
Net income	30,392	$19,342	$11,050	57.1%
Less: net income attributable to noncontrolling interest	16,267
Net income attributable to OppFi Inc.	$14,125

Earnings per share attributable to OppFi Inc.: (b)
Earnings per common share:
Basic	$1.06	$—
Diluted	$1.06	$—
Weighted average common shares outstanding:
Basic	13,363,995	—
Diluted	13,363,995	—

(a) Loan related income primarily consists of non-sufficient funds fees, which are immaterial and were discontinued during Q1 2021. Interest income related to finance receivables accounted for under the fair value option is included in “Interest and loan related income, net” in the consolidated statements of operations.
(b) Prior to the reverse recapitalization, all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated, as net income prior to the Business Combination was attributable entirely to OppFi-LLC.

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based only on the interest method, as well as amortization of loan origination costs in previous periods. We also earn revenue from referral fees related primarily to our turn-up program, which represented less than 0.6 % of total revenue for the three months ended September 30, 2021.

Total revenue increased by $29.2 million, or 46.6%, to $92.0 million for the three months ended September 30, 2021 from $62.8 million for the three months ended September 30, 2020. This increase was partially due to the removal of the amortization of loan origination costs as a result of the election of the fair value option in 2021. Under the fair value option, loan origination costs related to the origination of installment loans are expensed when incurred and are no longer recognized as a part of total revenue. Total revenue also improved year over year due to the increase in interest income from higher receivables and yield compared to the previous period.
Total Provision and Change in Fair Value

Commencing on January 1, 2021, we elected the fair value option on the OppLoan product. To derive the fair value, we generally utilize discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that we believe a market participant would require based on the risk characteristics of the loans. We did not elect the fair value option on our SalaryTap and OppFi Card finance receivables as these products launched in November 2020 and August 2021, respectively, and inputs for fair value are not yet determined. Accordingly, the related finance receivables are carried at amortized cost, net of allowance for credit losses.

For the three months ended September 30, 2021, change in fair value consisted of gross charge-offs incurred in the period, net of recoveries, plus the change in the fair value of the installment loans. Change in fair value decreased by $18.9 million for the three months ended September 30, 2021. The $18.9 million comprised $24.9 million of net charge-offs, partially offset by $6.0 million change in the fair value premium of receivables. Net charge-offs as a percentage of receivables increased due to normalization of credit to pre-pandemic levels. Change in fair value premium had a positive impact due to the increase in receivables in the period and an increase in the fair value mark. The fair value mark improved due to an increase in the remaining life of the portfolio driven by a younger portfolio from origination growth in the period, as well as an increase in the weighted average interest rate of the portfolio driven by state mix from a higher mix of bank partner originated loans and a lower volume of customers on assistance programs.

For the three months ended September 30, 2021, total provision consisted of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for our SalaryTap and OppFi Card products. In the three months ended September 30, 2020, total provision consisted of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for our OppLoan product. Our provision for future losses is based on incurred credit loss application whereby we reserve for life of loan losses.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and less total provision costs. Total net revenue increased by $28.0 million, or 62.4%, to $72.9 million for the three months ended September 30, 2021, from $44.9 million for the three months ended September 30, 2020. This increase was primarily attributable to an increase in gross interest and loan related income, as well as the removal of the amortization of loan origination costs from total revenue as a result of the election of the fair value option in 2021, despite higher gross charge-offs, net of recoveries.

Expenses

Total expenses consist of salaries and employee benefits, interest expense and amortized debt issuance costs, servicing costs, direct marketing costs, technology costs, depreciation and amortization, professional fees and other expenses.

Total expenses increased by $35.8 million, or 140.4%, to $61.4 million for the three months ended September 30, 2021 from $25.5 million for the three months ended September 30, 2020. This was primarily due to higher marketing costs due to higher originations, an increase in bank partner and payment processing fees, an increase in salaries, employee benefits and technology infrastructure costs, and the impact of the 2021 election of fair value option. As a result of the election of the fair value option, loan origination costs, including direct marketing costs and payment processing fees related to the origination of the OppLoan product, are recognized as expenses when incurred and are no longer recognized as an offset to total revenue.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations decreased by $7.8 million, or 40.5%, to $11.5 million for the three months ended September 30, 2021, from $19.3 million for the three months ended September 30, 2020.

Other Income (Expenses)

Other income for the three months ended September 30, 2021 included the gain from forgiveness of an unsecured loan of $6.4 million in connection with the U.S. Small Business Administration's (“SBA”) Paycheck Protection Program (the “PPP Loan”). Additionally, other income included the change in fair value of the warrant liability of $13.1 million. This warrant liability arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Income before income tax

Income before income tax is the sum of income from operations and other income (expenses). Income before income tax increased by $11.8 million, or 60.8%, to $31.1 million for the three months ended September 30, 2021, from $19.3 million for the three months ended September 30, 2020.

Income tax

The Company is the sole managing member of OppFi-LLC and, as a result, consolidates the financial results of OppFi-LLC. OppFi-LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, OppFi-LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by OppFi-LLC is passed through to and included in the taxable income or loss of its members, including OppFi, on a pro rata basis. OppFi is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of OppFi-LLC, as well as any stand-alone income or loss generated by OppFi.

OppFi Inc. recorded tax expense of $703 thousand for the three months ended September 30, 2021 and no expense for the three months ended September 30, 2020. As noted above, OppFi-LLC is treated as a partnership and is not subject to income taxes; prior to the consummation of the Business Combination on July 20, 2021, there were no taxes attributable to OppFi Inc. as OppFi-LLC was the only reportable entity.

Net Income

In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, OppFi has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the consolidated statements of operations.

Net income increased by $11.1 million, or 57.1%, to $30.4 million for the three months ending September 30, 2021, from $19.3 million for the three months ended September 30, 2020.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $14.1 million for the three months ended September 30, 2021. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi for the three months ended September 30, 2021. Prior to the completion of the Business Combination on July 20, 2021, there was no income attributable to OppFi Inc. as OppFi-LLC was the only reportable entity.

Comparison of the nine months ended September 30, 2021 and 2020

The following unaudited table presents our consolidated results of operations for the nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Interest and loan related income, gross (a)	$253,581	$235,651	$17,930	7.6%
Other income	1,029	506	523	103.4
Interest, loan related, and other income	254,610	236,157	18,453	7.8
Amortization of loan origination costs	—	(37,464)	37,464	—
Total revenue	254,610	198,693	55,917	28.1
Total provision	(181)	(62,755)	62,574	99.7
Change in fair value of finance receivables	(52,635)	—	(52,635)	—
Net revenue	201,794	135,938	65,856	48.4
Expenses	147,911	74,580	73,331	98.3
Income from operations	53,883	61,358	(7,475)	(12.2)
Gain of loan forgiveness of Paycheck Protection Program loan	6,444	—	6,444	—
Change in fair value of warrant liability	13,139	—	13,139	—
Income before income taxes	73,466	61,358	12,108	19.7
Provision for income taxes	703	—	703	—
Net income	72,763	$61,358	$11,405	18.6%
Less: net income attributable to noncontrolling interest	58,638
Net income attributable to OppFi Inc.	$14,125

Earnings per share attributable to OppFi Inc.: (b)
Earnings per common share:
Basic	$1.08	$—
Diluted	$1.08	$—
Weighted average common shares outstanding:
Basic	13,107,873	—
Diluted	13,107,873	—

(a) Loan related income primarily consists of non-sufficient funds fees, which are immaterial and were discontinued during Q1 2021. Interest income related to finance receivables accounted for under the fair value option is included in “Interest and loan related income, net” in the consolidated statements of operations.
(b) Prior to the reverse recapitalization, all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated, as net income prior to the Business Combination was attributable entirely to OppFi-LLC.

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based only on the interest method, as well as amortization of loan origination costs in previous periods. We also earn revenue from referral fees related primarily to our turn-up program, which represented less than 0.5 % of total revenue for the nine months ended September 30, 2021.

Total revenue increased by $55.9 million, or 28.1%, to $254.6 million for the nine months ended September 30, 2021 from $198.7 million for the nine months ended September 30, 2020. This increase was primarily due to the removal of the amortization of loan origination costs as a result of the election of the fair value option in 2021. Under the fair value option, loan origination costs related to the origination of installment loans are expensed when incurred and are no longer recognized as a part of total revenue.

Total Provision and Change in Fair Value

Commencing on January 1, 2021, we elected the fair value option on the OppLoan product. To derive the fair value, we generally utilize discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that we believe a market participant would require based on the risk characteristics of the loans. We did not elect the fair value option on our SalaryTap and OppFi Card finance receivables as these products launched in November 2020 and August 2021, respectively, and inputs for fair value are not yet determined. Accordingly, the related finance receivables are carried at amortized cost, net of allowance for credit losses.

For the nine months ended September 30, 2021, change in fair value consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the fair value of the installment loans. Change in fair value decreased by $52.6 million for the nine months ended September 30, 2021 as we adopted the fair value option for our installment product on January 1, 2021. The $52.6 million comprised $62.1 million of net charge-offs, partially offset by a $9.4 million change in the fair value premium of receivables. Net charge-offs as a percentage of receivables improved due to the impact from government stimulus programs. Change in fair value premium had a positive impact due to the increase in receivables in the period and an increase in the fair value mark. The fair value mark improved due to an increase in the remaining life of the portfolio driven by a younger portfolio from origination growth in the period, as well as an increase in the weighted average interest rate of the portfolio driven by the higher mix of bank partner originated loans and a lower volume of customers on assistance programs.

In the nine months ended September 30, 2021, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for our SalaryTap and OppFi Card products. In the nine months ended September 30, 2020, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for the OppLoan product. Our provision for future losses is based on incurred credit loss application whereby it reserves for life of loan losses.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and less total provision costs. Total net revenue increased by $65.9 million, or 48.4%, to $201.8 million for the nine months ended September 30, 2021 from $135.9 million for the nine months ended September 30, 2020. This increase was primarily attributable to lower gross charge-offs, net of recoveries, as well as the removal of the amortization of loan origination costs from total revenue as a result of the election of the fair value option in 2021.

Expenses

Total expenses consist of salaries and employee benefits, interest expense and amortized debt issuance costs, servicing costs, direct marketing costs, technology costs, depreciation and amortization, professional fees and other expenses.

Total expenses increased by $73.3 million, or 98.3%, to $147.9 million for the nine months ended September 30, 2021, from $74.6 million for the nine months ended September 30, 2020. This was primarily due to higher marketing costs due to higher originations, an increase in salaries and employee benefits, technology infrastructure costs and professional fees, and the impact of the 2021 election of fair value option. As a result of the election of the fair value option, loan origination costs, including direct marketing costs and payment processing fees related to the origination of the OppLoan product, are recognized as expenses when incurred and are no longer recognized as an offset to total revenue.

Income from Operations

Income from operations is the difference between net revenue and expenses. Total income from operations decreased by $7.5 million, or 12.2%, to $53.9 million for the nine months ended September 30, 2021, from $61.4 million for the nine months ended September 30, 2020.

Other Income (Expenses)

Other income for the nine months ended September 30, 2021 included the gain from forgiveness of an unsecured loan of $6.4 million in connection with the PPP Loan. Additionally, other income included the change in fair value of the warrant liability in the amount of $13.1 million. This warrant liability arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Income before income tax

Income before income tax is the difference between net revenue and expenses. Income before income tax increased by $12.1 million, or 19.7%, to $73.5 million for the nine months ended September 30, 2021, from $61.4 million for the nine months ended September 30, 2020.

Income tax

OppFi Inc. recorded tax expense of $703 thousand for the nine months ended September 30, 2021 and no expense for the nine months ended September 30, 2020. As noted above, OppFi-LLC is treated as a partnership and is not subject to income taxes; prior to the consummation of the Business Combination on July 20, 2021, there were no taxes attributable to OppFi Inc. as OppFi-LLC was the only reportable entity.

Net Income
Net income increased by $11.4 million, or 18.6%, to $72.8 million for the nine months ended September 30, 2021 from $61.4 million for the nine months ended September 30, 2020.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $14.1 million for the nine months ended September 30, 2021. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. for the nine months ended September 30, 2021. Prior to the consummation of the Business Combination on July 20, 2021, there was no income attributable to OppFi Inc. as OppFi-LLC was the only reportable entity.

NON-GAAP FINANCIAL MEASURES

We believe that the provision of non-GAAP financial measures in this report, including Fair Value Pro Forma information, Adjusted Revenue, Adjusted Basic and Diluted EPS, Adjusted EBITDA, and Adjusted Net Income can provide useful measures for period-to-period comparisons of our business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with United States generally accepted accounting principles (“GAAP”), should not be considered an alternative to any measure of financial performance calculated and presented in accordance with GAAP, and may not be comparable to the non-GAAP financial measures of other companies.
Fair Value Pro Forma

On January 1, 2021, we elected the fair value option for our OppLoan product. Accordingly, the related finance receivables are carried at fair value in the consolidated balance sheets and the changes in fair value are included in the consolidated statements of operations. To derive the fair value, OppFi generally utilizes discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that OppFi believes a market participant would require. Accrued interest and fees are included in “Finance receivables” in the consolidated balance sheets. Interest income is included in “Interest and loan related income, net” in the consolidated statements of operations. We have adjusted 2020 financials based on applying the fair value option in order to provide comparability to 2021 financials.

	Three Months Ended September 30,				Variance
	2021	2020			%
(in thousands, unaudited)	As Reported	As Reported	Fair Value Adjustments	Fair Value Pro Forma

Total revenue	$91,977	$62,759	$10,818	$73,577	25.0%
Total provision	(143)	(17,880)	17,880	—	—
Fair value adjustment(a)	(18,940)	—	(11,880)	(11,880)	(59.4)
Net revenue	72,894	44,879	16,818	61,697	18.1
Expenses
Sales and marketing	15,633	3,693	5,820	9,513	64.3
Customer operations	10,550	4,129	5,285	9,414	12.1
Technology, products, and analytics	7,329	5,080	—	5,080	44.3
General, administrative, and other	21,456	7,982	—	7,982	168.8
Total expenses before interest expense	54,968	20,884	11,105	31,989	71.8
Interest expense (b)	6,414	4,653	—	4,653	37.8
Income from operations	11,512	19,342	5,713	25,055	(54.1)
Gain of forgiveness of PPP Loan	6,444	—	—	—	—
Change in fair value of warrant liability	13,139	—	—	—	—
Income before income taxes	31,095	19,342	5,713	25,055	24.1
Provision for income taxes	703	—	—	—	—
Net income	30,392	$19,342	$5,713	$25,055	21.3%
Less: net income attributable to noncontrolling interest	16,267
Net income attributable to OppFi Inc.	$14,125

(a) Fair value adjustment of $11.9 million includes net charge-offs of $13.9 million and a fair market value adjustment of ($2.0 million) driven by higher receivables and a higher fair market value mark.
(b) Includes debt amortization costs.

	Nine Months Ended September 30,				Variance
	2021	2020			%
(in thousands, unaudited)	As Reported	As Reported	Fair Value Adjustments	Fair Value Pro Forma

Total revenue	$254,610	$198,693	$37,464	$236,157	7.8%
Total provision	(181)	(62,755)	62,755	—	—
Fair value adjustments (a)	(52,635)	—	(87,470)	(87,470)	39.8
Net revenue	201,794	135,938	12,749	148,687	35.7
Expenses
Sales and marketing	35,114	10,185	15,174	25,539	38.5
Customer operations	30,036	12,359	15,671	28,030	7.2
Technology, products, and analytics	19,669	14,254	—	14,254	38.0
General, administrative, and other	45,687	21,200	—	21,200	115.5
Total expenses before interest expense	130,506	57,998	30,845	88,843	46.9
Interest expense (b)	17,405	16,582	—	16,582	5.0
Income from operations	53,883	61,358	(18,096)	43,262	24.6
Gain of forgiveness of PPP loan	6,444	—	—	—	—
Change in fair value of warrant liability	13,139	—	—	—	—
Income before income taxes	73,466	61,358	(18,096)	43,262	69.8
Provision for income taxes	703	—	—	—	—
Net income	72,763	$61,358	$(18,096)	$43,262	68.2%
Less: net income attributable to noncontrolling interest	58,638
Net income attributable to OppFi Inc.	$14,125

(a) Fair value adjustment of $87.5 million includes net charge-offs of $69.8 million and a fair market value Adjustment of $17.6 million driven by lower receivables and a lower fair market value mark as a result of the COVID-19 pandemic.
(b) Includes debt amortization costs.

Adjusted Revenue

Adjusted revenue is a non-GAAP financial measure defined as our total revenue, as reported, adjusted for the impact of amortization of loan origination costs. Under the fair value option, loan origination costs related to the origination of installment loans are expensed when incurred and are no longer recognized as a part of total revenue. We believe that adjusted revenue is an important measure because it allows management, investors, and our board of directors to evaluate and compare our revenue for period-to-period comparisons of our business, as it removes the effect of differing accounting methodologies.

	Three Months Ended September 30,		Variance
(in thousands, unaudited)	2021	2020	~~%~~
Total revenue	$91,977	$62,759	46.6%
Amortization of loan origination costs	—	10,818	—
Adjusted revenue	$91,977	$73,577	25.0%

	Nine Months Ended September 30,		Variance
	2021	2020	~~%~~
Total revenue	$254,610	$198,693	28.1%
Amortization of loan origination costs	—	37,464	—
Adjusted revenue	$254,610	$236,157	7.8%

Adjusted Net Income and Adjusted EBITDA

Adjusted Net Income is a non-GAAP measure defined as our GAAP net income, adjusted for the impact of our election of the fair value option, further adjusted to eliminate the effect of certain items as shown below as well as adjusting taxes for comparison purposes. We believe that Adjusted Net Income is an important measure because it allows management, investors, and our board of directors to evaluate and compare our operating results from period-to-period by making the adjustments described below.

Adjusted EBITDA is a non-GAAP measure defined as our adjusted net income, and adjusted for the items as shown below including taxes, depreciation and amortization and interest expense. We believe that Adjusted EBITDA is an important measure because it allows management, investors, and our board of directors to evaluate and compare our operating results from period-to-period by making the adjustments described below. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of taxes, certain non-cash items, variable charges, and timing differences.

	Three Months Ended September 30,		Variance
(in thousands, except per share data, unaudited)	2021	2020	~~%~~
Net income	$30,392	$19,342	57.1%
Provision for income taxes	703	—	—
FV adjustments	—	5,713	—
Debt amortization	572	474	20.7
Other addback and one-time expense(a)	(8,825)	450	(2061.1)
Adjusted EBT	22,842	25,979	(12.1)
Less: pro forma taxes(b)	(5,480)	(6,495)	(15.6)
Adjusted net income	17,362	19,484	(10.9)
Pro forma taxes(b)	5,480	6,495	(15.6)
Depreciation and amortization	2,712	1,799	50.8
Interest expense	5,841	4,180	39.7
Business (non-income) taxes	383	444	(13.7)
Net gain/loss on sale of asset	1	—	—
Adjusted EBITDA	$31,779	$32,402	(1.9)%

Adjusted basic and diluted EPS: (c)	$0.21	$—
Adjusted shares outstanding:	84,464,783	—

(a) For the three months ended September 30, 2021, other addback and one-time expense of ($8.8 million) included a ($13.1 million) addback due to the change in fair value of the warrant liabilities, a ($6.4 million) addback due to the gain on forgiveness of the PPP Loan, and a $10.7 million impact to the G&A line item in expenses comprised of: $8.5 million in one-time expenses related to the Business Combination, $3.6 million in other one-time expenses, $0.39 million in profit interest and stock compensation, $0.9 million in the change in fair value of the warrant units outstanding prior to Business Combination, and $0.4 million in other one-time expense. For the three months ended September 30, 2020, other addback and one-time expense included $0.3 million in management fees and $0.2 million in other one-time expense.
(b) Assumes a tax rate of 25% prior to the three months ended September 30, 2021 and a 23.99% after, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes, in order to allow for a comparison with other publicly traded companies.
(c) Prior to the Reverse Recapitalization, all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated, as net income prior to the Business Combination was attributable entirely to OppFi-LLC.

	Nine months ended September 30, 2021		Variance
(in thousands, except per share data, unaudited)	2021	2020	~~%~~
Net income	$72,763	$61,358	18.6%
Provision for income taxes	703	—	—
FV adjustments	—	(18,096)	—
Debt amortization	1,735	1,451	19.6
Other addback and one-time expense(a)	(2,923)	726	(502.6)
Adjusted EBT	72,278	45,439	59.1
Less: pro forma taxes(b)	(17,839)	(11,360)	57.0
Adjusted net income	54,439	34,079	59.7
Pro forma taxes(b)	17,839	11,360	57.0
Depreciation and amortization	7,289	4,775	52.6
Interest expense	15,671	15,131	3.6
Business (non-income) taxes	1,175	1,100	6.8
Net gain/loss on sale of asset	5	—	—
Adjusted EBITDA	$96,418	$66,445	45.1%

Adjusted basic and dilbuted EPS: (c)	$0.64	$—
Adjusted shares outstanding:	84,464,783	—

(a) For the nine months ended September 30, 2021, other addback and one-time expense of ($2.9 million) included a ($13.1 million) addback due to the change in fair value of the warrant liabilities, a ($6.4 million) addback due to the gain on forgiveness of PPP Loan, and a $16.6 million impact to the G&A line item in expenses comprised of: $10.1 million in one-time expenses related to the Business Combination, $1.2 million in profit interest and stock compensation, $4.2 million in the change in fair value of warrant units outstanding prior to Business Combination, and $1.1 million in other one-time expense. For the nine months ended September 30, 2020, other addback and one-time expense included $0.3 million in management fees and $0.5 million in other one-time expense.
(b) Assumes a tax rate of 25% prior to the three months ended September 30, 2021 and a 23.99% tax rate after, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes, in order to allow for a comparison with other publicly traded companies.
(c) Prior to the Reverse Recapitalization, all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated, as net income prior to the Business Combination was attributable entirely to OppFi-LLC.

Adjusted Shares as Reflected in Adjusted Basic and Diluted Earnings Per Share

	Three And Nine Months Ended
	September 30,
(unaudited)	2021	2020
Class A Common Stock outstanding at period end	13,464,542	—
Class V Voting Stock outstanding at period end	96,500,241	—
Elimination of earnouts at period end	(25,500,000)	—
Adjusted shares outstanding	84,464,783	—

	Three Months Ended September 30,
(unaudited)	2021	2020
Adjusted net income (in thousands)	$17,362	$19,484
Adjusted shares outstanding	84,464,783	—
Adjusted basic and diluted EPS:	$0.21	$—

	Nine Months Ended September 30,
(unaudited)	2021	2020
Adjusted net income (in thousands)	$54,439	$34,079
Adjusted shares outstanding	84,464,783	—
Adjusted basic and diluted EPS:	$0.64	$—

Condensed Balance Sheets

Comparison September 30, 2021 and December 31, 2020

The following unaudited table presents our condensed balance sheet as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,	Change
	2021	2020	$	%
Assets
Cash and restricted cash	$56,802	$45,657	$11,145	24.4%
Finance receivables at fair value	334,114	—	334,114	—
Finance receivables at amortized cost, net	1,269	222,243	(220,974)	(99.4)
Other assets	48,469	17,943	30,526	170.1
Total assets	$440,654	$285,843	$154,811	54.2%
Liabilities and stockholders’ equity / members’ equity
Other liabilities	$51,976	$28,406	$23,570	83.0%
Total debt	225,759	158,105	67,654	42.8
Warrant liability	24,506	—	24,506	—
Total liabilities	302,241	186,511	115,730	62.0
Total stockholders’equity / members’ equity	138,413	99,332	39,081	39.3
Total liabilities and stockholders' equity /members’ equity	$440,654	$285,843	$154,811	54.2%

Total cash increased by $11.1 million as of September 30, 2021 compared to December 31, 2020, driven by free cash flow from operations as well as increased borrowings under the Atalaya Credit Agreement and higher utilization of senior debt to finance receivables growth, transaction expenses, and tax distribution. Finance receivables as of September 31, 2021 increased compared to December 31, 2020 due to higher unpaid on-balance sheet principal balances as well as the election of the fair value option in 2021. Other assets as of September 31, 2021 increased by $30.5 million compared to December 31, 2020, driven by the addition of a deferred tax asset of $23.9 million related to the Business Combination, as well as $4.3 million of prepaid expenses and $3.3 million of property, equipment and capitalized technology costs, partially offset by $0.9 million of debt issuance costs.

Other liabilities increased by $23.6 million driven by the creation of a tax receivable agreement liability of $22.9 million related to the business combination. Total debt increased by $67.7 million driven by an increase in utilization of leverage facilities of $49.2 million and a $24.8 million net impact of the corporate credit facility refinancing, offset by $6.4 million of loan forgiveness of the PPP loan. Total equity increased by $39.1 million driven by net income for the first nine months of $72.8 million and impact of adoption of the fair value method of accounting of $69.4 million, partially offset by distributions of $50.8 million and transaction related adjustments to equity of $52.3 million.

Liquidity and Capital Resources

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over three years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of September 30, 2021 (in thousands):

	September 30, 2021	December 31, 2020
Unrestricted cash	$27,627	$25,601
Undrawn debt	$225,536	$338,108

As of September 30, 2021, we had $27.6 million in unrestricted cash, an increase of $2.0 million from December 31, 2020. As of September 30, 2021, we had an additional $225.5 million of unused debt capacity under our financing facilities for future availability, representing a 52% overall undrawn capacity, a decrease from $338.1 million as of December 31, 2020. The reduction in undrawn debt was due to funding of receivables growth, transaction expenses related to the Business Combination, and tax distributions covering the full year 2020 and 2021 quarterly estimates. Including total financing commitments of $433.0 million, and cash on the balance sheet of $56.8 million, we had approximately $490 million in funding capacity as of September 30, 2021.

We believe that our unrestricted cash, undrawn debt and funds from operating income will be sufficient to meet our liquidity needs for at least the next 12 months from the date of this Quarterly Report. Our future capital requirements will depend on multiple factors, including our revenue growth, aggregate receivables balance, interest expense, working capital requirements, cash provided by and used in operating, investing and financing activities and capital expenditures.

To the extent our unrestricted cash balances, funds from operating income and funds from undrawn debt are insufficient to satisfy our liquidity needs in the future, we may need to raise additional capital through equity or debt financing and may not be able to do so on terms acceptable to it, if at all. If we are unable to raise additional capital when needed, our results of operations and financial condition could be materially and adversely impacted.

Cash Flows

The following table presents cash provided by (used in) operating, investing and financing activities during the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Net cash provided by operating activities	$120,090	$143,419	$(23,329)	(16.3)%
Net cash used in investing activities	(109,979)	(43,653)	(66,326)	(151.9)
Net cash provided by (used in) financing activities	1,034	(91,529)	92,563	101.1
Net increase in cash, cash equivalents and restricted cash	$11,145	$8,237	$2,908	35.3%

Operating Activities

Net cash provided by operating activities was $120.1 million for the nine months ended September 30, 2021. This was a decrease of $23.3 million from the $143.4 million of cash provided by operating activities for the nine months ended September 30, 2020. Cash provided by operating activities decreased due to higher expenses in 2021, driven by higher marketing costs due to higher originations, as well as an increase in salaries and employee benefits, and increased investment in technology infrastructure.

Investing Activities

Net cash used in investing activities was $110.0 million for the nine months ended September 30, 2021. This was an increase of $66.3 million from the $43.7 million of cash used in investing activities during the nine months ended September 30, 2020, due to higher finance receivables originated, partially offset by higher finance receivables repaid.

Financing Activities

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2021. This was $92.6 million higher than the $91.5 million of cash used in financing activities for the nine months ended September 30, 2020, primarily due to an increase in net advances in senior debt lines of credit, partially offset by an increase in member distributions and capitalized transaction costs.

Financing Arrangements

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. The following is a summary of OppFi’s borrowings as of September 30, 2021 (in thousands):

					Interest Rate as of
		Borrowing	September 30,	December 31,	September 30, 2021,		Maturity
Purpose	Borrower(s)	Capacity	2021	2020	Except as Noted		Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$38,036	$19,791	$16,025	15.00%		December 2021
Senior debt
Revolving line of credit	OppFi-LLC	$—	$—	$5,000	LIBOR plus 2.50%		February 2022
Revolving line of credit	Opportunity Funding SPE III, LLC	175,000	87,500	59,200	LIBOR plus 6.00%		January 2024
Revolving line of credit	Opportunity Funding SPE V, LLC	75,000	37,500	24,222	LIBOR plus 7.25%		April 2023
Revolving line of credit	Opportunity Funding SPE VI, LLC	50,000	25,000	16,148	LIBOR plus 7.25%		April 2023
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	45,000	7,500	12,506	LIBOR plus 3.85%		February 2024
Total revolving lines of credit		345,000	157,500	117,076
Term loan, net	OppFi-LLC	50,000	48,468	14,650	LIBOR plus 10.00%		March 2025
Total senior debt		$395,000	$205,968	$131,726
Subordinated debt	OppFi-LLC	$—	$—	$4,000	14.00%	(1)	December 2023
Other debt	OppFi-LLC	$—	$—	$6,354	1.00%	(2)	April 2022

(1) Interest rate as of 12/31/2020 and for the subsequent period thru and until loan was repaid
(2) Interest rate as of 12/31/2020 and for the subsequent period thru and until loan was forgiven

The following is a discussion of our current credit facilities.

Amended and Restated Program Agreement with Midtown Madison Management, LLC and Funds of Atalaya Capital Management (Opportunity Funding SPE II, LLC)

OppFi-LLC and Opportunity Funding SPE II, LLC, a wholly owned subsidiary of OppFi-LLC (“SPE II”), are parties to an Amended and Restated Program Agreement, originally entered into on August 1, 2017 (as amended to date, the “Program Agreement”), with Midtown Madison Management, LLC, as purchaser agent (“Purchaser Agent”) for funds of Atalaya Capital Management (the “Program Purchasers”). Pursuant to the terms of the Program Agreement and related participation purchase and sale agreements, the Program Purchasers have agreed to purchase from SPE II up to $165.0 million of 97.5% participation interests in: (i) finance receivables directly originated by OppFi-LLC and acquired by SPE II and (ii) participation rights in the economic interests of finance receivables originated by OppFi-LLC’s bank partners on our platform and acquired by SPE II. Pursuant to the terms of the Program Agreement, the Program Purchasers earn a preferred return of 15% on the participation interests purchased and a performance fee after the preferred return has been satisfied.

SPE II has certain repurchase obligations with respect to participation interests purchased by the Program Purchasers if representations and warranties made by SPE II with respect thereto are not accurate when made. Pursuant to a servicing agreement, OppFi-LLC has agreed to service the finance receivables and participation rights, as applicable, purchased by SPE II and the participation interests therein purchased by the Program Purchasers. The obligations of SPE II under the Program Agreement are secured by substantially all of the assets of SPE II.

The Purchaser Agent may at any time refuse to purchase participation interests pursuant to the Program Agreement, provided that following such a refusal, SPE II will have the right to terminate the Program Agreement at any time and for any reason, in its sole discretion, upon giving five business days notice to the Purchaser Agent.

The Program Agreement contains certain customary representations and warranties and affirmative and negative covenants, including minimum tangible net worth and liquidity and performance metrics related to the participation interests purchased by the Program Purchasers, and provides for certain events of default, including, but not limited to, a cross-default on certain other debt obligations and bankruptcy or insolvency events, subject to customary cure periods, as applicable.

Senior Secured Multi-Draw Term Loan Facility with Midtown Madison Management, LLC and Funds of Atalaya Capital Management

OppFi-LLC is party to that certain Senior Secured Multi-Draw Term Loan Facility with Midtown Madison Management, LLC as agent for Atalaya Special Opportunities Fund VII LP (together with the other affiliated funds that became lenders party thereto, the “Atalaya Lenders”), originally entered into on November 9, 2018 (as amended to date, the “Atalaya Term Loan Facility”). The Atalaya Term Loan Facility provides for maximum term loan commitments by the Atalaya Lenders of up to $50,000,000, substantially all of which has been drawn by OppFi-LLC.

The Atalaya Term Loan Facility bears interest at the one-month LIBOR rate plus 10% (subject to customary LIBOR replacement provisions), subject to a LIBOR floor of 2.00%, payable monthly in arrears.

OppFi-LLC’s obligations under the Atalaya Term Loan Facility are secured by all of OppFi-LLC’s assets, other than the assets and equity interests of the SPEs, and are guaranteed by all of its subsidiaries, other than the SPEs.

The Atalaya Term Loan Facility is subject to a borrowing base and various financial covenants, including maximum consolidated debt to EBITDA ratio and minimum consolidated fixed charge coverage ratio and liquidity. Outstanding obligations under the Atalaya Term Loan Facility may be prepaid beginning on September 30, 2022, subject to prepayment premiums. In addition, OppFi-LLC is subject to certain mandatory prepayment requirements in the event its borrowings under the Atalaya Term Loan Facility exceed its borrowing base. The Atalaya Term Loan Facility contains certain customary representations and warranties and affirmative and negative covenants, including with respect to dividends and other restricted payments. Outstanding obligations under the Atalaya Term Loan Facility, including unpaid principal and interest, are due on March 30, 2025 unless there is an earlier event of default such as bankruptcy, default on interest payments, a cross default on certain other debt obligations, or failure to perform or observe covenants, at which point the obligations may become due earlier, and additional default interest is due in addition to any other amounts owed and payable while such events of default are ongoing.

In connection with entering into the Atalaya Term Loan Facility and certain amendments thereto, OppFi-LLC issued to Midtown Madison Management, LLC, as agent for the Atalaya Lenders, warrants to purchase equity interests in OppFi-LLC.

These warrants were transferred to affiliates of the Atalaya Lenders and were automatically exercised in connection with the Closing, and such affiliates of the Atalaya Lenders became Members. In connection with the execution of the OppFi A&R LLCA, such equity interests were recapitalized into Retained OppFi Units representing less than 1% of the outstanding OppFi Units immediately following the Closing.

Amended and Restated Revolving Credit Agreement with Ares Agent Services, L.P. (Opportunity Funding SPE III, LLC)

OppFi-LLC, Opportunity Funding SPE III, LLC, a wholly owned subsidiary of OppFi-LLC (“SPE III”), OppWin, LLC a wholly owned subsidiary of OppFi-LLC (“OppWin”), and the other credit parties and guarantors thereto, are parties to an Amended and Restated Revolving Credit Agreement, originally entered into on January 31, 2020 (as amended to date, the “Ares SPE III Credit Agreement”), with Ares Agent Services, L.P., as administrative agent and collateral agent (“Ares”), and the lenders party thereto. The Ares SPE III Credit Agreement provides for a senior secured asset-backed revolving credit facility with maximum available borrowings for SPE III, as borrower, of $175 million.

Borrowings under the Ares SPE III Credit Agreement are secured by substantially all of the assets of SPE III. Pursuant to receivables purchase agreements, SPE III has agreed to purchase from OppFi-LLC and OppWin, as applicable, (i) finance receivables directly originated by OppFi-LLC and (ii) participation rights in the economic interests of finance receivables originated by OppFi-LLC’s bank partners on our platform. OppFi-LLC and OppWin have certain repurchase obligations with respect to finance receivables or participation rights purchased by SPE III if representations and warranties made by OppFi-LLC or OppWin, as applicable, with respect thereto are not accurate when made. Pursuant to a servicing agreement, OppFi-LLC has agreed to service the finance receivables and participation rights, as applicable, purchased by SPE III.

Libor Rate Loans (as defined in the Ares SPE III Credit Agreement) bear interest at a floating rate that is the greater of (i) 2.00% and (ii) one-month LIBOR, plus 6.00% (subject to customary LIBOR replacement provisions), and Base Rate Loans (as defined in the Ares SPE III Credit Agreement) bear interest at the Base Rate (as defined in the Ares SPE III Credit Agreement), plus 6.00%. Interest is payable monthly in arrears, and any amounts due under the Ares SPE III Credit Agreement may be prepaid voluntarily subsequent to its first anniversary upon notice to Ares, subject to the borrowing base limitations and other customary conditions and further subject in certain cases to prepayment premiums and minimum utilization penalties. Borrowings under the Ares SPE III Credit Agreement are subject to a borrowing base.

The Ares SPE III Credit Agreement is scheduled to mature on January 31, 2024, and all outstanding amounts thereunder are due on such date.

The Ares SPE III Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including with respect to dividends and other restricted payments, various financial covenants, including minimum adjusted tangible net worth, liquidity, earnings and maximum senior leverage ratio, and performance metrics related to the finance receivables and participation rights purchased by SPE III, and provides for certain events of default, including, but not limited to, failure to pay any principal, interest or other amounts when due, failure to perform or observe covenants, cross-default on certain other debt obligations and bankruptcy or insolvency events, subject to customary cure periods, as applicable. Amounts owed by OppFi-LLC under the Ares SPE III Credit Agreement could be accelerated and become immediately due and payable following the occurrence an event of default, and additional default interest is due in addition to any other amounts owed and payable while such events of default are ongoing.

Revolving Credit Agreement with BMO Harris Bank, N.A. (Opportunity Funding SPE IV, LLC and SalaryTap Funding SPE, LLC)

OppFi-LLC, SPE IV, STF Borrower, OppWin, and the other credit parties and guarantors thereto, are parties to the BMO Credit Agreement with BMO as administrative agent and collateral agent, and the lenders party thereto. The BMO Credit Agreement provides for a senior secured reserve-based revolving credit facility with maximum available borrowings for SPE IV and STF Borrower, as borrowers, of $45 million, which may be increased in accordance with the terms thereof, and an accordion feature of $30 million.

Borrowings under the BMO Credit Agreement are secured by substantially all of the assets of SPE IV and STF Borrower, respectively. Pursuant to receivables purchase agreements, SPE IV and STF Borrower have each agreed to purchase from OppFi-LLC and OppWin, as applicable, (i) finance receivables directly originated by OppFi-LLC and (ii) participation rights in the economic interests of finance receivables originated by OppFi-LLC’s bank partners on our platform. OppFi-LLC and OppWin have certain repurchase obligations with respect to finance receivables or participation rights purchased by SPE IV and STF Borrower if representations and warranties made by OppFi-LLC or OppWin, as applicable, with respect thereto are not accurate when made. Pursuant to a servicing agreement, OppFi-LLC has agreed to service the finance receivables (including SalaryTap receivables) and participation rights, as applicable, purchased by SPE IV and STF Borrower, respectively.

Borrowings under the BMO Credit Agreement bear interest at a floating rate that is the greater of (i) 0.50% and (ii) LIBOR plus 4.25% (subject to customary LIBOR replacement provisions). Interest is payable monthly in arrears, and any amounts due under the BMO Credit Agreement may be prepaid voluntarily from time to time upon notice to BMO, subject to the borrowing base limitations and other customary conditions and generally without premium or penalty. Borrowings under the BMO Credit Agreement are subject to a borrowing base.

The BMO Credit Agreement is scheduled to terminate on August 19, 2023, and all outstanding amounts thereunder are due no later than six months following such date.

The BMO Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including with respect to dividends and other restricted payments, various financial covenants, including minimum adjusted tangible net worth, liquidity, earnings and maximum senior leverage ratio, and performance metrics related to the finance receivables and participation rights purchased by SPE IV and STF Borrower, respectively, and provides for certain events of default, including, but not limited to, failure to pay any principal, interest or other amounts when due, failure to perform or observe covenants, cross-default on certain other debt obligations and bankruptcy or insolvency events, subject to customary cure periods, as applicable. Amounts owed by OppFi-LLC under the BMO Credit Agreement could be accelerated and become immediately due and payable following the occurrence an event of default, and additional default interest is due in addition to any other amounts owed and payable while such events of default are ongoing.

OppFi-LLC has provided a guaranty of the obligations of SPE IV and STF Borrower, respectively, under the BMO Credit Agreement.

Revolving Credit Agreement with Midtown Madison Management, LLC and Funds of Atalaya Capital Management (Opportunity Funding SPE V, LLC and Opportunity Funding SPE VII, LLC)

OppFi-LLC, SPE V, SPE VII, OppWin, and the other credit parties and guarantors thereto, are parties to the Atalaya Credit Agreement, with Atalaya, and the various funds of Atalaya Capital Management party thereto as lenders. The Atalaya Credit Agreement provides for a senior secured reserve-based revolving credit facility with maximum available borrowings for SPE V and SPE VII, as borrowers, of $75 million, subject to certain requirements to borrow pro rata from the Atalaya Credit Agreement and the Ares SPE VI Credit Agreement (as defined below).

Borrowings under the Atalaya Credit Agreement are secured by substantially all of the assets of SPE V and SPE VII, respectively. Pursuant to receivables purchase agreements, SPE V and SPE VII have each agreed to purchase from OppFi-LLC and OppWin, as applicable, (i) finance receivables directly originated by OppFi-LLC and (ii) participation rights in the economic interests of finance receivables originated by OppFi-LLC’s bank partners on our platform. OppFi-LLC and OppWin have certain repurchase obligations with respect to finance receivables or participation rights purchased by SPE V and SPE VII, respectively, if representations and warranties made by OppFi-LLC or OppWin, as applicable, with respect thereto are not accurate when made. Pursuant to a servicing agreement, OppFi-LLC has agreed to service the finance receivables (including OppFi Card receivables) and participation rights, as applicable, purchased by SPE V and SPE VII, respectively.

Libor Rate Loans (as defined in the Atalaya Credit Agreement) bear interest at a floating rate that is the greater of (i) 2.25% and (ii) one-month LIBOR, plus 7.25%, and Base Rate Loans (as defined in the Atalaya Credit Agreement) bear interest at the Base Rate (as defined in the Atalaya Credit Agreement), plus 7.25%. Interest is payable monthly in arrears, and any amounts due under the Atalaya Credit Agreement may be prepaid voluntarily subsequent to its first anniversary upon notice to Atalaya, subject to the borrowing base limitations and other customary conditions and further subject in certain cases to prepayment premium and minimum utilization penalties. Borrowings under the Atalaya Credit Agreement are subject to a borrowing base.
The Atalaya Credit Agreement is scheduled to mature on April 15, 2024, and all outstanding amounts thereunder are due on such date.

The Atalaya Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including with respect to dividends and other restricted payments, various financial covenants, including minimum adjusted tangible net worth, liquidity, earnings and maximum senior leverage ratio, and performance metrics related to the finance receivables and participation rights purchased by SPE V and SPE VII, respectively, and provides for certain events of default, including, but not limited to, failure to pay any principal, interest or other amounts when due, failure to perform or observe covenants, cross-default on certain other debt obligations and bankruptcy or insolvency events, subject to customary cure periods, as applicable. Amounts owed by OppFi-LLC under the Atalaya Credit Agreement could be accelerated and become immediately due and payable following the occurrence an event of default, and additional default interest is due in addition to any other amounts owed and payable while such events of default are ongoing.

Revolving Credit Agreement with Ares Agent Services, L.P. (Opportunity Funding SPE VI, LLC)

OppFi-LLC, Opportunity Funding SPE VI, LLC, a wholly owned SPV subsidiary of OppFi-LLC (“SPE VI”), OppWin, and the other credit parties and guarantors thereto, are parties to a Revolving Credit Agreement, originally entered into on April 15, 2019 (as amended to date, the “Ares SPE VI Credit Agreement”), with Ares and the lenders party thereto. The Ares SPE VI Credit Agreement provides for a senior secured asset-backed revolving credit facility with maximum available borrowings for SPE VI, as borrower, of $50 million, subject to certain requirements to borrow pro rata from the Ares SPE VI Credit Agreement and the Atalaya Credit Agreement.

Borrowings under the Ares SPE IV Credit Agreement are secured by substantially all of the assets of SPE VI. Pursuant to receivables purchase agreements, SPE VI has agreed to purchase from OppFi-LLC and OppWin, as applicable, (i) finance receivables directly originated by OppFi-LLC and (ii) participation rights in the economic interests of finance receivables originated by OppFi-LLC’s bank partners on our platform. OppFi-LLC and OppWin have certain repurchase obligations with respect to finance receivables or participation rights purchased by SPE VI if representations and warranties made by OppFi-LLC or OppWin, as applicable, with respect thereto are not accurate when made. Pursuant to a servicing agreement, OppFi-LLC has agreed to service the finance receivables and participation rights, as applicable, purchased by SPE VI.

Libor Rate Loans (as defined in the Ares SPE VI Credit Agreement bear interest at a floating rate that is the greater of (i) 2.25% and (ii) one-month LIBOR, plus 7.25%, and Base Rate Loans (as defined in the Ares SPE VI Credit Agreement) bear interest at the Base Rate (as defined in the Ares SPE VI Credit Agreement), plus 7.25%. Interest is payable monthly in arrears, and any amounts due under the Ares SPE VI Credit Agreement may be prepaid voluntarily subsequent to its first anniversary upon notice to Ares, subject to the borrowing base limitations and other customary conditions and further subject in certain cases to prepayment premium and minimum utilization penalties. Borrowings under the Ares SPE VI Credit Agreement are subject to a borrowing base.

The Ares SPE VI Credit Agreement is scheduled to terminate on April 15, 2023, and all outstanding amounts thereunder are due on such date.

The Ares SPE VI Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including with respect to dividends and other restricted payments, various financial covenants, including minimum adjusted tangible net worth, liquidity, earnings and maximum senior leverage, ratio, and performance metrics related to the finance receivables and participation rights purchased by SPE VI, and provides for certain events of default, including, but not limited to, failure to pay any principal, interest or other amounts when due, failure to perform or observe covenants, cross-default on certain other debt obligations and bankruptcy or insolvency events, subject to customary cure periods, as applicable. Amounts owed by OppFi-LLC under the Ares SPE VI Credit Agreement could be accelerated and become immediately due and payable following the occurrence of an event of default, and additional default interest is due in addition to any other amounts owed and payable while such events of default are ongoing.

Off Balance Sheet Arrangements

In Texas and Ohio, OppFi-LLC previously arranged for consumers to obtain finance receivable products from independent third-party lenders as part of the CSO Program. For the consumer finance receivable products originated by the third-party lenders under the CSO Program, the lenders were responsible for providing the criteria by which the consumer's application was underwritten and, if approved, determining the amount of the finance receivable. When a consumer executed an agreement with OppFi-LLC under the CSO Program, OppFi-LLC agreed, for a fee payable to OppFi-LLC by the consumer, to provide certain services to the consumer, one of which was to guarantee the consumer's obligation to repay the finance receivable obtained by the consumer from the third-party lender if the consumer failed to do so.
On April 23, 2019, the Company discontinued the CSO Program in Ohio and no new finance receivables were originated through this program after that date. As of September 30, 2021, there were no finance receivables remaining under the CSO Program in Ohio.

On March 19, 2021, the Company discontinued the CSO Program in Texas. As of September 30, 2021, there were no finance receivables remaining under the CSO Program in Texas.

The guarantees represented an obligation to purchase specific finance receivables that are delinquent, secured by a collateral account established in favor of the respective lenders.

As of December 31, 2020, the unpaid principal balance of off-balance sheet active finance receivables which were guaranteed by the Company was $19.7 million. Upon the election of the fair value option for installment loan finance receivables on January 1, 2021, the Company released the reserve for repurchase liabilities as the income rights and related losses were included in the valuation of finance receivables at fair value, which was included in the fair value adjustment to retained earnings. As of December 31, 2020, the Company recorded a reserve for repurchase liabilities of $4.2 million, which represents the liability for estimated losses on finance receivables guaranteed. The Company used a similar methodology for determining the reserve for repurchase liabilities as it does for calculating the allowance for credit losses on finance receivables.

Under the terms of the CSO Program, the Company was required to maintain a restricted cash balance equal to the guaranty, which is determined and settled on a weekly basis. On a daily basis, a receivable and/or payable is recorded to recognize the outstanding settlement balance. As of December 31, 2020, the restricted cash balance held in a federally insured bank account related to the CSO Program was $3.1 million. As of December 31, 2020, there was a payable balance of $0.8 million related to settlement which was included in accrued expenses on the consolidated balance sheets.
Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with GAAP requires OppFi to make estimates and judgments that affect reported amounts of assets, liabilities, income and expenses and related disclosures. OppFi bases estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. To the extent that there are differences between OppFi’s estimates and actual results, OppFi’s future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the OppFi’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing OppFi’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require OppFi to make difficult, subjective or complex judgments about matters that are inherently uncertain.

–Valuation of installment receivables accounted for under the fair value options;
–Determination of the allowance for credit losses;
–Valuation of the public and private warrants
Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Fair value is determined using different inputs and assumptions based upon the instrument being valued. Where observable market prices from transactions for identical assets or liabilities are not available, we identify market prices for similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, we look to other modeling techniques, which often incorporate unobservable inputs which are inherently subjective and require significant judgment. Fair value estimates requiring significant judgments are determined using various inputs developed by management with the appropriate skills, understanding and knowledge of the underlying asset or liability to ensure the development of fair value estimates is reasonable. In certain cases, our assessments, with respect to assumptions market participants would make, may be inherently difficult to determine, and the use of different assumptions could result in material changes to these fair value measurements.

Installment Finance Receivables: To derive the fair value, OppFi generally utilizes discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that OppFi believes a market participant would require.

Warrants: OppFi holds public and private placement warrants that are recorded as a liability on the consolidated balance sheets. These liabilities are subjected to remeasurement at each balance sheet date and are recorded at fair value. We value Public Warrants at market price based on a quoted price in the marketplace. For Private Placement Warrants, Private Units Warrants and Underwriter Warrants, we estimate the fair value using a Monte Carlo simulation model. This model utilizes unobservable inputs, including expected volatility, risk-free interest rate, and expected term. These inputs may be influenced by several factors that can change significantly and are difficult to predict. These estimates are inherently risky and require significant judgment on the part of management.

Allowance for Credit Losses: Effective, January 1, 2021, OppFi adopted ASU 2016-13, replacing their incurred loss impairment methodology with the current expected credit losses methodology for their SalaryTap and OppFi Card finance receivables. The allowance for credit losses represents management’s best estimate of current expected credit losses over the life of these portfolios. Estimating credit losses requires judgment in determining loan specific attributes impacting the borrower’s ability to repay contractual obligations. The allowance for credit losses is assessed at each balance sheet date and adjustments are recorded in the provision for credit losses on finance receivables. The allowance is currently estimated using market data for determining anticipated credit losses of its SalaryTap and OppFi Card finance receivables until sufficient internal data exists. Management believes its allowance is adequate to absorb the expected life of loan credit losses as of the balance sheet date. Actual losses incurred may differ materially from management’s estimates.

Changes in these estimates, that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, would have a material impact on the Company’s financial position, results of operations or liquidity.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Following the issuance of the SEC statement, on April 22, 2021, FGNA concluded that it was appropriate to restate its previously issued audited financial statements as of and for the period ended December 31, 2020, and as part of such process, FGNA identified a material weakness in its internal control over financial reporting. As the accounting acquirer in the Business Combination, we inherited this material weakness and the accounting for the Warrants. We have taken steps to remediate this material weakness through the formalization of accounting policies and controls, hiring of additional qualified accounting and finance personnel, and engagement of financial consultants.

With the exception of changes made in response to the SEC Staff Statement noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See the “Legal contingencies” section of Note 14 of the notes to our consolidated financial statements (unaudited) of Part I, “Item 1 Financial Statements.”
ITEM 1A.    RISK FACTORS
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Registration Statement on Form S-1 (File No. 333-25869), as amended, originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2021 (the “Registration Statement”). The significant risk factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Registration Statement. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks that we currently do not know about or currently view as immaterial may also materially adversely affect our business, financial condition, or operating results.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Exhibit Description

10.1
Seventh Amendment to Senior Secure Multi-Draw Term Loan Facility, dated November 3, 2021 by and among Opportunity Financial, LLC, the other credit parties party thereto, the Lenders party thereto, and Midtown Madison Management LLC.

10.2†
Eighth Amendment to Senior Secured Multi-Draw Term Loan Facility dated November 10, 2021, by and among Opportunity Financial, LLC, the other credit parties party thereto, the Lenders party thereto, and Midtown Madison Management LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
† Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item (601)(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021	Opportunity Financial, LLC.

	By:	/s/ Shiven Shah
Shiven Shah
Chief Financial Officer (Principal Financial Officer)
(On behalf of the Registrant and as Principal Financial Officer)