Form 10-Q/A
period 2021-09-30
OppFi Inc.
filed 2021-11-16
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q/A
Amendment No. 1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 15, 2021, there were 13,464,542 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B commons stock, par value $0.0001 per share and 96,500,241 shares of Class V common stock, par value $0.0001 per share, issued and outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as originally filed with the Securities and Exchange Commission on November 15, 2021 (the “Original Report”), is being filed in order to correct the signature on the Original Report.

The Company is also updating the Exhibit Index and certifications of its Principal Executive and Principal Financial Officers contained in Exhibits 31.1, 31.2, 32.1 and 32.2. Except for the foregoing, no other changes have been made to the Original Report. This Amendment No. 1 does not modify or update in any way other disclosures made in the Original Report.

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

Immediately after giving effect to the Business Combination, there were 12,977,690 issued and outstanding shares of Class A Common Stock (giving effect to shares redeemed in connection with the Business Combination and 3,443,750 shares of Class A Common Stock issued upon the conversion of the Class B Common Stock). Shortly after, and as a result of the Business

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Combination, a lender converted its OppFi Units, resulting in an additional 486,852 shares of Class A Common Stock issued and outstanding for a total of 13,464,542 shares of Class A Common Stock issued and outstanding at September 30, 2021. On the business day following the Closing, FGNA’s public units automatically separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security and were delisted from the NYSE.

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

10.1
Seventh Amendment to Senior Secure Multi-Draw Term Loan Facility, dated November 3, 2021 by and among Opportunity Financial, LLC, the other credit parties party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 001-39550) filed with the SEC on November 15, 2021).

10.2†
Eighth Amendment to Senior Secured Multi-Draw Term Loan Facility dated November 10, 2021, by and among Opportunity Financial, LLC, the other credit parties party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (File No. 001-39550) filed with the SEC on November 15, 2021).

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

Date: November 16, 2021	OppFi Inc.

	By:	/s/ Shiven Shah
	Name:	Shiven Shah
	Title:	Chief Financial Officer (Principal Financial Officer)
(On behalf of the Registrant and as Principal Financial Officer)