Form 10-K
period 2021-12-31
OppFi Inc.
filed 2022-03-11
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Not Applicable
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
Yes ☐No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐No ☒
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of shares of voting and non-voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $248,678,589 based on a $10.21 closing price per share as reported on the New York Stock Exchange on such date.
As of March 9, 2022, there were 13,631,484 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 96,338,474 shares of Class V common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K includes references to portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (“Definitive Proxy Statement”). The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report includes “forward-looking statements” within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of COVID-19 on our business, the impact of stimulus or other government programs, the risk that the business combination disrupts current plans and operations, the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain our key employees, costs related to the business combination, changes in applicable laws or regulations, the possibility that we may be adversely affected by other economic, business, and/or competitive factors and other risks contained in the section captioned “Risk Factors” on page 25. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     BUSINESS

Unless the context otherwise requires, all references in this section to “OppFi” refers to Opportunity Financial, LLC (“OppFi-LLC”) and its subsidiaries prior to the consummation of the Business Combination, or to OppFi Inc. and its subsidiaries from and after the Business Combination. OppFi’s business and the industry in which OppFi operates is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” and elsewhere in this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by OppFi.

On July 20, 2021 (“Closing Date”), OppFi completed a business combination pursuant to the Business Combination Agreement (“Business Combination Agreement”), dated as of February 9, 2021, by and among FG New America Acquisition Corp. (“FGNA”), OppFi-LLC, a Delaware limited liability company, OppFi Shares, LLC (“OFS”), a Delaware limited liability company, and Todd Schwartz (“Members’ Representative”), in his capacity as the representative of the members of OppFi-LLC (“Members”) immediately prior to the closing (“Closing”) of the transactions contemplated by the Business Combination Agreement (“Business Combination”). At the Closing, FGNA changed its name to “OppFi Inc.” OppFi’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and redeemable warrants exercisable for Class A Common Stock (“Public Warrants”) are listed on the New York Stock Exchange (“NYSE”) under the symbols “OPFI” and “OPFI WS,” respectively.

Following the Closing, OppFi is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of December 31, 2021, OppFi owned approximately 12.4% of the OppFi Units and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.
Industry, Market and Other Data
Unless otherwise indicated, estimates and information concerning OppFi’s industry and the market in which OppFi operates contained in this report, including OppFi’s general expectations, market position, market opportunity, and market size, are based on industry publications and reports generated by third-party providers, other publicly available studies, and its internal sources and estimates. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. Although OppFi is responsible for all of the disclosure contained in this section of the report captioned “Information About OppFi” and OppFi believes the information from the industry publications and other third-party sources included in this report is reliable, OppFi has not independently verified the accuracy or completeness of the data contained in such sources. The content of, or accessibility through, the below sources and websites, except to the extent specifically set forth in this report, does not constitute a portion of this report and is not incorporated herein, and any websites are an inactive textual reference only.
The source of certain statistical data, estimates and forecasts contained in this report are the following independent industry publications or reports:
•Brevoort, Kenneth P. Grimm, Philipp and Kambara, Michelle, “Data Point: Credit Invisibles,” Consumer Financial Protection Bureau, accessed July 15, 2016, http://files.consumerfinance.gov/f/201505_cfpb_data-point-credit-invisibles.pdf.
•Chen, Lisa, and Gregory Elliehausen (2020). “The Cost Structure of Consumer Finance Companies and Its Implications for Interest Rates: Evidence from the Federal Reserve Board’s 2015 Survey of Finance Companies,” FEDS Notes. Washington: Board of Governors of the Federal Reserve System, August 03, 2020, https://doi.org/10.17016/2380-7172.2610.
•Elkins, Kathleen. “Here’s how much money Americans have in their savings accounts.” CNBC.com, Sept 13, 2017.
•Farrell, Diana, Greig, Fiona, Chenxi, Yu, “Weathering Volatility 2.0: A Monthly Stress Test to Guide Savings,” J.P. Morgan Chase & Co. Institute, October 2019, accessed March 12, 2021, https://www.jpmorganchase.com/content/ dam/jpmc/jpmorgan-chase-and-co/institute/pdf/institute-volatility-cash-buffer-executive-summary.pdf.

•Friedman, Zack. “78% Of Workers Live Paycheck To Paycheck.” Forbes.com, January 11, 2019.
•Graham, Karen and Golden, Elaine (2019). “Financially Underserved Market Size Study 2019,” https://s3.amazonaws.com/cfsi-innovation-files-2018/wp-content/uploads/2020/01/31170215/2019-Market-Size-Report.pdf.
•Hard, Kausar. et. al. “UNEQUAL ACCESS TO CREDIT: The Hidden Impact of Credit Constraints.” NewYorkFed.org, 2019.
As disclosed in this report, the Net Promoter Scores for the lending programs of OppFi’s banking partners are 85. The Net Promoter Scores were derived through a third-party service that administers surveys to loan applicants immediately following the applicants’ acceptance of a loan on OppFi’s platform. Net Promoter Scores are calculated based on responses measured on a scale of zero to ten to the survey question, “How likely are you to recommend OppLoans to a friend?” Responses of nine or 10 are considered “promoters,” responses of seven or eight are considered neutral or “passives,” and responses of six or less are considered “detractors.” The percentage of detractors is subtracted from the percentage of promoters to obtain the Net Promoter Score using the methodology developed by Bain & Company, Inc. References to OppFi’s bank partners’ Net Promoter Scores are based on survey data gathered in 2020. Net promoter score for the bank industry are based on 2016 Net Promoter Score Benchmarks Study by the Qualtrics XM Institute (formerly Temkin Group).
Company Overview
OppFi is a leading financial technology platform that powers banks to offer accessible lending products through its proprietary technology and artificial intelligence, or AI, and a top-rated experience. OppFi’s primary mission is to facilitate financial inclusion and credit access to the 60 million everyday consumers who lack access to traditional credit through best available products and an unwavering commitment to its customers. Unlike payday loans, earned wage access and similar credit products that often lack transparency, fairness, and ability to repay guidelines, OppFi is dedicated to offering the best possible product and service at the best possible price. The average installment loan facilitated by OppFi’s platform is $1,500, payable in monthly installments and with an average contractual term of 11 months. Payments are reported to the three major credit bureaus. OppFi’s dedication to borrowers is further evidenced by its “TurnUp” process described below and most importantly, by its exceptionally high customer satisfaction ratings.

OppFi is a leading mission-driven financial technology platform that powers banks to offer accessible lending products and a top-rated experience to everyday consumers. OppFi partners with banks to facilitate short-term lending options for everyday consumers who lack access to mainstream financial products. OppFi’s AI-enabled financial technology platform focuses on helping these everyday consumers who lack access to traditional credit products to build a better financial path. Consumers on OppFi’s platform benefit from higher approval rates and a highly automated, transparent, efficient, and fully digital experience. OppFi’s bank partners benefit from its turn-key, outsourced marketing, data science, and proprietary technology to digitally acquire, underwrite and service these everyday consumers. Since inception, OppFi has facilitated more than $3.3 billion in gross loan issuance covering over 2 million loans.
OppFi’s “Everyday Consumers” are median U.S. consumers, who are employed, have bank accounts, and earn median wages. Some have experienced a hardship or emergency and need a loan; others are struggling to make ends meet; while others have unplanned expenses, like buying a computer for their child who is in remote school due to COVID-19, for which they did not have money budgeted. When they apply for a loan through a bank, they are often rejected due to their credit score.
The OppFi solution begins with an approximately 5-minute mobile-optimized online application which, at the applicant’s request, feeds into its “TurnUp” process, which performs a search for mainstream lower cost credit products that offer an annual percentage rate, or APR, of less than 36%. Approximately 90% of the time, no offers of lower credit are returned. If no mainstream credit options are available, the application is processed through OppFi’s proprietary underwriting platform. OppFi’s AI-enabled underwriting platform utilizes alternative metrics to determine customers’ creditworthiness. OppFi’s proprietary algorithms are validated by bank partners to facilitate their underwriting processes. These algorithms ignore traditional credit scores, which are typically not the most accurate predictor of this consumer’s ability and willingness to repay.1 OppFi’s solution is based on the belief that everyday consumers can be provided credit in a way that is both accessible and affordable.
OppFi collects and calculates over 500 attributes on loan applications for uses in loan decisions. These attributes are based on data from credit bureaus, bank transactions and loan applications. Using this information, OppFi generates a proprietary score in combination with scores generated from third party providers. Scores are shared with applicants, along with the relevant factors for the score calculation. The proprietary score determines the exact loan terms to be offered to an applicant.

OppFi’s platform offers consumers a streamlined application experience that is simple, easy and transparent. After applying, applicants often receive instant decisions, as 82% of OppFi’s underwriting decisions are automated, with next business day funding. This process provides consumers with instant access to fair, transparent credit as well as an opportunity to build financial health over time through our standard reporting to the three major credit bureaus. OppFi’s installment loans have an average contractual length of less than one year, and its partner banks reward customers over time with lower priced products as they repay. OppFi’s installment loans have no fees, including no origination fees, no late fees, and no insufficient funds, or NSF, fees. Customers are offered transparent and flexible repayment options, including allowing customers to make payments for their full term, as well as allowing them to pre-pay their loans with no penalties. OppFi’s goal is to ultimately improve consumers’ access to credit via improved credit scores and to graduate them to more mainstream products over time, such as near-prime loan products and credit cards.
In pursuit of its mission to provide financial inclusion to the Everyday Consumer, OppFi focuses not only on providing initial access to credit but also on education and providing a pathway toward building financial health. OppU, OppFi’s financial education platform, provides free, standards-aligned courses intended to teach financial literacy to its customers. With OppU, both customers and non-customers can learn what it takes to build credit as well as how to budget and manage their finances.
Some OppFi consumers also have access to SalaryTap, OppFi’s payroll deduction secured installment loan product. Mechanically similar to the standard installment loan product, SalaryTap provides customers with the ability to repay through salary allotment, significantly improving repayment security and offered at lower rates to consumers. SalaryTap is currently available to OppFi customers who work at a qualified employer and apply for the SalaryTap product, so long as the applicant does not have an active or written off loan with OppFi. The percentage of OppFi’s customers who have used SalaryTap is less than 0.1%.
OppFi launched its credit card, OppFi Card, as a graduation product for selected consumers starting in the second half of 2021, utilizing best-in-class mobile experience and customer service to provide OppFi consumers with another opportunity to build credit and an alternative to traditional credit cards after they have built credit through its other products. Both SalaryTap and OppFi Card are still in the preliminary phases of their respective launches and neither product is expected to meaningfully contribute to OppFi’s results of operations for the 2022 fiscal year.
____________
1OppFi has conducted a retroactive analysis of loss rates by risk segment against a Vantage 4.0 credit score model and was able to conclude the internal model had better risk adjusted losses over a twelve-month period. In fact, OppFi’s internal model recommended the approval of 29% additional loans at the same default rate. See the section titled “—Proprietary, data driven decisioning and risk models” for more information.
OppFi believes that it has already achieved significant scale, and is continuing to grow significantly via its installment loan product. As of December 31, 2021, OppFi has amassed a base of nearly 800 thousand unique customers since its inception and is growing rapidly. OppFi’s net promoter score (NPS) of 85 for the year ended December  31, 2021, far exceeds the industry average NPS of 32 for banks and is reflective of its commitment to providing a best in class customer service experience. NPS is a score that measures the likelihood of users to recommend a company’s products or services to others, and ranges from a low of negative 100 to high of positive 100, and benchmark scores can vary significantly by industry. A score greater than zero represents a company having more promoters than detractors. Additionally, the company has been an Inc. 5000 company for six straight years, a three-time Deloitte's Technology Fast 500™, and the seventh fastest-growing company in Chicagoland in 2021 by Crain's Chicago Business. OppFi maintains an A+ rating from the Better Business Bureau (BBB) and maintains a 4.8/5 star rating with more than 19,000 online customer reviews.
For the years ended December 31, 2021 and 2020, revenue was approximately $351 million and $291 million, respectively, representing period-over-period revenue growth of approximately 20%. OppFi generated net income of approximately $90 million and $78 million for the years ended December  31, 2021 and 2020, respectively.

Market Opportunity
Approximately 60 Million Americans Lack Access to Mainstream Credit
About half of U.S. consumers have non-prime credit scores (below a FICO score of 620)2, approximately 57% have less than $1,000 in their savings account3, and nearly eight out of 10 live paycheck-to-paycheck.4 OppFi operates in this segment of the financial services industry by providing a variety of credit products to historically underserved and underbanked consumers. Generally, these consumers are in need of fair, affordable, transparent and flexible credit products to cover everyday expenses and cash shortfalls, but traditional banks and credit providers are largely unwilling to service these consumers due to low FICO scores or similar factors. More than 90% of top lenders use the FICO score among other quantifiable metrics and qualifying rules to determine a potential borrower’s creditworthiness, and these criteria often result in adverse selection—potentially overlooking consumers who are otherwise willing and able to repay while simultaneously accepting consumers who are not.
Many U.S. Middle Income, Credit-Challenged Consumers Lack Access to Affordable Credit.
Several demographic and socioeconomic trends have driven demand from these unbanked and underbanked consumers, including stagnant to declining growth in the household income for working-class individuals. In 2017, a study conducted by CareerBuilder found that 78% of U.S. workers are living paycheck to paycheck. In 2019, JP Morgan Chase published a study based on administrative banking data to study the nature and trends of month-to-month fluctuations in income and spending of its U.S. account holders.5 The study found that over the prior six years, the median volatility in month-to-month income was 36% and that families experience large income swings five months per year on average. This study also determined that 65% of U.S. households had insufficient cash needed to sustain a simultaneous income dip and expenditure spike, which the study estimated should be roughly six weeks of take-home pay.
____________

2Brevoort, Kenneth P. Grimm, Philipp and Kambara, Michelle, “Data Point: Credit Invisibles,” Consumer Financial Protection Bureau, accessed July 15, 2016, http://files.consumerfinance.gov/f/201505_cfpb_data-point-credit-invisibles.pdf.
3Elkins, Kathleen. “Here’s how much money Americans have in their savings accounts.” CNBC.com, Sept 13, 2017.
4Friedman, Zack. “78% Of Workers Live Paycheck To Paycheck.” Forbes.com, January 11, 2019.
5Farrell, Diana, Greig, Fiona, Chenxi, Yu, “Weathering Volatility 2.0: A Monthly Stress Test to Guide Savings,” J.P. Morgan Chase & Co. Institute, October 2019, accessed March 12, 2021, https://www.jpmorganchase.com/content/dam/jpmc/jpmorgan-chase-and-co/institute/pdf/institute-volatility-cash-buffer-executive-summary.pdf.

Additionally, the U.S. Federal Reserve reported in October 2019 that approximately three in 10 American adults said they were either unable to pay their monthly bills or would be unable to pay their bills given one modest financial setback. The report also found that roughly 22% of the U.S. population is unbanked or underbanked, with around 20% of adults having used alternative financial services in the prior year. Approximately 31% of respondents who applied for credit were denied credit or were offered less credit than they desired, and 3% of respondents desired credit but did not apply for fear of denial. Furthermore, according to a Federal Reserve Bank of New York 2019 study, 23.8% of U.S. adults, or about 60.4 million U.S. adults, lack access to credit at choice.
Banks Must Adapt to an Increasingly Digitally Native Customer to Remain Competitive.
As this consumer segment has grown, a number of traditional financial services have become widely available online. According to the Consumer and Community Development Research Section of the Federal Reserve Board, roughly 50% of U.S. bank customers surveyed have used mobile banking services. Additionally, about half of the U.S. population would be comfortable buying financial products from technology companies based on a Bain survey from 2017. These figures highlight the extent to which consumers now accept the internet for conducting their financial transactions and are willing to entrust their financial information to online companies. OppFi believes the increased acceptance of online financial services has led to an increased demand for online lending and financing, the benefits of which include improved methods for evaluating creditworthiness, customer privacy, ease of access, security, 24/7 loan application availability, speed of funding and loan cost transparency.
Traditional Banks Have Been Slow to Adopt Digital Technology for Consumer Lending.
Traditional banks, who have historically played a substantial role in the consumer credit markets, have often been slow to adapt to this wave of digital adoption among consumers. There are roughly 5,200 Federal Deposit Insurance Corporation (“FDIC”) insured institutions, many of which have legacy technology and lack sufficient mobile solutions in today’s digital era. Unlike larger institutions, these smaller players often lack many of the resources needed to fund and develop effective platform digitization. The COVID-19 pandemic has exacerbated these issues for both consumers and the institutions they interact with, as the lack of access to physical banking services has necessitated digital capabilities to fully serve consumers. OppFi believes the performance of its platform through the COVID-19 pandemic has also given OppFi’s existing and prospective bank partners an important new data point to underpin their growing confidence in our solution.
Consumer Lenders Offering Small Personal Loans Require Higher APRs to Break Even.
Loan interest is inclusive of both compensation for forgoing current income for future income and the associated risk as well as compensation for expenses incurred to originate, service and collect the loans. While the former expenses are variable with the amount of the credit and the creditworthiness of the borrower, the latter are largely fixed. These fixed costs are tied to the loan application itself. In the case of smaller-sized consumer loans, these fixed costs are representatively large relative to loan amount; therefore, smaller loans require higher interest rates than larger loans. According to a report published by the Federal Reserve on August 12, 2020, break-even APRs are quite high for small loan amounts. Based on 2015 data in the report, a loan amount of $2,530 is necessary to break even at a 36% APR, and the trend is even more pronounced for smaller loan amounts. The required break-even APR shrinks and flattens for larger loans; however, the implication is that the loan comes with a longer period of indebtedness and a higher overall interest payment over the life of the loan, which is often far worse for OppFi’s target customers who either lack access to this larger loan or lack the willingness or ability to repay this larger loan. Additionally, break-even APRs tend to be much higher for small loan amounts than for large loan amounts, with a $594 loan requiring an APR of 103.54% for a lender to break even and a loan amount of $2,530 being necessary for a lender to break even at an APR of 36%, according to research by the U.S. Federal Reserve.6 As a result, such economics often result in credit-challenged consumers being unable to qualify for credit. OppFi loans have APRs ranging from 59-160%,with no material difference in APR between bank partner loans and non-bank originated loans. The average APR for an OppFi loan over the past three years has been approximately 150%, which percentage has not changed significantly from year to year.
OppFi’s Solution
OppFi is facilitating financial inclusion to the Everyday Consumer through fair, transparent credit products and a commitment to exceptional customer service. OppFi and its bank-sponsored products are focused on median income consumers with a job and a bank account, who have been abandoned by the traditional mainstream credit players. Through an intelligent and efficient funding process, OppFi is able to create substantial value for its customers and banking partners with minimal complication and maximum transparency.
____________
6Lisa Chen and Gregory Elliehausen (2020). “The Cost Structure of Consumer Finance Companies and Its Implications for Interest Rates: Evidence from the Federal Reserve Board’s 2015 Survey of Finance Companies,” FEDS Notes. Washington: Board of Governors of the Federal Reserve System, August 03, 2020, https://doi.org/10.17016/2380-7172.2610.

OppFi has determined that alternative metrics outside of FICO scores can be reliably used to determine a consumer’s true ability and willingness to repay. This notion is supported by a 2019 study conducted by the Financial Health Network that found installment loans and loans issued by non-bank lenders in the U.S. grew at compound annual growth rates of 13.8% and 27.3%, respectively, from 2015 to 2018.7 Many of these non-bank lenders utilize non-FICO based alternative methods to determine creditworthiness. Instead, potential borrowers are evaluated based on metrics such as consistency of income, types of previous loans, previous repayment patterns and employment status, among many others. OppFi believes these nontraditional methods may more accurately identify those consumers who are willing and able to repay loans, while simultaneously avoiding the issuance of loans to those consumers who may have received a loan that they cannot afford or do not intend to repay.
Loan Platform Highlights
•Simple installment loans. OppFi facilitates the issuance of fair, transparent credit products structured to rebuild financial health for the approximately 60 million Americans that lack traditional credit access. Installment loans are free of fees, amortize, and accrue simple interest, so the total cost of the loan is known up front.
•Easy, digital application and rapid approval. After the approximately 5-minute application process submitted through OppFi’s fully digital platform, consumers can receive quick credit decisions. In fact, approximately 82% of all credit decisions are automated.
•Tech-driven decisioning. OppFi’s tech stack uses AI, machine learning and real-time data analytics to make credit decisions. As opposed to traditional credit providers, OppFi ignores traditional credit scores and instead uses alternative data to instantly identify borrowers who have the ability and willingness to repay.
•Hybrid funding model. Once a customer’s application has been submitted, OppFi’s “TurnUp” process voluntarily performs a search on the customer’s behalf to find superior credit offers from mainstream credit providers. If any lower cost products are identified, OppFi displays the offers from the applicable lenders and consumers can choose to click over to finish their application on the other lender’s website. At that point, the customer leaves OppFi’s website. If no mainstream credit options are available with an affordable APR of less than 36%, the application is processed through OppFi’s underwriting platform which utilizes AI-enabled, bank-approved, proprietary algorithms. This process ensures maximum value and benefit is realized by all parties. Approximately 90% of the time, no offers of lower credit are returned.
____________
7Graham, Karen and Golden, Elaine (2019). “Financially Underserved Market Size Study 2019,” https://s3.amazonaws.com/cfsi-innovation-files-2018/wp-content/uploads/2020/01/31170215/2019-Market-Size-Report.pdf.
•Loan flexibility. OppFi’s loans can be used to finance anything, such as car repairs, medical bills, housing costs, education expenses, and more. This flexibility, combined with regular reporting to the major credit bureaus, helps foster loyalty as these everyday consumers receive the help they need and a chance to rebuild their credit, with the goal of ultimately graduating on to more mainstream financial products.
•Unit economic model. Installment loans facilitated by OppFi have delivered a strong return on invested capital of two times. The average installment loan facilitated by OppFi’s platform is $1,500, payable in monthly installments and with an average contractual term of 11 months. Approximately 25% of a customer’s profitability is derived from the customer’s first loan and approximately 75% of a customer’s profitability is derived from refinanced loans due to the lack of acquisition cost after the first loan. For loans originated in 2019 and 2020, 33% and 30% of loans were paid off without being refinanced, respectively. OppFi generates interest revenue via facilitation of bank partner originated loans as well as to a lesser extent through loans it directly originates on its platform over the lifetime of the loan and any associated refinancings. OppFi’s most significant cost drivers are customer acquisition, credit, servicing and financing. OppFi’s customer acquisition model of focusing on variable cost channels tied directly to loans funded has kept these costs stable over time. OppFi’s AI driven underwriting model has allowed its loss rates to remain stable while OppFi has been able to approve a higher percentage of applications over time. Via automation, OppFi has been able to optimize its servicing costs per loan. Finally, OppFi’s cost of financing has fallen as it has been able to improve its credit profile driven by consistency in operating performance and portfolio quality.
•Customer Advocates and Collections Arrangements. OppFi’s Customer Advocate team marries customer service with collections. Customer Advocates serve customers by providing easy-to-understand information so that customers can make informed, financially responsible decisions. Customer Advocates are rewarded for both their outstanding customer service as well as their collections. OppFi’s standard operating procedures, outbound dialer/email/SMS solutions, and associated controls ensure compliance with unfair, deceptive or abusive acts or practices, or UDAAPs, fair lending laws, the Telephone Consumer Protection Act, or TCPA, the federal Fair Debt Collection Practices Act, or FDCPA, and the Federal Controlling the Assault of Non-Solicited Pornography and Marketing, or CAN-SPAM, Act. The Customer Advocate team works with delinquent customers to quickly re-establish a positive payment history by providing flexible pathways out of delinquency for customers who are willing to pay. Proactive outreach via email and text messages encourages delinquent customers to visit OppFi’s online portal or to call the Customer Advocate team. These inbound calls are prioritized and routed to the appropriate team member based on delinquency status and customer request. When capacity exists, OppFi also outbound dials delinquent customers. The dialing strategy and pace prioritizes customers who are most likely to cure while also maximizing Customer Advocate efficiency to ensure high service levels for inbound calls. Once a customer is written off, OppFi continues to contact the customer via email, SMS, and outbound dialing to resolve their account. Customers can still pay off their balance in full directly with OppFi by working with our Customer Advocates to create customized payment arrangements. Written off customers who are unable or unwilling to pay off their balance in full are offered targeted settlements based on stage of delinquency and outstanding balance amounts. There are a variety of programs in place in order to prevent customers from entering delinquency at all, including:
•no prepayment penalties;
•borrower’s assistance program allowing customers to remain in good standing regardless of payment status and reduce accrued interest if they are affected by natural and/or manmade disasters, pandemics (including COVID-19), or other acts of god;
•temporary and permanent hardship programs for customers experiencing longer-term inability to pay, such as job loss; and
•partnerships with like-minded organizations to offer customers additional resources that build and support overall financial health
OppFi’s Strategy
•Marketing platform. OppFi has increased focus on non-direct mail marketing channels, such as Search Engine Optimization (“SEO”), email remarketing, customer referrals, and strategic partnerships. Over 50 marketing partners help drive reliably efficient customer acquisition.
•Scalable technology stack. OppFi’s origination and funding platform is built on a modern, proprietary technology stack. Using Snowflake data warehousing, microservice infrastructure, and advanced, proprietary data analytics, OppFi’s tech platform is built to scale quickly, easily, and in stride with the business.
•Customer success. Since day one, OppFi has maintained a focus on superior customer satisfaction. By allowing the customer to choose how they prefer to interact, whether digitally on their own or live with a Loan Advocate, OppFi ensures each customer gets the attention they want and deserve. OppFi’s phone number is displayed prominently on the website, making it easy for customers to get in touch at any time, for any issue. This has resulted in an exceptional Net Promoter Score of 85 as well as over 19,000 online reviews with a 4.8 / 5.0 average rating and an A+ rating with the Better Business Bureau.
•Employee satisfaction OppFi has cultivated an exceptional employee culture and received numerous awards for both employee satisfaction and growth, including inclusion on the Inc. 5000 list of America’s fastest growing companies each year since 2016. OppFi believes this culture drives greater customer satisfaction and the continued success of OppFi.
OppFi’s Competitive Advantages
Digitally-native solution
Consumers are increasingly shifting towards digital products and services, which has led brick-and-mortar credit providers to suffer from the same headwinds as traditional retail stores. Contrarily, OppFi has successfully captured the non-prime consumer with its fully digital platform. OppFi offers a fully digital platform driven by a scalable and modern technology stack, as well as proprietary risk models that are continually developed through iterative data collection and analytics. This platform provides OppFi with exceptional scalability, cost efficiency, marketing effectiveness, customization, and a best in class customer experience. OppFi believes that this digital foundation creates a significant and durable advantage over traditional banks and credit providers who have been slow to adapt legacy technology into modern digitally native solutions.
Also due to OppFi’s digital nature, as its bank partners’ originations grow, OppFi achieves greater operating leverage. OppFi’s model is primarily driven by a technology platform that does not require significant increases in operating overhead to support its bank partners’ originations growth. Additionally, as OppFi serves consumers across the United States without brick-and-mortar stores, OppFi does not have any costs associated with physical stores and the personnel needed to operate them. This has been of particular value throughout the COVID-19 pandemic, as some brick-and-mortar services have suffered and digital capabilities have become paramount.
Bank partner model
OppFi employs both a bank partner origination model and direct origination model. In its bank partner origination model, applicants who apply and obtain a loan through OppFi’s online platform are underwritten, approved, and funded by the applicable bank partner. In the direct origination model, applicants who apply and obtain a loan through OppFi’s online platform are underwritten, approved, and funded directly by OppFi.
OppFi’s bank lending product leverages its marketing and servicing expertise and its partner bank’s broad national presence to enable improved credit access to 35 states or approximately 70% of the U.S. population. This relationship operates much akin to the “Managing General Agent” relationship with an insurance carrier; additionally, this model has been tested in the credit card and mortgage industries and is a key growth enabler for the business. Similar to the Managing General Agent insurance relationship, OppFi manages many aspects of the loan life cycle on behalf of its bank partners, including customer acquisition, underwriting and loan servicing. This relationship allows OppFi’s bank partners to leverage OppFi’s digital acquisition, AI-powered underwriting and highly rated customer service capabilities, which they would otherwise need to develop in-house. OppFi’s bank partners use their own capital to originate loans. OppFi’s bank partners are Finwise, FEB and CCB.
In the year ended December 31, 2021, approximately 91% of OppFi’s net originations were generated from loans originated by its bank partners and facilitated by the OppFi platform, approximately 67% of which was generated by OppFi’s bank partner FinWise. OppFi’s bank partner FEB began originating loans on the OppFi platform in May 2020 and OppFi’s bank partner CCB began originating loans on the OppFi platform in October 2020.
OppFi has entered into separate agreements with each of its three bank partners. OppFi’s agreements with its bank partners are nonexclusive, generally have 60-month terms and certain agreements automatically renew, subject to certain early termination provisions and minimum fee amounts, and do not include any minimum origination obligations or origination limits. OppFi’s agreement with FinWise began on October 31, 2017 and will continue until February 1, 2023, with an automatic renewal provision for two additional three-year terms following the initial term, unless earlier terminated pursuant to the terms of the agreement. OppFi’s bank partners generally retain approval rights on all aspects of the program and are primarily responsible for regulatory and compliance oversight.
Under the bank partner model, OppFi is compensated by the bank partner as a service provider for OppFi’s role in delivering the technology and services to the bank partner to facilitate origination and servicing of loans throughout each loan’s lifecycle. Customers who meet the underwriting criteria for multiple bank partners are referred to a specific bank partner randomly based on a computer algorithm and volume targets set with each bank partner. OppFi’s bank partners generally hold loans originated on our platform; typically two to three days following origination. OppFi acquires participation rights in such loans ranging from 95 to 100% of the loan. OppFi and its bank partners each pay or reimburse each other for certain fees and costs that are immaterial in amount.
The economic difference to OppFi in loans originated via the bank partnership model as compared to the direct origination model are immaterial and generally result from a minimal program fee paid to OppFi for each origination as well as increased compliance costs for OppFi, which collectively have an insignificant impact on OppFi’s customer lifetime value. OppFi has shifted towards the bank partner model as the percentage of Total Net Originations by OppFi’s bank partners has increased from 65.0% for the year ended December 31, 2020 to 90.6% for the year ended December 31, 2021. OppFi has shifted to the bank partner model because its bank partners operate under federal law, which allows them to lend nationally based on their state domicile and facilitates a national product offering for the consumer while also streamlining regulatory requirements and compliance infrastructure.
Technology, engineering talent and product architecture
OppFi’s proprietary technology platform is essential to OppFi’s core operations. OppFi utilizes modern technology solutions including sophisticated analytics tools, machine learning models and cloud-based computing to offer a smooth and engaging digital experience on the front end and a constantly evolving real time decisioning engine on the back end. In order to build and maintain these proprietary, innovative and secure products, OppFi commits substantial resources to identifying, employing, and retaining talented and mission-driven technology-focused professionals and engineers. This is highlighted by the fact that in 2021, OppFi spent approximately $25 million on technology-focused employees and third-party vendors. OppFi believes that its platform architecture and the talent OppFi retains to continually evolve provides OppFi with a competitive edge over its more traditional credit competitors.
Proprietary, data driven decisioning and risk models
OppFi’s underwriting takes a holistic view of the consumer across traditional, nontraditional, banking history, and income/employment data to make decisions on each credit application. The models ignore traditional credit scores, instead relying on internally developed scoring and analytics to identify the creditworthiness of each application. Machine learning-based risk models are custom built to effectively evaluate risk and provide customized credit product solutions for each credit application. The platform considers data such as customer available bank balance trends, volatility of income and proprietary fraud scores amongst others to predict repayment ability, and leverages this with real-time Instant Bank Verification, or IBV, response data. Additionally, OppFi’s flexible origination process to adapt and adjust to changing risk profiles and underwrite accordingly. Further, the verification process is risk calibrated and provides a differentiated, smooth process for low risk customers while having risk calibrated verification processes for the rest. The final product determination makes sure the product fits the affordability criteria and provides payments that are aligned with the customer’s income.
Secure data collection, accumulation and analysis provides OppFi with meaningful insights. OppFi’s models evaluate more than 500 attributes and have learned from loan performance data of more than 2 million loans. As additional data from new customers and new loans are continuously incorporated into the decisioning models and business practices, both credit and business performance improve over time. More data drives higher approval rates and lower interest rates at the same loss rates, as well as better financial performance across the platform. Model and data improvements have increased our conversion rate from initial application to funded loan by more than two times since inception.
OppFi’s decisioning models outperform traditional FICO-based decision models. OppFi has validated internal models and rules against external data provided by third parties to demonstrate that OppFi decisions on approvals and denials are appropriate from a risk and profitability perspective. OppFi has conducted a retroactive analysis of loss rates by risk segment against a Vantage 4.0 credit score model and was able to conclude the internal model had better risk adjusted losses over a twelve-month period. In fact, OppFi’s internal model recommended the approval of 29% additional loans at the same default rate. OppFi’s sophisticated machine learning models also mitigate risks around affordability, verification and fraud. OppFi has an industry leading fraud mitigation strategy that uses a combination of data, verification processes and customer service agents.
Multi-sided ecosystem
Through its hybrid funding model, OppFi is able to generate value for all potential parties to a credit product offering. Consumers receive fair, transparent credit that is structured to rebuild financial health, OppFi’s bank partners benefit from OppFi’s turn-key, outsourced marketing and digital acquisition and servicing, data, and proprietary technology, and OppFi benefits through either underwriting the loan itself or through the referral to the funding bank partner and subsequent loan servicing rights that OppFi maintains.
OppFi’s nationwide presence allows it to increase awareness, directly contributing to its own growth, as well as the growth and success of its bank partners. With an expanding list of bank partners and products, OppFi can solve the borrowing needs of an increasingly diverse array of consumers. As banks leverage the OppFi platform for additional products, consumers benefit from better offers of credit, while experiencing a consistently high-quality servicing experience. OppFi’s customers have proven to be loyal and highly satisfied, which in turn drives additional growth through referrals.
Integrated and efficient multi-channel marketing approach
OppFi uses an integrated multi-channel marketing strategy to reach potential customers, of which approximately 18% leads with search engine optimization, email marketing, and customer referrals. In addition, approximately 67% of OppFi’s business is derived through key strategic partners who are compensated with a negotiated fixed unit price per loan funded or fixed percent of principal dollars funded. OppFi has created unique capabilities to effectively identify and attract qualified customers, which supports its long-term growth objectives at target customer acquisition costs. OppFi’s strategies have driven decreasing average cost per funded loan over time from approximately $103 per funded loan in 2017 to approximately $78 per funded loan in 2021. Marketing costs from OppFi’s bank partner channel are known based on fixed price agreements, while marketing costs for direct mail and other direct channels can vary based on the number of customers that ultimately apply and obtain loans. OppFi’s mix of new and refinanced loans also impacts its average acquisition cost. Approximately 85% of OppFi’s customers for the year ended December 31, 2021 were sourced from non-direct mail marketing channels. OppFi believes this approach allows it to focus on higher quality, lower cost customer acquisition while maximizing reach and enhancing awareness of OppFi’s platform. OppFi continues to invest in new marketing channels, which it believes will provide OppFi with further competitive advantages and support its ongoing growth.

Commitment to customer service
OppFi is nationally recognized and awarded for its exceptional customer service. OppFi maintains an A+ rating from the Better Business Bureau and a 4.8/5 star rating with more than 19,000 online customer reviews, making its platform one of the top customer-rated financial platforms online with a Net Promoter Score of 85. OppFi’s customer-focused business practices include a willingness to pick up the phone—since its phone number is clearly displayed on its website—and a willingness to help customers in an urgent situation. OppFi takes a transparent hand-holding approach to make sure customers understand and choose the right products for them. Financial education is also important, which is why OppFi launched its own online University—OppU. Customers and non-customers can use OppU to learn about building credit and budgeting, as well as how to better manage finances. OppFi continuously works to improve customer satisfaction by evaluating information from website analytics, customer surveys and Loan Advocate feedback. OppFi’s teams receive training on a regular basis and are monitored for quality assurance. OppFi believes customers who wish to access credit again or who refer OppFi to another potential customer often do so because of OppFi’s dedication to customer service and the transparency of OppFi’s products.
OppFi’s Growth Strategies
OppFi maintains several channels for growth, including for its core bank partner lending product and adjacent product areas, leveraging its deep knowledge of the Everyday Consumer. With OppFi’s current product offering and qualified, target credit population, OppFi has currently penetrated approximately 1% of potential annual loan originations in the United States.8 There is significant opportunity to expand within this current population with the installment product, offer adjacent financial services products and reach near-prime customers with an installment product.
Substantial growth in core installment business
•Everyday consumers face credit challenges with inadequate savings. With 57% of Americans lacking more than $1,000 in savings, unforeseen events such as car repair, medical bills and other unexpected events result in credit challenges.9 Using an illustrative $1,500 installment principal loan balance, OppFi estimates that there are approximately $27 billion of potential annual loan originations based on 30% on OppFi’s target credit population of U.S. adults. This represents less than 1% current penetration and immense opportunity for growth.
•Strong tailwinds in post-COVID-19 environment. Building upon more than 70% annual receivable growth prior to COVID-19, OppFi expects growth in its traditional installment business, especially given tailwinds associated with the resumption of normal course domestic economic activity. The typical OppFi customer borrows to finance a car repair or an unexpected healthcare deductible expense; these demand drivers, partially slowed by COVID-19-related effects, are expected to return over the upcoming years.
New product expansion opportunities
•Near prime lending. Near prime lending offers a logical extension of OppFi’s core installment product. Tailoring to a near-prime audience, an installment product offered by OppFi would include a lower interest rate to match the enhanced credit profile, while potentially increasing the size of the principal.
•Adjacent financial products. OppFi has identified adjacent opportunities in mobile banking & debit cards, point of sale lending and mortgage products that we may pursue in the future. Our flexible technology platform allows for a relatively straightforward and less time intensive implementation of these products.
____________
8Based on U.S. Census Bureau estimates and Hard, Kausar. et. al. “UNEQUAL ACCESS TO CREDIT: The Hidden Impact of Credit Constraints.” NewYorkFed.org, 2019. Assumes $1,500 installment principal.
9Elkins, Kathleen, “Here’s how much money Americans have in their savings accounts,” CNBC.com, Sept 13, 2017
Competition
Consumer lending is a vast and competitive market, and OppFi competes in varying degrees with all other sources of unsecured consumer credit, including banks, non-bank lenders (including retail-based lenders) and other financial technology lending platforms. Because personal loans often serve as a replacement for credit cards, OppFi also competes with the convenience and ubiquity that credit cards represent.
On the bank partnership side, OppFi competes with a variety of technology companies that aim to help banks with the digital transformation of their business, particularly with respect to all-digital lending. This includes new products from legacy bank technology providers as well as newer companies focused entirely on lending software infrastructure for banks. OppFi may also face competition from banks or companies that have not previously competed in the consumer lending market, including companies with large and experienced data science teams and access to vast amounts of consumer-related information that could be used in the development of their own credit risk models.
OppFi believes it competes favorably based on the following competitive factors:
•Constantly improving AI models;
•Compelling loan offers from bank partners to consumers that improve regularly;
•Automated and user-friendly loan application process;
•Consistent and predictable loan performance;
•Cloud-native, multi-tenant architecture;
•Combination of technology and customer acquisition for bank partners;
•Robust and diverse loan funding program; and
•Brand recognition and trust.
Government Regulation
OppFi and the loans made through its platform by its bank partners are subject to extensive and complex rules and regulations and examination by various federal, state and local government authorities. Failure to comply with any of the applicable rules and regulations may result in, among other things, revocation of required licenses or registration, loss of approved status, effective voiding or rescission of the loan contracts, reduction of allowable interest, class action lawsuits, administrative enforcement actions and civil and criminal liability. While compliance with such requirements is at times complicated by OppFi’s novel business model and an evolving regulatory environment, OppFi believes it is, at a minimum, in substantial compliance with these rules and regulations.
OppFi is, and expects in the future to be, regulated by the Consumer Finance Protection Bureau (“CFPB”). In addition to the CFPB, other state and federal agencies have the ability to regulate aspects of its business. For example, the Dodd-Frank Act, as well as many state statutes, provide a mechanism for state attorneys general to investigate OppFi. In addition, as a result of OppFi’s relationships with its current bank partners, OppFi is subject to oversight by federal banking agencies, including the FDIC, and the Federal Trade Commission has jurisdiction to investigate aspects of its business, including with respect to marketing practices. Further, OppFi is subject to inspections, examinations, supervision and regulation by applicable agencies in each state in which OppFi is licensed or in which our borrowers reside. Regulatory oversight of OppFi’s business may change over time. By way of example, California has enacted legislation to create a “mini-CFPB” agency, which seeks to emulate the CFPB with respect to its enforcement and supervisory capabilities as well as require additional state registration for certain covered persons. OppFi expects that regulatory examinations by both federal and state agencies will continue, and there can be no assurance that the results of such examinations will not have a material adverse effect on OppFi.
Below, OppFi summarizes several of the material federal lending, servicing and related laws applicable to its business. Many states have laws and regulations that are similar to the federal consumer protection laws referred to below, but the degree and nature of such laws and regulations, and their applicability to us and our products, vary from state to state.
Federal Lending and Related Laws
Truth in Lending Act
The Truth in Lending Act, or TILA, and Regulation Z, which implements it, require creditors to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions, and to comply with certain lending practice requirements and restrictions. These rules apply to loans facilitated through OppFi’s platform, and OppFi assists with compliance as part of the services OppFi provides to its bank partners. or closed-end credit transactions, required disclosures include, among others, providing the annual percentage rate, the finance charge, the amount financed, the number of payments, the amount of the monthly payment, the presence and amount of certain fees, and the presence of certain contractual terms. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. OppFi, on behalf of the applicable bank partner, provides applicants with a TILA disclosure when applicants complete their loan applications on its platform. If the applicant’s request is not fully funded and the applicant chooses to accept a lesser amount offered, OppFi provides an updated

TILA disclosure on behalf of the applicable bank partner. OppFi also seeks to comply with TILA’s disclosure requirements related to credit advertising and, to the extent that OppFi holds or services loans, TILA’s requirements related to treatment of credit balances for closed-end loans. OppFi also can facilitate the origination of a limited number of credit card accounts through its platform. In connection with such accounts, TILA requires the provision of certain solicitation and account-opening disclosures. TILA also imposes requirements on the terms of credit card accounts, and the process of originating and servicing such accounts.
Equal Credit Opportunity Act
The Equal Credit Opportunity Act, or ECOA, prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age (provided that the applicant has the capacity to enter into a binding contract), religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or certain state laws. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants or engaging in certain loan-related practices, and from using advertising or making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply to bank partners for loans facilitated through its platform as well as to OppFi as a service provider that assists in the process. OppFi abides by policies and procedures implemented by its bank partners to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide applicants with timely notices of adverse action taken on credit applications, including disclosing to applicants who have been declined their rights and the reason for their having been declined. On behalf of its bank partners, OppFi provides prospective borrowers who apply for a loan through its platform but are denied credit with an adverse action notice in compliance with applicable requirements. Early commentary from the recently changed Presidential Administration has indicated an increased focus (likely through the CFPB and its enforcement of ECOA and Regulation B) on equality in credit availability and pricing, as compared to the prior Administration. It is unclear at this point how or if such increased focus will impact OppFi’s business or operations or those of its bank partners.
Fair Credit Reporting Act
The federal Fair Credit Reporting Act, or FCRA, as amended by the Fair and Accurate Credit Transactions Act, and administered by the CFPB, promotes the accuracy, fairness, and privacy of information in the files of consumer reporting agencies. FCRA requires consent or a permissible purpose to obtain a consumer credit report and requires that persons who report loan payment information to credit bureaus do so accurately and resolve disputes regarding reported information timely. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report.
Under FCRA, certain information must be provided to applicants whose credit applications are not approved or who are offered credit at an interest rate higher than other borrowers on the basis of a report obtained from a consumer reporting agency, promptly update any credit information reported to a credit reporting agency about a customer and have a process by which customers may inquire about credit information furnished by OppFi to a consumer reporting agency. OppFi and its bank partners have a permissible purpose for obtaining credit reports on potential borrowers, and OppFi also obtains explicit consent from borrowers to obtain such reports. As part of its loan servicing activities, OppFi accurately reports loan payment and delinquency information to appropriate consumer reporting agencies. OppFi provides timely adverse action notices when required on behalf of each bank partner on its platform that includes all the required disclosures. OppFi also has processes in place to ensure that consumers are given “opt-out” opportunities, as required by the FCRA, regarding the sharing of their personal information. OppFi has also implemented an identity theft prevention program, as required by FCRA and its implementing regulations.
Fair Debt Collection Practices Act
The federal Fair Debt Collection Practices Act, or FDCPA, provides guidelines and limitations on the conduct of certain debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. The FDCPA primarily applies to third-party debt collectors, meaning parties collecting on behalf of another, and debt collection laws of certain states also impose similar requirements more broadly on creditors who collect their own debts. In addition, the CFPB prohibits unfair, deceptive or abusive acts or practices, or UDAAPs in debt collection, including first-party debt collection. In addition, on October 30, 2020, the CFPB issued a final rule implementing requirements of the FDCPA and a second final rule on debt collection focused on consumer disclosures on December 18, 2020, which took effect on November 30, 2021. The CFPB also issued a second final rule on debt collection focused on consumer disclosures on

December 18, 2020, which also took effect on November 30, 2021. OppFi uses its internal collection team and professional third-party debt collection agents to collect delinquent accounts. Any third-party debt collection agents OppFi uses are required to comply with the FDCPA and all other applicable laws in collecting delinquent accounts of borrowers. While its internal servicing team is not subject to the formal requirements of the FDCPA in most cases, OppFi has established policies intended to substantially comply with the collection practice requirements under the FDCPA as a means of complying with more general UDAAP standards.
Privacy and Data Security Laws
The federal Gramm-Leach-Bliley Act, or GLBA, includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy policies and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal customer information. OppFi collects and uses a wide variety of information to help ensure the integrity of its services and to provide features and functionality to its customers. This aspect of OppFi’s business, including the collection, use, and protection of the information OppFi acquires from its own services as well as from third-party sources, is subject to laws and regulations in the United States. Accordingly, OppFi publishes its privacy policies and terms of service, which describe its practices concerning the use, transmission, and disclosure of information. OppFi has a detailed privacy policy, which complies with GLBA and is accessible from every page of its website. OppFi maintains consumers’ personal information securely, and OppFi does not sell, rent or share such information with third parties for marketing purposes unless previously agreed to by the consumer. In addition, OppFi takes measures to safeguard the personal information of borrowers and investors and protect against unauthorized access to this information. As OppFi’s business continues to expand, and as state and federal laws and regulations continue to be passed and their interpretations continue to evolve, additional laws and regulations may become relevant to OppFi.
Dodd-Frank Wall Street Reform and Consumer Protection Act
In response to the prior financial crisis, the Dodd-Frank Act was enacted as extensive and significant legislation with consumer protection provisions. Among other things, the Dodd-Frank Act created the CFPB, which commenced operations in July 2011 and has significant authority to implement and enforce federal consumer financial laws, such as the TILA and ECOA. The CFPB is authorized to prevent “unfair, deceptive or abusive acts or practices” through its regulatory, supervisory and enforcement authority. The CFPB also engages in consumer financial education, requests data and promotes the availability of financial services to underserved customers and communities. The CFPB has regulatory and enforcement powers over most providers of consumer financial products and services, including OppFi. It also has supervisory and examination powers over certain providers of consumer financial products and services, including large banks, payday lenders, “larger participants” in certain financial services markets defined by CFPB regulation, and non-bank entities determined to present a risk to consumers after notice and an opportunity to respond.
The CFPB has imposed, and will continue to impose, restrictions on lending practices, including with respect to the terms of certain loans. OppFi and its bank partners are subject to the CFPB’s enforcement authority, which could increase under new CFPB leadership. The CFPB may request reports concerning OppFi’s organization, business conduct, markets and activities. In addition, the CFPB may, in connection with its supervisory authority, also conduct on-site examinations of its and its bank partners’ businesses on a periodic basis, subject to whether the applicable bank partner satisfies the assets threshold for CFPB supervision. If the CFPB were to conclude that OppFi’s loan origination assistance or servicing activities, or any loans originated by its bank partners on its platform, violate applicable consumer protection laws or regulations, OppFi could be subject to a formal or informal inquiry, investigation and/or enforcement action. Formal enforcement actions are generally made public, which carries reputational risk. In addition, the market price of the Class A Common Stock could decline as a result of the initiation of a CFPB investigation of OppFi or even the perception that such an investigation could occur, even in the absence of any finding by the CFPB that OppFi has violated any state or federal law. As of the date hereof, OppFi is not subject to any enforcement actions by the CFPB.
For more information regarding the CFPB and the CFPB rules to which OppFi is subject or may become subject, see “Risk Factors” included elsewhere in this report.
Federal Trade Commission Act
Under Section 5 of the Federal Trade Commission Act, OppFi and its bank partners are prohibited from engaging in unfair and deceptive acts and practices. For nonbank financial institutions, the FTC is the primary regulator enforcing this prohibition, and in recent years the FTC has been focused on practices of financial technology companies. Based on publicly available actions, the FTC’s primary focus has been with respect to financial technology company marketing and disclosure practices. For instance, in September 2020, the FTC filed a complaint against a collection firm for illegal debt collection practices including use of deceptive robocalling and misrepresenting their association with a law firm. The FTC also is currently engaged in litigation with a major online lender regarding, among other things, the adequacy of its disclosures of an origination fee associated with a product, though this litigation is paused pending Supreme Court determination of certain FTC authorities.
Electronic Fund Transfer Act and NACHA Rules
The federal Electronic Fund Transfer Act, or EFTA, provides guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. Under EFTA, and Regulation E that implements it, OppFi must obtain consumer consents prior to receiving electronic transfer of funds from consumers’ bank accounts, and its bank partners may not condition an extension of credit on the borrower’s agreement to repay the loan through preauthorized (recurring) electronic fund transfers. In addition to compliance with federal laws, transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by the National Automated Clearinghouse Association, or NACHA. While NACHA guidelines are not laws, failure to comply with them may nevertheless result in commercial harm to its business. All transfers of funds related to its operations conform to the EFTA, its regulations and NACHA guidelines. As part of OppFi’s servicing activities, OppFi obtains necessary electronic authorization from borrowers and investors for such transfers in compliance with such rules. The loans offered on OppFi’s platform by its bank partners must also comply with the requirement that a loan cannot be conditioned on the borrower’s agreement to repay the loan through recurring electronic fund transfers.
Electronic Signatures in Global and National Commerce Act
The federal Electronic Signatures in Global and National Commerce Act, or ESIGN, and similar state laws, particularly the Uniform Electronic Transactions Act, or UETA, authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures. ESIGN and UETA require businesses that want to use electronic records or signatures in consumer transactions and provide disclosures to consumers (otherwise required to be “in writing” in electronic form), to obtain the consumer’s consent to receive information electronically. When a consumer registers on its platform, OppFi obtains his or her consent to transact business electronically, receive electronic disclosures and maintain electronic records in compliance with ESIGN and UETA requirements, and OppFi maintains electronic signatures and records in a manner intended to support enforceability of relevant consumer agreements and consents.
Federal Marketing Regulations
The Telephone Consumer Protection Act, or TCPA, generally prohibits robocalls, including those calls made using an auto-dialer or prerecorded or artificial voice calls made to a wireless telephone without the prior express consent of the called party (or prior express written consent, if messages constitute telemarketing). In addition, the FTC Telemarketing Sales Rule implements the FTC’s Do-Not-Call Registry and imposes numerous other requirements and limitations in connection with telemarketing. OppFi’s policies address the requirements of the TCPA as well as FTC Telemarketing Sales Rule and other laws limiting telephone outreach. Furthermore, OppFi does not engage in certain activities covered by the TCPA, such as using an automated dialer.
The Federal Controlling the Assault of Non-Solicited Pornography and Marketing, or CAN-SPAM, Act makes it unlawful to send certain electronic mail messages that contain false or deceptive information and provide other protections for email users. CAN-SPAM also requires the need to provide a functioning mechanism that allows the recipient to opt-out of receiving future commercial e-mail messages from the sender of such messages. OppFi’s email communications with all consumers are formulated to comply with the CAN-SPAM Act.
Servicemembers Civil Relief Act
Under the Servicemembers Civil Relief Act, or SCRA, there are limits on interest rates chargeable to military personnel and civil judicial proceedings against them, and there are limitations on its ability to collect on a loan to servicemembers on active duty originated prior to the servicemember entering active duty status and, in certain cases, for a period of time thereafter. The SCRA allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires OppFi to adjust the interest rate charged on loans to borrowers who qualify for and request relief. If a borrower with an outstanding loan qualifies for SCRA protection the interest rate on their loan (including certain fees) will be reduced to 6% for the duration of the borrower’s active duty. During this period, any interest holder in the loan will not receive the difference between 6% and the loan’s original interest rate. As part of the services OppFi provides, OppFi requires the borrower to send it a written request and a copy of the borrower’s mobilization orders to obtain an interest rate reduction on a loan due to military service. Other protections offered to servicemembers under the SCRA, including protections related to the collection of loans, do not require the servicemember to take any particular action, such as submitting military orders, to claim benefits.
Military Lending Act
Under the Military Lending Act, certain members of the armed forces serving on active duty and their dependents must be identified and be provided with certain protections when becoming obligated on a consumer credit transaction. These protections include: a limit on the Military Annual Percentage Rate (an all-in cost-of-credit measure which is the same as the APR for loans facilitated on its platform) of 36%, certain required disclosures before origination, a prohibition on charging prepayment penalties and a prohibition on arbitration agreements and certain other loan agreement terms. As part of the services OppFi provides, OppFi ensures compliance with the requirements of the Military Lending Act.
Bank Secrecy Act, USA PATRIOT Act, and U.S. Sanctions Laws
Under the Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, or USA PATRIOT ACT, and certain U.S. sanctions laws, its bank partners are required to maintain anti-money laundering, customer due diligence and record-keeping policies and procedures, which OppFi performs on behalf of its bank partners, and to avoid doing business with sanctioned persons or entities or engaging in types of sanctioned activity in certain jurisdictions. OppFi has implemented an anti-money laundering (“AML”) program designed to prevent its platform from being used to facilitate money laundering, terrorist financing, and other illicit activity. OppFi’s AML program is designed to prevent its platform from being used to facilitate business in countries, or with persons or entities, included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and equivalent foreign authorities. OppFi’s AML compliance program includes policies, procedures, reporting protocols, and internal controls, including the designation of an AML compliance officer, and is designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing. With respect to new borrowers, OppFi applies the customer identification and verification program rules and screen names against the list of specially designated nationals maintained by the U.S. Department of the Treasury and Office of Foreign Assets Control (“OFAC”).
Bankruptcy Code
Under the Bankruptcy Code, OppFi is in certain circumstances prohibited by the automatic stay, reorganization plan and discharge provisions, among others, in seeking enforcement of debts against parties who have filed for bankruptcy protection. OppFi’s policies are designed to support compliance with the Bankruptcy Code as OppFi services and collects loans.
Small Dollar Loan Rule
In 2017, the CFPB proposed a rule regulating small dollar loans which applies to lenders (such as our bank partners) making covered loans, defined as: (i) consumer loans with a term of 45 days or less; (ii) longer-term consumer balloon payment loans; and (iii) consumer loans that exceed 45 days in term with a “cost of credit” that exceeds 36% APR in which the lender obtains a leveraged payment mechanism (i.e., the lender has the right to transfer money from a consumer’s account). As proposed, the rule (a) included fairly significant requirements for lenders to undertake specific underwriting processes referred to as ability-to-pay determinations before making a loan; (b) made it an unfair and abusive practice for a lender to make a third attempt to withdraw payment from a consumer’s account in connection with loans that have terms of 45 days or less where two consecutive attempts to withdraw payments from the account failed due to a lack of sufficient funds, unless the lender obtains new and specific authorization from the consumer; and (c) required lenders to provide consumers with written notice before making their first attempt to withdraw payment from a borrower’s account and before subsequent attempts that involve different dates, amounts, or payment channels.
Enforcement of the rule is stayed, pending resolution of an ongoing legal challenge primarily focused on the ability-to-pay determination mandate. The CFPB rescinded portions of the rule requiring an ability-to-pay determination and finalized the balance of the rule in 2020; however, the stay on enforcement remains pending resolution of the litigation.
OppFi believes the rule is common sense legislation and good for the industry. It is possible the rule, when enforced, could impact OppFi’s business or require it to obtain additional borrower consents or make additional disclosures on behalf of its bank partners. Also, if the ability-to-pay determination is re-inserted by the CFPB, OppFi could be required to take additional actions in connection with loan transactions made on behalf of its bank partners.
State Lending Regulations
State Usury Limitations
With respect to bank partners that are FDIC-insured, state banks originating loans on our platform, which represent the vast majority of loans originated or national banks or federal savings banks originating loans on our platform, federal case law and relevant regulatory guidance (including FDIC advisory opinion 92-47) permit depository institutions to “export” requirements regarding interest rates and certain fees considered to be “interest” under federal law from the state or U.S. territory where the bank is located for all loans originated from such state, regardless of the usury limitations imposed by the state law of the borrower’s residence or other states with which the loan may have a geographic nexus, unless the state has chosen to opt out of the exportation regime. OppFi believes, however, if a state or U.S. territory in which one of our bank partners operate opted out of rate exportation, judicial interpretations support the view that such opt outs would apply only to loans “made” in those states. OppFi believes that the “opt-out” of any state would not affect the ability of its platform to benefit from the exportation of rates. If a loan made through OppFi’s platform by a bank partner were deemed to be subject to the usury laws of a state or U.S. territory that had opted-out of the exportation regime, if the loan were not originated in a manner that permitted exportation of interest rate requirements from the state OppFi and its bank partners believed applied at the time of origination, if the loan bore interest or certain fees in excess of the amounts permitted by the state in which the loan was “made” for exportation purposes (or was otherwise in violation of such state’s relevant usury and fee laws) or if the interest exportation authority were determined not to apply to a loan under any particular circumstances, OppFi, its bank partners, or subsequent holders of such loans could become subject to fines, penalties and possible forfeiture of amounts charged to borrowers, and OppFi could decide not to permit bank partners to originate loans in that jurisdiction through its platform or its bank partners or loan investors could choose not to continue doing business with OppFi in such jurisdiction or more broadly, which could adversely impact its growth.
There have also been recent judicial decisions that could affect the collectability of loans sold by its bank partners after origination and the exposure of loan purchasers to potential fines or other penalties for usury violations. See the section titled “Risk Factors” for more information about recent case law developments.
State Disclosure and Lending Practice Requirements
The loans originated on OppFi’s platform by its bank partners may be subject to state laws and regulations that impose requirements related to loan disclosures and terms, credit discrimination, credit reporting, debt collection, and unfair or deceptive business practices. OppFi’s ongoing compliance program seeks to comply with these requirements.
State Licensing/Registration
OppFi holds licenses, registrations, and similar filings so that OppFi can conduct business, including providing referral services and origination assistance to lenders on its platform and servicing and collecting loans, in all states and the District of Columbia where its activities require such licensure, registration or filing. Licenses granted by the regulatory agencies in various states are subject to periodic renewal and may be revoked or suspended for failure to comply with applicable state and federal laws and regulations. In addition, as the product offerings of OppFi or its bank partners change, as states enact new licensing requirements or amend existing licensing laws or regulations, or as states regulators or courts adjust their interpretations of licensing statutes and regulations, OppFi may be required to obtain additional licenses. OppFi is also typically required to complete an annual report (or its equivalent) to each state’s regulator. The statutes also typically subject OppFi to the supervisory and examination authority of state regulators.
State licensing statutes impose a variety of requirements and restrictions, including:
•record-keeping requirements;
•collection and servicing practices;
•requirements governing electronic payments, transactions, signatures and disclosures;
•examination requirements;
•surety bond and minimum net worth requirements;
•financial reporting requirements;

•notification requirements for changes in principal officers, stock ownership or corporate control; and
•restrictions on advertising and other loan solicitation activity, as well as restrictions on loan referral or similar practices.
Compliance
OppFi reviews its policies and procedures to ensure compliance with applicable regulatory laws and regulations applicable to OppFi and its bank partners. OppFi has built its systems and processes with controls in place in order to permit its policies and procedures to be followed on a consistent basis. For example, to ensure proper controls are in place to maintain compliance with the consumer protection related laws and regulations, OppFi has developed a compliance management system consistent with the regulatory expectations published by governmental agencies. While no compliance program can assure that there will never be violations, or alleged violations, of applicable laws, OppFi believes that its compliance management system is reasonably designed and managed to minimize compliance-related risks.
Intellectual Property
OppFi protects its intellectual property through a combination of trademarks, domain names and trade secrets, as well as through confidentiality agreements, its information security infrastructure and restrictions on access to or use of its proprietary technology.
OppFi has trademark registrations in the United States in its names and its logo. OppFi will pursue additional trademark registrations to the extent OppFi believes it will be beneficial. OppFi also has registered domain names for websites that OppFi uses in its business. OppFi may be subject to third party claims from time to time with respect to its intellectual property.
Additionally, OppFi relies upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain its competitive position. OppFi also enters into confidentiality and intellectual property rights agreements with its employees, consultants, contractors and bank partners. Under such agreements, OppFi’s employees, consultants and contractors are subject to invention assignment provisions designed to protect its proprietary information and ensure its ownership in intellectual property developed pursuant to such agreements.
For additional information about its intellectual property and associated risks, see the section titled “Risk Factors—Risks Related to OppFi’s Business and Industry.”
Employees and Human Capital
OppFi believes it has built something very special in terms of its company culture. Building a great place to work for the best talent was a priority for OppFi from day one. It is not an accident that OppFi has received numerous best place to work awards in its Chicago headquarters.
OppFi has brought together a remarkable diversity of thinkers. The members of OppFi’s management team come from diverse backgrounds with varying ethnicities, education backgrounds, genders and ages. As the focal point of its human capital strategy, OppFi attracts and recruits diverse, exceptionally talented, highly educated, experienced and motivated employees.
As of December 31, 2021, OppFi had approximately 573 full-time employees. OppFi also engages contractors and consultants as needed to support its operations. None of OppFi’s employees are represented by a labor union or subject to a collective bargaining agreement. OppFi has not experienced any work stoppages, and OppFi considers its relations with its employees to be good.

Corporate Information
FGNA was incorporated in the State of Delaware on June 24, 2020 as a special purpose acquisition company under the name FG New America Acquisition Corp. OppFi-LLC is a Delaware limited liability company formed on December 3, 2015. On October 2, 2020, FGNA completed its IPO. On the Closing Date, the Business Combination with OppFi was consummated, resulting in the combined company being organized in an “Up-C” structure, and FGNA as the registrant changed its name to “OppFi Inc.” OppFi is headquartered in Chicago, Illinois.

ITEM 1A.     RISK FACTORS
Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes to the financial statements included herein, before deciding whether to purchase our securities. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition.
Summary of Risk Factors Related to Our Business
The following is a summary of the risk factors our business faces. The list below is not exhaustive, and investors should read this “Risk Factors” section in full. Some of the risks we face include:
• we are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects;
• our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such growth may slow over time;
• the COVID-19 pandemic has harmed our growth rate and could continue to harm our growth rate and our business, financial condition and results of operations, including the credit risk of our customers;
• if we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected;
• we may not be able to maintain or increase our profitability in the future;
• we may experience fluctuations in our quarterly operating results;
• if we are unable to continue to improve our AI and machine learning-based risk models or if these models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations could be adversely affected;
• loans originated by our bank partner FinWise accounted for approximately 60.8% and 62.6% of the net originations facilitated by our platform during years ended December 31, 2021 and 2020, respectively, and similar percentages of our net revenues. If FinWise were to cease or limit operations with us or if we are unable to attract and onboard new bank partners, our business, financial condition and results of operations could be adversely affected;
• our sales and onboarding process of new bank partners could take longer than expected, leading to fluctuations or variability in expected revenues and results of operations;
• our business may be adversely affected by economic conditions and other factors that we cannot control;
• decreased demand for loans as a result of increased savings or income or government stimulus could result in a loss of revenues or decline in profitability if we are unable to successfully adapt to such changes;
• our AI models have not yet been extensively tested during down-cycle economic conditions. If our AI models do not accurately reflect a borrower’s credit risk in such economic conditions, the performance of loans facilitated on our platform may be worse than anticipated;
• our business is subject to a wide range of laws and regulations, many of which are evolving, and changes in such laws and regulations or the enforcement of such laws and regulations, and/or failure or perceived failure to comply with such laws and regulations, could harm our business, financial condition and results of operations;
• substantially all of our revenue is derived from a single loan product, and it is thus particularly susceptible to fluctuations in the unsecured personal loan market. We also do not currently offer a broad suite of products that bank partners may find desirable. If we are unable to manage the risks related to new products that we offer, our business, financial condition and results of operations could be adversely affected;
• if we are unable to maintain diverse and robust sources of capital to fund loans originated by us on our platform in certain states or fund our purchase of participation rights in the economic interests of loans originated by our bank partners on our platform, then our growth prospects, business, financial condition and results of operations could be adversely affected;

• if we fail to establish and maintain proper and effective internal controls over financial reporting, as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in financial reporting and the trading price of our securities may decline;
• it may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection;
• if loans originated by us or loans originated by our bank partners and facilitated by our platform are found to violate the laws of one or more states, whether at origination or after sale by the originating bank partner, such loans may be unenforceable or otherwise impaired, and we or other program participants may be subject to, among other things, fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business, financial condition and results of operations;
• if we are unsuccessful in preventing the California Department of Financial Protection and Innovation (“DFPI”) from enforcing the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), against loans that are originated by our bank partners on our platform and serviced through our technology and service platform, our bank partners’ ability to originate loans on our platform in California could suffer, which could have a material adverse effect on our business, results of operations and financial condition;
• if loans facilitated through our platform for one or more bank partners are subject to successful challenge that the bank partner was not the “true lender,” such loans may be unenforceable, subject to rescission, or otherwise impaired, we or other program participants may be subject to fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business, financial condition and results of operations;
• litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses;
• as a holding company, our only asset is our interest in OppFi-LLC, and we depend on OppFi-LLC to pay our expenses, and based on our tax structure, we may be required to satisfy our liabilities under the Tax Receivable Agreement, which could be substantial; and
• a minority share position may reduce the influence that our non-affiliate stockholders have on our management.
Risks Related to Our Business and Industry
We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.
We were founded in 2012 and have experienced rapid growth in recent years. Our limited operating history may make it difficult to make accurate predictions about our future performance. Assessing our business and future prospects may also be difficult because of the risks and difficulties we face. These risks and difficulties include our ability to:
• improve the effectiveness and predictiveness of our AI models;
• maintain and increase the volume of loans facilitated by our lending platform;
• enter into new and maintain existing bank partnerships;
• successfully maintain diverse and robust sources of capital to fund loans originated by us on our platform in certain states or fund our purchase of participation rights in the economic interests of loans originated by our bank partners on our platform;
• successfully fund a sufficient quantity of our borrower loan demand with low cost bank funding to help keep interest rates offered to borrowers competitive;
• successfully build our brand and protect our reputation from negative publicity;
• increase the effectiveness of our marketing strategies, including our direct consumer marketing initiatives;
• continue to expand the number of potential borrowers;
• successfully adjust our proprietary AI models, products and services in a timely manner in response to changing macroeconomic conditions and fluctuations in the credit market;
• comply with and successfully adapt to complex and evolving regulatory environments;
• protect against increasingly sophisticated fraudulent borrowing and online theft;

• successfully compete with companies that are currently in, or may in the future enter, the business of providing online lending services to financial institutions or consumer financial services to borrowers;
• enter into new markets and introduce new products and services;
• effectively secure and maintain the confidentiality of the information received, accessed, stored, provided and used across our systems;
• successfully obtain and maintain funding and liquidity to support continued growth and general corporate purposes;
• attract, integrate and retain qualified employees; and
• effectively manage and expand the capabilities of our operations teams, outsourcing relationships and other business operations.
If we are not able to timely and effectively address these risks and difficulties as well as those described elsewhere in this “Risk Factors” section, our business and results of operations may be harmed.
Our revenue growth rate and financial performance in recent periods may not be indicative of future performance and such growth may slow over time.
We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance may not be indicative of our future performance. For the years ended December 31, 2019, 2020 and 2021, our revenue was approximately $229 million, $291 million and $351 million, respectively, representing year-over-year revenue growth of approximately 27% from 2019 to 2020 and 20% from 2020 to 2021. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates may slow, or our revenue may decline, in future periods for a number of reasons, which may include slowing demand for our platform offerings and services, increasing competition, a decrease in the growth of the overall credit market, changes in the regulatory environment, which could lead to increasing regulatory costs and challenges, and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by our AI models and our continued improvements to our AI models. Future incremental improvements to our AI models may not lead to the same level of growth as in past periods. In addition, we believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. The Auto-Approval Rate on our platform was 18.3% in 2019 and increased to 25.7% in 2020 and 60.0% in 2021. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on how we define Auto Approval Rate. We expect the Auto-Approval Rate on our platform to level off and remain relatively constant in the long term, and to the extent we expand our loan offerings beyond unsecured personal loans, we expect that such percentage may decrease in the short term. As a result of these factors, our revenue growth rates may slow, and our financial performance may be adversely affected.
The COVID-19 pandemic has harmed our growth rate and could continue to harm our growth rate and our business, financial condition and results of operations, including the credit risk of our customers.
The COVID-19 pandemic has caused extreme societal, economic and financial market volatility, resulting in business shutdowns, an unprecedented reduction in economic activity and significant dislocation to businesses, the capital markets and the broader economy. In particular, the impact of the COVID-19 pandemic on the finances of borrowers on our platform has been profound, as many have been, and will likely continue to be, impacted by unemployment, reduced earnings and/or elevated economic disruption and insecurity.
We have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, vendors and the communities in which we operate, including temporarily closing our physical office and virtualizing, postponing, or canceling bank partner, employee, or industry events, which may negatively impact our business. We have adopted a hybrid remote working model as the uncertainty of the COVID-19 pandemic continues to impact our ability to return to the office full-time. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.
Further, in response to the market conditions caused by the COVID-19 pandemic, we made certain operational changes, including reductions in our sales and marketing activities and certain operational expenses. We continue to evaluate market and other conditions and may make additional changes or implement additional operational changes, in the future.

The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the spread of variants, the scope of travel restrictions imposed in geographic areas in which we operate, mandatory or voluntary business closures, the impact on businesses and financial and capital markets, and the extent and effectiveness of actions taken throughout the world to contain the virus or treat its impact, including the effectiveness and availability of approved vaccine boosters. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations and financial condition, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
Over the last several years, we have experienced rapid growth and fluctuations in our business and the Total Net Originations on our platform, and we expect to continue to experience growth and fluctuations in the future. Total Net Originations on our platform were approximately $496.5 million in 2019, and $483.4 million in 2020 and $595 million in 2021, representing a decline of approximately 2.6% from 2019 to 2020 and a growth rate of approximately 23.1% from 2020 to 2021. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on how we define Total Net Originations. This rapid growth has placed, and may continue to place, significant demands on our management, processes and operational, technological and financial resources. Our ability to manage our growth effectively and to integrate new employees and technologies into our existing business will require us to continue to retain, attract, train, motivate and manage employees and expand our operational, technological and financial infrastructure. Continued growth could strain our ability to develop and improve our operational, technological, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Any of the foregoing factors could negatively affect our business, financial condition and results of operations.
We may not be able to maintain or increase our profitability in the future.
For the years ended December 31, 2019, 2020 and 2021, we experienced net income of approximately, $33.0 million, $77.5 million and $89.8 million, respectively, representing an increase of approximately 135% from the year ended December 31, 2019 to the year ended December 31, 2020, and an increase of approximately 16% from the year ended December 31, 2020 to the year ended December 31, 2021. We intend to continue to expend significant funds to continue to develop and improve our proprietary AI models, improve our marketing efforts to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or improving profitability on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
We may experience fluctuations in our quarterly operating results.
Our quarterly results of operations, including the levels of our revenue, net income and other key metrics, are likely to vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results for any one quarter are not necessarily an accurate indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly financial results include:
• our ability to improve the effectiveness and predictiveness of our AI models;
• our ability to maintain relationships with existing bank partners and our ability to attract new bank partners;
• our ability to maintain or increase loan volumes, and improve loan mix and the channels through which the loans, bank partners and loan funding are sourced;
• general economic conditions, including economic slowdowns, recessions and tightening of credit markets, including due to the economic impact of the COVID-19 pandemic and any governmental response to the impact of the COVID-19 pandemic;
• improvements to our AI models that negatively impact transaction volume, such as lower approval rates;
• the timing and success of new products and services;

• the effectiveness of our direct marketing and other marketing channels;
• the amount and timing of operating expenses related to maintaining and expanding our business, operations and infrastructure, including acquiring new and maintaining existing bank partners and investors and attracting borrowers to our platform;
• our cost of borrowing money and access to loan and participation right funding sources;
• the number and extent of loans facilitated on our platform that are subject to loan modifications and/or temporary assistance due to disasters or emergencies;
• the number and extent of prepayments of loans facilitated on our platform;
• changes in the fair value of assets and liabilities on our balance sheet;
• network outages or actual or perceived security breaches;
• our involvement in litigation or regulatory enforcement efforts (or the threat thereof) or those that impact our industry generally;
• the length of the onboarding process related to acquisitions of new bank partners;
• changes in laws and regulations that impact our business; and
• changes in the competitive dynamics of our industry, including consolidation among competitors or the development of competitive products by larger well-funded incumbents.
In addition, we experience significant seasonality in the demand for loans on our platform, which is generally lower in the first quarter. This seasonal slowdown is primarily attributable to high loan demand around the holidays in the fourth quarter and the general increase in borrowers’ available cash flows in the first quarter, including cash received from tax refunds, which temporarily reduces borrowing needs. While our growth has obscured this seasonality in our overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
If we are unable to continue to improve our AI models or if our AI models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations would be adversely affected.
Our ability to attract customers to our platform and increase the number of loans facilitated on our platform will depend in large part on our ability to effectively evaluate a borrower’s creditworthiness and likelihood of default and, based on that evaluation, offer competitively priced loans and higher approval rates. Further, our overall operating efficiency and margins will depend in large part on our ability to maintain a high degree of automation in the loan application process and achieve incremental improvements in the degree of automation. If our models fail to adequately predict the creditworthiness of borrowers due to the design of our models or programming or other errors, and our models do not detect and account for such errors, or any of the other components of our credit decision process fails, we and our bank partners may experience higher than forecasted loan losses. Any of the foregoing could result in sub-optimally priced loans, incorrect approvals or denials of loans, or higher than expected loan losses, which in turn could adversely affect our ability to attract new borrowers and bank partners to our platform, increase the number of loans facilitated on our platform or maintain or increase the average size of loans facilitated on our platform.
Our models also target and optimize other aspects of the lending process, such as borrower acquisition, fraud detection, default timing, loan stacking, prepayment timing and fee optimization, and our continued improvements to such models have allowed us to facilitate loans inexpensively and virtually instantly, with a high degree of consumer satisfaction and with an insignificant impact on loan performance. However, such applications of our models may prove to be less predictive than we expect, or than they have been in the past, for a variety of reasons, including inaccurate assumptions or other errors made in constructing such models, incorrect interpretations of the results of such models and failure to timely update model assumptions and parameters. Additionally, such models may not be able to effectively account for matters that are inherently difficult to predict and beyond our control, such as macroeconomic conditions, credit market volatility and interest rate fluctuations, which often involve complex interactions between a number of dependent and independent variables and factors. Material errors or inaccuracies in such models could lead us to make inaccurate or sub-optimal operational or strategic decisions, which could adversely affect our business, financial condition and results of operations.
Additionally, errors or inaccuracies in our models could result in any person exposed to the credit risk of loans facilitated on our platform, whether it be us, our bank partners or our sources of capital, experiencing higher than expected losses or lower than desired returns, which could impair our ability to retain existing or attract new bank partners and sources of capital, reduce the number, or limit the types, of loans bank partners and sources of capital are willing to fund, and limit our ability to increase commitments under our credit facilities. Any of these circumstances could reduce the number of loans facilitated on our platform and harm our ability to maintain diverse and robust sources of capital and could adversely affect our business, financial condition and results of operations.
Continuing to improve the accuracy of our models is central to our business strategy. While we believe that continuing to improve the accuracy of our models is key to our long-term success, those improvements could, from time to time, lead us to reevaluate the risks associated with certain borrowers, which could in turn cause us to lower approval rates or increase interest rates for any borrowers identified as a higher risk, either of which could negatively impact our growth and results of operations in the short term.
If our existing bank partners were to cease or limit operations with us or if we are unable to attract and onboard new bank partners, our business, financial condition and results of operations could be adversely affected.
In the year ended December 31, 2020, approximately 65% of our net originations were generated from loans originated by our bank partners and facilitated by our platform, approximately 96% of which was generated by our bank partner FinWise. For the year ended December 31, 2021 approximately 91% of our net originations were generated from loans originated by our bank partners and facilitated by our platform, approximately 67% of which was generated by our bank partner FinWise. Our bank partner First Electronic Bank (“FEB”) began originating loans on our platform in May 2020 and our bank partner Capital Community Bank (“CCB”) began originating loans on our platform in October 2020. If any of our bank partners were to suspend, limit, or cease their operations or otherwise terminate their relationships with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. Our sales and onboarding process with new bank partners can be long and unpredictable. If we are unable to timely onboard our bank partners, or if our bank partners are not willing to work with us to complete a timely onboarding process, our results of operations could be adversely affected.
We have entered into separate agreements with each of our three bank partners. Our agreements with our bank partners are nonexclusive, generally have 60-month terms and certain agreements automatically renew, subject to certain early termination provisions and minimum fee amounts, and do not include any minimum origination obligations or origination limits. Our agreement with FinWise began on October 31, 2017 and will continue until February 1, 2023, with an automatic renewal provision for two additional three-year terms following the initial term, unless earlier terminated pursuant to the terms of the agreement. Our bank partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. In addition, regulators may require that they terminate or otherwise limit their business with us; impose regulatory pressure limiting their ability to do business with us; or directly examine and assess our records, risk controls and compliance programs as they relate to our interactions with bank partners (and thereafter limit or prohibit future business between that bank partner and us). For example, in spite of federal law permitting state-chartered banks to enter into loans with interest rates allowed in their chartering states, the DFPI has sought to limit the interest rates of loans made by our bank partners on our platform in the State of California, which could have an impact on our bank partners’ ability to originate loans on our platform in California. If the bank partners listed above or any of our future bank partners were to stop working with us, suspend, limit, or cease their operations, or otherwise terminate their relationship with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. We could in the future have disagreements or disputes with any of our bank partners, which could negatively impact or threaten our relationship with them. In our agreements with bank partners, we make certain representations and warranties and covenants concerning our compliance with specific policies of a bank partner, our compliance with certain procedures and guidelines related to laws and regulations applicable to our bank partners, as well as the services to be provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted loans, and our reputation and ability to continue to attract new bank partners would be adversely affected. Additionally, our bank partners may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our bank partners.
Our bank partner FinWise accounts for a substantial portion of the total number of loans facilitated by our platform and our revenue, and if it was to cease or limit operations with us, our business, financial condition and results of operations could be adversely affected.
FinWise, a Utah-chartered bank, originates a majority of the loans facilitated by our platform. Loans originated by our bank partner FinWise accounted for approximately 60.8%, 62.6% and 53.2% of the net originations facilitated by our platform during the years ended December 31, 2021, 2020, and 2019, respectively, and similar percentages of our net revenues. FinWise retains a certain portion of the economic interests in these originated loans on its own balance sheet and sells participation rights in the remainder of the economic interests in these originated loans to us, which we in turn sell to our special purpose finance entities. Our program arrangement with FinWise began on October 31, 2017 and has an initial term that expires on February 1, 2023. After the initial term, the agreement will be automatically extended for two renewal periods of three years each. Either party may choose to not renew by providing the other party 180 days’ notice prior to the end of the initial term or any renewal term. In addition, even during the term of our arrangement, FinWise could choose to reduce the volume of loans facilitated on our platform that it chooses to originate. We or FinWise may terminate our arrangement immediately upon a material breach and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgement by a governmental entity, a material adverse effect, or in certain change of control situations. If we are unable to continue to increase the number of other bank partners on our platform or if FinWise or one of our other bank partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected.
The sales and onboarding process of new bank partners could take longer than expected, leading to fluctuations or variability in expected revenues and results of operations.
Our sales and onboarding process with new bank partners can be long and typically takes between three to six months. As a result, our revenues and results of operations may vary significantly from period to period. Prospective bank partners are often cautious in making decisions to implement our platform and related services because of the risk management alignment and regulatory uncertainties related to their use of our AI models, including their oversight, model governance and fair lending compliance obligations associated with using such models. In addition, prospective banks undertake an extensive diligence review of our platform, compliance and servicing activities before choosing to partner with us. Further, the implementation of our AI underwriting model often involves adjustments to the bank partner’s software and/or hardware platform or changes in their operational procedures, which may involve significant time and expense to implement. Delays in onboarding new bank partners can also arise while prospective bank partners complete their internal procedures to approve expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which new bank partners will begin using our platform and the volume of fees we will receive, which can lead to fluctuations in our revenues and results of operations.
Our business may be adversely affected by economic conditions and other factors that we cannot control.
Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets, historically have created a difficult operating environment for our industry. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition and our overall success by affecting a borrower’s willingness to incur loan obligations or willingness or capacity to make payments on their loans. These factors include interest rates, unemployment levels, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war, terrorism, catastrophes and pandemics.
Many new consumers on our platform have limited or no credit history. Accordingly, such borrowers have historically been, and may in the future become, disproportionately affected by adverse macroeconomic conditions, such as the disruption and uncertainty caused by the COVID-19 pandemic. In addition, major medical expenses, divorce, death or other issues that affect borrowers could affect a borrower’s willingness or ability to make payments on their loans. If borrowers default on loans facilitated on our platform, the cost to service these loans may also increase without a corresponding increase in our servicing fees or other related fees and the value of the loans held on our balance sheet could decline. Higher default rates by these borrowers may lead to lower demand by our bank partners and institutional investors to fund loans facilitated by our platform, which would adversely affect our business, financial condition and results of operations.
During periods of economic slowdown or recession, our sources of capital may reduce the level of participation rights in loans originated by our bank partners on our platform that they will fund our purchase of, or the amounts of loans originated by us that they will fund, or demand terms that are less favorable to us to compensate for any increased risks. A reduction in the volume of the loans that can be facilitated by our platform due to our sources of capital would adversely affect our business, financial condition and results of operations.
For example, the COVID-19 pandemic and other related adverse economic events led to a significant increase in unemployment, comparable, and at times surpassing, the unemployment rates during the peak of the financial crisis in 2008. The increase in the unemployment rate could increase the delinquency rate of loans facilitated on our platform or increase the rate of borrowers declaring bankruptcy. If we are unable to improve our AI platform to account for events like the COVID-19 pandemic and the resulting rise in unemployment, or if our AI platform is unable to more successfully predict the creditworthiness of potential borrowers compared to other lenders, then our business, financial condition and results of operations could be adversely affected.
In addition, personal loans are dischargeable in a bankruptcy proceeding involving a borrower without the need for the borrower to file an adversary claim. The discharge of a significant amount of personal loans facilitated by our platform could adversely affect our business, financial condition and results of operations, including by causing our bank partners to stop working with us, suspend, limit, or cease their operations, or otherwise terminate their relationship with us.
Decreased demand for loans as a result of increased savings or income could result in a loss of revenues or decline in profitability if we are unable to successfully adapt to such changes.
The demand for the loan products facilitated on our platform in the markets we serve could decline due to a variety of factors, such as regulatory restrictions that reduce borrower access to particular products, the availability of competing or alternative products, or changes in borrowers’ financial conditions, particularly increases in income or savings, such as recent government stimulus programs. For instance, an increase in state or federal minimum wage requirements, a decrease in individual income tax rates or an increase in tax credits, could decrease demand for our loans. Additionally, a change in focus from borrowing to saving would reduce demand. Should we fail to adapt to a significant change in borrowers’ demand for, or access to, the loan products facilitated on our platform, our revenues could decrease significantly. Even if we make adaptations or introduce new products to fulfill borrower demand, borrowers may resist or may reject products whose adaptations make them less attractive or less available. Such decreased demand could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our models have not yet been extensively tested during down-cycle economic conditions. If our models do not accurately reflect a borrower’s credit risk in such economic conditions, the performance of loans facilitated on our platform may be worse than anticipated.
The performance of loans facilitated by our platform is significantly dependent on the effectiveness of our proprietary models used to evaluate a borrower’s credit profile and likelihood of default. While our models have been refined and updated to account for the COVID-19 pandemic, the bulk of the data gathered and the development of our models have largely occurred during a period of sustained economic growth, and our models have not been extensively tested during a down-cycle economy or recession and have not been tested at all during a down-cycle economy or recession without significant levels of government assistance. For example, during the year ended December 31, 2020, despite the outbreak and effects of the COVID-19 pandemic, our models indicated that the credit risk of our loan applicants remained flat during this period and government stimulus programs had positive effects on the credit performance of loans facilitated on our platform during this period. This positive performance continued through the middle of 2021. As the effects of stimulus wore off in the second half of 2021, it took time for the models to recognize the shift in loan performance. There is no assurance that our models can continue to accurately predict loan performance under adverse economic conditions, or that our models will be able to recognize future changes in credit performance before the effects or any such changes have an impact on the fair value of the finance receivables on our balance sheet. If our models are unable to accurately reflect the credit risk of loans under such economic conditions, we may experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our bank partners and capital sources. In addition, the fair value of the loans on our balance sheet may decline. Any of these factors could adversely affect our business, financial condition and results of operations.
Substantially all of our revenue is derived from a single loan product, and we are thus particularly susceptible to fluctuations in the unsecured personal loan market. We also do not currently offer a broad suite of products that bank partners may find desirable.
While we recently expanded the type of loan products offered on our platform to include SalaryTap, our payroll deduction secured installment loan product, and our OppFi Card credit card product, the vast majority of loan originations facilitated through our platform are currently unsecured personal installment loans. The market for unsecured personal loans has grown rapidly in recent years, and it is unclear to what extent such market will continue to grow, if at all. A wide variety of factors could impact the market for unsecured personal loans, including macroeconomic conditions, competition, regulatory developments and other developments in the credit market. For example, FICO has recently changed its methodology in calculating credit scores in a manner that potentially penalizes borrowers who take out personal loans to pay off or consolidate credit card debt. This change could negatively affect the overall demand for personal loans. Our success will depend in part on the continued growth of the unsecured personal loan market, and if such market does not further grow or grows more slowly than we expect, our business, financial condition and results of operations could be adversely affected.
In addition, bank partners may in the future seek partnerships with competitors that are able to offer them a broader array of credit products. Over time, in order to preserve and expand our relationships with our existing bank partners, and enter into new bank partnerships, it may become increasingly important for us to be able to offer a wider variety of products than we currently provide. We are also susceptible to competitors that may intentionally underprice their loan products, even if such pricing practices lead to losses. Such practices by competitors would negatively affect the overall demand for personal loans facilitated on our platform.

Further, because such personal loans are unsecured, there is a risk that borrowers will not prioritize repayment of such loans, particularly in any economic downcycle. To the extent borrowers have or incur other indebtedness that is secured, such as a mortgage, a home equity line of credit or an auto loan, borrowers may choose to repay obligations under such secured indebtedness before repaying their loans facilitated on our platform. In addition, borrowers may not view loans facilitated on our platform, which were originated through an online platform, as having the same significance as other credit obligations arising under more traditional circumstances, such as loans originated by banks or other commercial financial institutions on other platforms. Any of the forgoing could lead to higher default rates and decreased demand by our bank partners and capital sources to fund loans facilitated by our platform, which would adversely affect our business, financial condition and results of operations.
For the years ended December 31, 2019, 2020 and 2021, we experienced default rates, which we refer to as net charge-offs as a percentage of average receivables on an annualized basis, of 42.2%, 35.6% and 37.5%, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on net charge-offs as a percentage of average receivables. When a loan facilitated on our platform is charged off, the cost to service these loans may increase without a corresponding increase in our servicing fees or other related fees and the value of the loans held on our balance sheet may decline. Higher default rates may also lead to lower demand by our bank partners and capital sources to fund loans facilitated by our platform, which would adversely affect our business, financial condition and results of operations.
We are also more susceptible to the risks of changing and increased regulations and other legal and regulatory actions targeted towards the unsecured personal loan market. It is possible that regulators may view unsecured personal loans as high risk for a variety of reasons, including that borrowers will not prioritize repayment of such loans due to the unsecured nature of such loans or because existing laws and regulations may not sufficiently address the benefits and corresponding risks related to financial technology as applied to consumer lending. Further, courts and/or regulators could change their interpretation or application of state and federal consumer financial protection laws for the unsecured personal loan product class given hardships borrowers experience or actual or perceived lack of borrower disclosure or understanding of loan terms. If we are unable to manage the risks associated with the unsecured personal loan market, our business, financial condition and results of operations could be adversely affected.
We have developed and may develop in the future new loan products and services offerings, and if we are unable to manage the related risks, our growth prospects, business, financial condition and results of operations could be adversely affected.
We recently began offering SalaryTap, our payroll deduction secured installment loan product, and OppFi Card, our credit card product, and we may develop new loan products in the future. New initiatives are inherently risky, as each involves unproven business strategies, new regulatory requirements and new financial products and services with which we, and in some cases our bank partners, have limited or no prior development or operating experience. Launching new products can be capital intensive, and it can take time to determine both an appropriate market fit and profitable unit. New products, once launched, may never achieve scale in a target market or achieve significant profitability.
We cannot be sure that we will be able to develop, commercially market and achieve market acceptance of any new products and services that we may offer. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually derived from these new products and services. If the profile or behavior of loan applicants using any new products and services is different from that of those currently served by our existing loan products, our AI models may not be able to accurately evaluate the credit risk of such borrowers, and our bank partners and capital sources may in turn experience higher levels of delinquencies or defaults. Failure to accurately predict demand or growth with respect to our new products and services could have an adverse impact on our reputation and business, and there is always risk that new products and services will be unprofitable, will increase our costs, decrease operating margins or take longer than anticipated to achieve target margins. In addition, any new products or services may raise new and potentially complex regulatory compliance obligations, which would increase our costs and may cause us to change our business in unexpected ways. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business.
We may also have difficulty with securing adequate funding for any such new loan products and services, and if we are unable to do so, our ability to develop and grow these new offerings and services will be impaired. If we are unable to effectively manage the foregoing risks, our growth prospects, business, financial condition and results of operations could be adversely affected.

Our reputation and brand are important to our success, and if we are unable to continue developing our reputation and brand, our ability to retain existing and attract new bank partners, our ability to attract borrowers to our platform and our ability to maintain and improve our relationship with regulators of our industry could be adversely affected.
We believe maintaining a strong brand and trustworthy reputation is critical to our success and our ability to attract borrowers to our platform, attract new bank partners and maintain good relations with regulators and existing bank partners. Factors that affect our brand and reputation include: perceptions of artificial intelligence, our industry and our company, including the quality and reliability of our AI-enabled underwriting platform; the accuracy of our AI models; perceptions regarding the application of artificial intelligence to consumer lending specifically; our loan funding programs; changes to our platform; our ability to effectively manage and resolve borrower complaints; collection practices; privacy and security practices; litigation; regulatory activity; and the overall user experience of our platform. Negative publicity or negative public perception of these factors, even if inaccurate, could adversely affect our brand and reputation.
For example, consumer advocacy groups, politicians and certain government and media reports have, in the past, advocated governmental action to prohibit or severely restrict consumer loan arrangements where banks contract with a third-party platform such as ours to provide origination assistance services to bank customers. Such criticism has frequently been levied in the context of payday loan marketers, though other entities operating programs through which loans similar to loans facilitated on our platform are originated have also faced criticism. The perceived improper use of a bank charter by these entities has been challenged by both governmental authorities and private litigants, in part because of the higher rates and fees a bank is permitted to charge consumers in certain payday and small-dollar lending programs relative to non-bank lenders. State regulators have made statements in the past threatening regulatory action against us related to loans originated on our platform by state chartered-banks, and such statements and the perception of possible regulatory action could adversely affect our reputation and the willingness of bank partners to originate loans on our platform. Bank regulators have also required banks to exit third-party programs that the regulators determined involved unsafe and unsound practices or present other risks to the bank. We believe the payday or “small-dollar” loans that have been subject to more frequent criticism and challenge are fundamentally different from loans facilitated on our platform in many ways, including that loans facilitated on our platform typically have lower interest rates, longer terms and amortize over their life. If we are nevertheless associated with such payday or small-dollar consumer loans, or if we are associated with increased criticism of non-payday loan programs involving relationships between bank originators and non-bank lending platforms and program managers, demand for loans facilitated on our platform could significantly decrease, which could cause our bank partners to reduce their origination volumes or terminate their arrangements with us, impede our ability to attract new bank partners or delay the onboarding of bank partners, impede our ability to attract capital sources or reduce the number of potential borrowers who use our platform. In addition, the increased focus on environmental, social and governance (“ESG”) issues could damage our reputation or prospects if customers, prospective customers, investors or third parties assigning ESG ratings to us are of the opinion that our practices, including without limitation our lending practices, are not sufficiently robust from an ESG perspective. Any of the foregoing could adversely affect our results of operations and financial condition.
Any negative publicity or public perception of loans facilitated on our platform or other similar consumer loans or the consumer lending service we provide may also result in us being subject to more restrictive interpretation or application of laws and regulations and potential investigations and enforcement actions. We may also become subject to additional lawsuits, including class action lawsuits, or other challenges such as government enforcement or arbitration, against our bank partners or us for loans originated by our bank partners on our platform or loans we service or have serviced, which we have been subject to in the past. See the section titled “Risk Factors—We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business” for more information. If there are changes in the laws or in the interpretation or enforcement of existing laws affecting consumer loans similar to those offered on our platform, or our marketing and servicing of such loans, or if we become subject to such lawsuits, our business, financial condition and results of operations would be adversely affected.
Artificial intelligence and related technologies are subject to public debate and heightened regulatory scrutiny. Any negative publicity or negative public perception of artificial intelligence could negatively impact demand for our platform, hinder our ability to attract new bank partners. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of AI technology by various companies. Such claims, whether or not accurate, and whether or not concerning us or our AI-enabled underwriting platform, may harm our ability to attract prospective borrowers to our platform, retain existing and attract new bank partners and achieve regulatory acceptance of our business.
Harm to our reputation can also arise from many other sources, including employee or former employee misconduct, misconduct by outsourced service providers or other counterparties, failure by us or our bank partners to meet minimum standards of service and quality, and inadequate protection of borrower information and compliance failures and claims. If we are unable to protect our reputation, our business, financial condition and results of operations would be adversely affected.
If we do not compete effectively in our target markets, our business, results of operations and financial condition could be harmed.

The consumer lending market is highly competitive and increasingly dynamic as new entrants and emerging technologies continue to enter into the marketplace. With the introduction of new technologies and the influx of new entrants, competition may persist and intensify in the future, which could have an adverse effect on our operations or business.
Our inability to compete effectively could result in reduced loan volumes, reduced average size of loans facilitated on our platform, reduced fees, increased marketing and borrower acquisition costs or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could have an adverse effect on our business and results of operations.
Consumer lending is a broad and competitive market, and we compete to varying degrees with other sources of unsecured consumer credit. This can include banks, non-bank lenders including retail-based lenders and other financial technology lending platforms. Because personal loans often serve as a replacement for credit cards, we also compete with the convenience and ubiquity that credit cards represent. Many of our competitors operate with different business models, such as lending-as-a-service or point-of-sale lending, have different cost structures or regulatory obligations, or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, economic, technological and other developments, including utilizing new data sources or credit models. We may also face competition from banks or companies that have not previously competed in the consumer lending market, including companies with access to vast amounts of consumer-related information that could be used in the development of their own credit risk models. Our current or potential competitors may be better at developing new products due to their large and experienced data science and engineering teams, who are able to respond more quickly to new technologies. Many of our current or potential competitors have significantly more resources, such as financial, technical and marketing resources, than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. We face competition in areas such as compliance capabilities, commercial financing terms and costs of capital, interest rates and fees (and other financing terms) available to consumers from our bank partners, approval rates, model efficiency, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, borrower experience, brand and reputation. Our competitors may also have longer operating histories, lower costs of capital, more extensive borrower bases, more diversified products and borrower bases, operational efficiencies, more versatile or extensive technology platforms, greater brand recognition and brand loyalty, broader borrower and partner relationships, more extensive and/or more diversified source of capital than we have, and more extensive product and service offerings than we have. Furthermore, our existing and potential competitors may decide to modify their pricing and business models to compete more directly with us. Our ability to compete will also be affected by our ability to provide our bank partners with a commensurate or more extensive suite of loan products than those offered by our competitors. In addition, current or potential competitors, including financial technology lending platforms and existing or potential bank partners, may also acquire or form strategic alliances with one another, which could result in our competitors being able to offer more competitive loan terms due to their access to lower-cost capital. Such acquisitions or strategic alliances among our competitors or potential competitors could also make our competitors more adaptable to a rapidly evolving regulatory environment. To stay competitive, we may need to increase our regulatory compliance expenditures or our ability to compete may be adversely affected.
Our industry is driven by constant innovation. We utilize artificial intelligence and machine learning, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. There can be no assurance that research, data accumulation and development by other companies will not result in AI models that are superior to our AI models or result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services. If we are unable to compete with such companies or fail to meet the need for innovation in our industry, the use of our platform could stagnate or substantially decline, or our loan products could fail to maintain or achieve more widespread market acceptance, which could harm our business, results of operations and financial condition.
If we are unable to manage the risks associated with fraudulent activity, our brand and reputation, business, financial condition and results of operations could be adversely affected.
Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. Although we have not experienced any material business or reputational harm as a result of fraudulent activity in the past, we are subject to the risk of fraudulent activity associated with borrowers and third parties handling borrower information. In the event of losses arising out of fraudulent loan applications, we may also be contractually obligated to indemnify our bank partners or capital sources for such losses. Fraud rates could also increase in a downcycle economy. We use several identity and fraud detection tools, including tools provided by third-party vendors and our proprietary AI models, to predict and otherwise validate or authenticate applicant-reported data and data derived from third-party sources. We have historically had very low levels of fraud rates; however, the possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. Moreover, if our efforts are insufficient to accurately detect and prevent fraud, the level of fraud-related losses of loans facilitated on our platform could increase, which would decrease confidence in our platform. In addition, our bank partners, our sources of capital or we may not be able to recover amounts disbursed on loans made in connection with inaccurate statements, omissions of fact or fraud, which could erode the trust in our brand and negatively impact our ability to attract new bank partners and our sources of capital.
High profile fraudulent activity also could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention, which could increase our costs and also negatively impact our brand and reputation. Further, if there is any increase in fraudulent activity that increases the need for human intervention in screening loan application data, the level of automation on our platform could decline and negatively affect our unit economics. If we are unable to manage these risks, our business, financial condition and results of operations could be adversely affected.
We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain and motivate our personnel, our business, financial condition and results of operations could be adversely affected.
Our success significantly depends on the continued service of our senior management team, including Todd Schwartz, our Chief Executive Officer, Shiven Shah, our Chief Financial Officer, and other highly skilled personnel. Our success also depends on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization.
Competition for highly skilled personnel, including engineering and data analytics personnel, is extremely intense, including in Chicago where our headquarters is located. We have experienced, and expect to continue to face, difficulty identifying and hiring qualified personnel in many areas, especially as we pursue our growth strategy, and we may be required to pay increasingly higher wages to hire and retain adequate personnel. Further, as a result of the COVID-19 pandemic, a large and increasing number of companies have adopted permanent work-from-home policies, which further increases the challenges associated with hiring and retaining qualified personnel. We may not be able to hire or retain such personnel at compensation or flexibility levels consistent with our existing compensation and salary structure and policies. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in high-technology industries, often consider the value of any equity they may receive in connection with their employment. Any significant volatility in the price of our securities may adversely affect our ability to attract or retain highly skilled technical, financial and marketing personnel.
In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements. While we are in the process of training their replacements, the quality of our services and our ability to serve our bank partners, investors and borrowers whose loans we service may suffer, resulting in an adverse effect on our business.
Security breaches of borrowers’ confidential information that we store may harm our reputation, adversely affect our results of operations and expose us to liability.
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. We have made commitments to our bank partners as it relates to data security and information technology. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is large and complex, with many points of entry and access. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, bank partners, loan investors or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Further, our shift to a remote working environment due to the COVID-19 pandemic could increase the risk of a security breach. Significant disruptions of our, our bank partners’ and third-party vendors’ and/or other business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us.
Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity following a breach, which may cause borrowers and potential borrowers to lose confidence in the effectiveness of our data security measures on our platform. Any security breach, whether actual or perceived, would harm our reputation and ability to attract new borrowers to our platform.
We also face indirect technology, cybersecurity and operational risks relating to our borrowers, bank partners, investors, vendors and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including vendors, payment processors, and other parties who have access to confidential information due to our agreements with them. In addition, any security compromise in our industry, whether actual or perceived, or information technology system disruptions, whether from attacks on our technology environment or from computer malware, natural disasters, terrorism, war and telecommunication and electrical failures, could interrupt our business or operations, harm our reputation, erode borrower confidence, negatively affect our ability to attract new borrowers, or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our business and results of operations.
Like other financial services firms, we have been and continue to be the subject of actual or attempted unauthorized access, mishandling or misuse of information, computer viruses or malware, and cyber-attacks that could obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, distributed denial of service attacks, data breaches and other infiltration, exfiltration or other similar events.
While we regularly monitor data flow inside and outside the company, attackers have become very sophisticated in the way they conceal access to systems, and we may not be aware that we have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information or other sensitive information that we or our vendors maintain, including our own proprietary business information and sensitive information such as personal information regarding borrowers, loan applicants or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors to comply with our privacy, confidentiality or data security-related legal or other obligations to our bank partners or other third parties, actual or perceived security breaches, or any security incidents or other events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause our bank partners and other third parties to lose trust in us or we could be subject to claims by our bank partners and other third parties that we have breached our privacy- or confidentiality-related obligations, which could harm our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. There can be no assurance that our security measures intended to protect our information technology systems and infrastructure will successfully prevent service interruptions or security incidents. For example, in December 2018, we were made aware of a software error by a vendor that displayed mismatched consumer data on a prepopulated form, which affected fewer than 100 participants on our platform. The vendor system was patched and we made changes to our systems designed to prevent similar issues in the future. However, we cannot provide any assurance that similar vulnerabilities will not arise in the future as we continue to expand the features and functionalities of our platform and introduce new loan products on our platform, and we expect to continue investing substantially to protect against security vulnerabilities and incidents.
We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will continue to be available on economically reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that an insurer will not deny coverage as to any future claim, or that any insurer will be adequately covered by reinsurance or other risk mitigants or that any insurer will offer to renew policies at an affordable rate or offer such coverage at all in the future. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations.
If we are unable to manage the risks related to our loan servicing and collections obligations, our business, financial condition and results of operations could be adversely affected.
Loans facilitated on our platform are not secured by any collateral, guaranteed or insured by any third party or backed by any governmental authority. As a result, we are limited in our ability to collect on such loans on behalf of ourselves and our bank partners if a borrower is unwilling or unable to repay them. We handle in-house substantially all of the servicing activities for loans facilitated on our platform, including collection activities, which requires that we hire and train significant numbers of servicing personnel. For more information about our collections procedures and experience handling collections, see the section titled “Business—Customer Advocates and Collections Arrangements.” Our need for servicing personnel may vary over time and there is no assurance that we will be able to hire and train appropriate servicing personnel when necessary. For example, during periods of increased delinquencies caused by economic downturns or otherwise, it is important that our servicing personnel are proactive and consistent in contacting a borrower to bring a delinquent balance current and ultimately avoid the related loan becoming charged off, which in turn makes it extremely important that the servicing personnel are properly staffed and trained to take prompt and appropriate action. If the servicing personnel are unable to maintain a high quality of service, or fulfill their servicing obligations at all due to resource constraints resulting from the increased delinquencies, it could result in increased delinquencies and charge-offs on the loans, which could decrease fees payable to us, cause our bank partners to decrease the volume of loans facilitated on our platform and erode trust in our platform.
In addition, loan servicing is a highly regulated activity. Errors in our servicing activities or failures to comply with our servicing obligations could affect our internal and external reporting of the loans that we service, adversely affect our business and reputation and expose us to liability to borrowers, bank partners or capital sources. In addition, the laws and regulations governing these activities are subject to change. For example, during the COVID-19 pandemic certain states prohibited or restricted collection activities. If we are unable to comply with such laws and regulations, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by regulatory agencies, or become subject to sanctions or litigation, which may have an adverse effect on our ability to perform our servicing obligations or make our platform available to borrowers in particular states. Any of the foregoing could adversely affect our business, financial condition and results of operations.
In addition, we charge our bank partners and capital sources a fixed percentage servicing fee based on the outstanding balance of loans serviced. If we fail to efficiently service such loans and the costs incurred exceed the servicing fee charged, our results of operations would be adversely affected.
Borrowers may prepay a loan at any time without penalty, which could reduce our servicing fees and deter our bank partners and investors from investing in loans facilitated by our platform.
Borrowers may decide to prepay all or a portion of the remaining principal amount on loans facilitated by our platform at any time without penalty. If the entire or a significant portion of the remaining unpaid principal amount of a loan is prepaid, we would not receive a servicing fee or we would receive a significantly lower servicing fee associated with such prepaid loan. Prepayments may occur for a variety of reasons. If prepayments increase, the amount of our servicing fees would decline, which could harm our business and results of operations. If a significant volume of prepayments occur that our AI models do not accurately predict, returns targeted by us, our bank partners and our capital sources would be adversely affected and our ability to attract new bank partners and capital sources would be negatively affected.
Our marketing efforts and brand promotion activities may not be effective, which could adversely affect our ability to grow our business.
Promoting awareness of our platform is important to our ability to grow our business, attract new bank partners and increase the number of potential borrowers on our platform. We believe that the importance of brand recognition will increase as competition in the consumer lending industry expands. Successful promotion of our brand will depend largely on the effectiveness of marketing efforts and the overall user experience of our bank partners and potential borrowers on our platform, which factors are outside our control. The marketing channels that we employ may also become more crowded and saturated by other lending platforms, which may decrease the effectiveness of our marketing campaigns and increase borrower acquisition costs. Also, the methodologies, policies and regulations applicable to marketing channels may change. For example, internet search engines could revise their methodologies, which could adversely affect borrower volume from organic ranking and paid search. Search engines may also implement policies that restrict the ability of companies such as us to advertise their services and products, which could prevent us from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer. Our marketing cost per new funded loan increased to $254 for the year ended December 31, 2021 from $211 for the year ended December 31, 2020. The 20.4% increase for the year ended December 31, 2021 was driven by increased mix to the partner channel from lower cost organic channels and higher spend in direct mail as the company pulled back direct mail spending in 2020.
Our brand promotion activities may not yield increased revenues. If we fail to successfully build trust in our platform and the performance and predictability of loans facilitated on our platform, we may lose existing bank partners to our competitors or be unable to attract new bank partners and capital sources, which in turn would harm our business, results of operations and financial condition. Even if our marketing efforts result in increased revenue, we may be unable to recover our marketing costs through increases in loan volume, which could result in a higher borrower acquisition cost per account. Any incremental increases in loan servicing costs, such as increases due to greater marketing expenditures, could have an adverse effect on our business, financial condition and results of operations.
Unfavorable outcomes in legal proceedings may harm our business and results of operations.
We are, and may in the future become, subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties, which may affect our results of operations. These claims, lawsuits, and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged securities and law violations or other investor claims, and other matters. Due to the consumer-oriented nature of our business and the application of certain laws and regulations, participants in our industry are regularly named as defendants in litigation alleging violations of federal and state laws and regulations and liability for common law torts, including fraud. Many of these legal proceedings involve alleged violations of consumer protection laws. In addition, we are, and may in the future become, subject to litigation, claims, examinations, investigations, legal and administrative cases and proceedings related to the loans facilitated on our platform.
In particular, lending programs that involve originations by a bank in reliance on origination-related services being provided by non-bank lending platforms and/or program managers are subject to potential litigation and government enforcement claims based on “rent-a-charter” or “true lender” theories, particularly where such programs involve the subsequent sale of such loans or interests therein to the platform. See the section titled “Risk Factors —If loans facilitated through our platform for one or more bank partners were subject to successful challenge that the bank partner was not the “true lender,” such loans may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations” below. In addition, loans originated by banks (which are exempt from certain state requirements), followed by the sale, assignment, or other transfer to non-banks of such loans or interests therein are subject to potential litigation and government enforcement claims based on the theory that transfers of loans from banks to non-banks do not transfer the ability to enforce contractual terms such as interest rates and fees which banks may charge, but non-banks may not. See “—If loans originated by us or loans originated by our bank partners were found to violate the laws of one or more states, whether at origination or after sale by the originating bank partner, loans facilitated through our platform may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations” below. If we were subject to such litigation or enforcement, then any unfavorable results of pending or future legal proceedings may result in contractual damages, usury related claims, fines, penalties, injunctions, the unenforceability, rescission or other impairment of loans originated on our platform or other censure that could have an adverse effect on our business, results of operations and financial condition. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition, reputation and results of operations.
Recent financial, political and other events may increase the level of regulatory scrutiny on financial technology companies. Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. Any such investigations or inquiries, whether or not accurate or warranted, or whether concerning us or one of our competitors, could negatively affect our brand and reputation and the overall market acceptance of and trust in our platform. Any of the foregoing could harm our business, financial condition and results of operations.

We may evaluate and potentially consummate acquisitions, which could require significant management attention, consume our financial resources, disrupt our business and adversely affect our financial results.
Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In the future, we may acquire, assets or businesses. The risks we face in connection with acquisitions include:
• diversion of management time and focus from operating our business to addressing acquisition integration challenges;
• utilization of our financial resources for acquisitions or investments that may fail to realize the anticipated benefits;
• inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;
• coordination of technology, product development and sales and marketing functions and integration of administrative systems;
• transition of the acquired company’s borrowers to our systems;
• retention of employees from the acquired company;
• regulatory risks, including maintaining good standing with existing regulatory bodies or receiving any necessary approvals, as well as being subject to new regulators with oversight over an acquired business;
• attracting financing;
• cultural challenges associated with integrating employees from the acquired company into our organization;
• the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
• potential write-offs of loans or intangibles or other assets acquired in such transactions that may have an adverse effect on our results of operations in a given period;
• liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
• assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property or increase our risk for liability; and
• litigation, regulatory criticisms, customer claims or other liabilities in connection with the acquired company.
Our failure to address these risks or other problems encountered in connection with any future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in dilutive issuances of the combined company’s equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition.
Our business is subject to the risks of natural disasters and other catastrophic events, and to interruption by man-made problems, any of which could have an adverse effect on our business, results of operations and financial condition.
Significant natural disasters or other catastrophic events, such as earthquakes, fires, hurricanes, blizzards, or floods (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, epidemics, pandemics, cyber-attacks, computer viruses, internal or external system failures, telecommunications failures, power outages or increased risk of cybersecurity breaches due to a swift transition to remote work brought about by a catastrophic event, could have an adverse effect on our business, results of operations and financial condition. For example, the COVID-19 pandemic has had a significant impact on the global economy and consumer confidence. If the outbreak persists or worsens, it could continue to adversely impact the economy and consumer confidence, and could negatively impact our operations and our platform, each of which could seriously harm our business. In addition, it is possible that continued widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. There is no guarantee that we will be as effective while working remotely because our team is dispersed, employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick), may become sick themselves and be unable to work, or may be otherwise negatively affected, mentally or physically, by the COVID-19 pandemic and prolonged social distancing. Additionally, remote work arrangements may make it more difficult to scale our operations efficiently, as the recruitment, onboarding and training of new employees may be prolonged or delayed. We have adopted a hybrid remote working model as the uncertainty of the COVID-19 pandemic continues to impact our ability to return to the office full-time. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, data protection, data security, and fraud risks.
In addition, acts of war and other armed conflicts, disruptions in global trade, travel restrictions and quarantines, terrorism and other civil, political and geo-political unrest could cause disruptions in our business and lead to interruptions, delays or loss of critical data. Any of the foregoing risks may be further increased if our business continuity plans prove to be inadequate and there can be no assurance that both personnel and non-mission critical applications can be fully operational after a declared disaster within a defined recovery time. If our personnel, systems or data centers are impacted, we may suffer interruptions and delays in our business operations. In addition, to the extent these events impact the ability of borrowers to timely repay their loans, our business could be negatively affected.
We may not maintain sufficient business interruption or property insurance to compensate us for potentially significant losses, including potential harm to our business that may result from interruptions in our ability to provide our financial products and services.
Risks Related to Our Financial Reporting and Risk Management
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to fair value determinations, stock-based compensation and consolidation of variable interest entities, as well as tax matters. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of the our securities.
Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, or changes to existing standards, and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial condition, and profit and loss, or cause an adverse deviation from our revenue and operating profit and loss target, which may negatively impact our results of operations.
The determination of the fair values of our finance receivables portfolio involves unobservable inputs that can be highly subjective and may prove to be materially different than the actual economic outcome.
We began utilizing the fair value option for our finance receivables (other than SalaryTap and OppFi Card finance receivables, which are carried at amortized cost) effective January 1, 2021. The fair values of our finance receivables are determined using discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Valuations are highly dependent upon the reasonableness of our assumptions and estimates and the predictability of the relationships that drive the results of our valuation methodologies. A variety of factors including, but not limited to, estimated customer default rates, the timing of expected payments, utilization rates on our line of credit accounts, estimated costs to service the finance receivables, prepayment rates, discount rates, and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. Modifications to our assumptions due to the passage of time and more information becoming available could result in material changes to our fair value calculations. These changes to fair value could adversely affect our results of operations. Additionally, under the fair value option, these changes are generally recorded directly to the income statement, which may make our financial statements less comparable to others in the industry that do not record their loan balances under the fair value option.
If we fail to establish and maintain proper and effective internal control over financial reporting as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our securities may decline.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, (“Exchange Act”), the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”, and the rules and regulations of the applicable listing standards of the New York Stock Exchange (“NYSE”). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. However, as an emerging growth company, an attestation of an independent registered public accounting firm will initially not be required. The rules governing the standards that must be met for management to assess We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. We may need to upgrade our legacy information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, which could negatively impact the price of our securities.
Further, weaknesses in our disclosure controls and internal control over financial reporting have been discovered in the past and may be discovered in the future. For example, on April 22, 2021, FGNA concluded that it was appropriate to restate its previously issued audited financial statements as of and for the period ended December 31, 2020, and as part of such process, FGNA identified a material weakness in its internal control over financial reporting. As the accounting acquirer in the Business Combination, we inherited this material weakness and the Warrants. FGNA reevaluated the accounting treatment of the Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future. We have not conducted an internal control evaluation and assessment of our internal control over financial reporting as of December 31, 2021, and pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations, we have not included management's report on internal control over financial reporting in this Annual Report. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business.
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, market risk, liquidity risk, strategic risk, operational risk, cybersecurity risk and reputational risk. Credit risk is the risk of loss that arises when a loan obligor fails to meet the terms of a loan repayment obligation, the loan enters default, and if uncured results in financial loss of remaining principal and interest to the investor. Our exposure to credit risk mainly arises from our lending activities. Market risk is the risk of loss due to changes in external market factors, such as interest rates, asset prices, and foreign exchange rates. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations (e.g., current and future cash flow needs) and support business growth. We actively monitor our liquidity position. Strategic risk is the risk from changes in the business environment, ineffective business strategies, improper implementation of decisions or inadequate responsiveness to changes in the business and competitive environment.
Our management is responsible for defining the priorities, initiatives, and resources necessary to execute our strategic plan, the success of which is regularly evaluated by our Board. Operational risk is the risk of loss arising from inadequate or failed internal processes, controls, people (e.g., human error or misconduct) or systems (e.g., technology problems), business continuity or external events (e.g., natural disasters), compliance, reputational, regulatory, or legal matters and includes those risks as they relate directly to us, fraud losses attributed to applications and any associated fines and monetary penalties as a result, transaction processing, or employees, as well as to third parties with whom we contract or otherwise do business. Operational risk is one of the most prevalent forms of risk in our risk profile. We strive to manage operational risk by establishing policies and procedures to accomplish timely and efficient processing, obtaining periodic internal control attestations from management, conducting internal process risk control self-assessments and audit reviews to evaluate the effectiveness of internal controls.
In order to be effective, among other things, our enterprise risk management capabilities must adapt and align to support any new product or loan features, capability, strategic development, or external change. Cybersecurity risk is the risk of a malicious technological attack intended to impact the confidentiality, availability, or integrity of our systems and data, including, but not limited to, sensitive client data. Our technology and information security teams rely on a layered system of preventive and detective technologies, practices, and policies to detect, mitigate, and neutralize cybersecurity threats. In addition, our information security team and third-party consultants regularly assesses our cybersecurity risks and mitigation efforts. Cyberattacks can also result in financial and reputational risk.
Reputational risk is the risk arising from possible negative perceptions of us, whether true or not, among our current and prospective members, counterparties, employees, and regulators. The potential for either enhancing or damaging our reputation is inherent in almost all aspects of business activity. We manage this risk through our commitment to a set of core values that emphasize and reward high standards of ethical behavior, maintaining a culture of compliance, and by being responsive to member and regulatory requirements.
Risk is inherent in our business, and therefore, despite our efforts to manage risk, there can be no assurance that we will not sustain unexpected losses. We could incur substantial losses and our business operations could be disrupted to the extent our business model, operational processes, control functions, technological capabilities, risk analyses, and business/product knowledge do not adequately identify and manage potential risks associated with our strategic initiatives. There also may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business.
Our projections are subject to significant risks, assumptions, estimates and uncertainties. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.
We operate in a rapidly changing and competitive industry and our projections will be subject to the risks and assumptions made by management with respect to our industry. Operating results are difficult to forecast because they generally depend on a number of factors, including the competition we face and our ability to attract and retain bank partners. Additionally, our business may be affected by reductions in consumer borrowing, spending and investing from time to time as a result of a number of factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. These factors make creating accurate forecasts and budgets challenging and, as a result, we may fall materially short of our forecasts and expectations, which could cause the price of our securities to decline and investors to lose confidence in us.
Risks Related to Our Intellectual Property and Platform Development
It may be difficult and costly to protect our intellectual property rights, and we may not be able to ensure their protection.

Our ability to operate our platform depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively, which would allow competitors to duplicate our AI models or AI-enabled underwriting platform and adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, trademark laws and other rights, as well as confidentiality procedures, contractual provisions and our information security infrastructure to protect our proprietary technology, processes and other intellectual property. We do not currently have patent protection on our intellectual property. The steps we take to protect our intellectual property rights may be inadequate. For example, a third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.
Our proprietary technology, including our AI models, may actually or may be alleged to infringe upon third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claim or litigation could result in a requirement that we pay significant damages or licensing fees, or we could in some circumstances be required to make changes to our business to avoid such infringement, which would negatively impact our financial performance. We may also be obligated to indemnify parties or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.
Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies such as ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse or be unable to uphold its contractual obligations. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.
Furthermore, our technology may become obsolete or inadequate, and there is no guarantee that we will be able to successfully develop, obtain or use new technologies to adapt our models and systems to compete with other technologies as they develop. If we cannot protect our proprietary technology from intellectual property challenges, or if our technology becomes obsolete or inadequate, our ability to maintain our model and systems, facilitate loans or perform our servicing obligations on the loans could be adversely affected.
Any significant disruption in our platform could prevent us from processing loan applicants and servicing loans, reduce the effectiveness of our AI models and result in a loss of bank partners or borrowers.
In the event of a system outage or other event resulting in data loss or corruption, our ability to process loan applications, service loans or otherwise facilitate loans on our platform would be adversely affected. We also rely on facilities, components, and services supplied by third parties, including data center facilities and cloud storage services. We host our platform using Amazon Web Services, or AWS, a provider of cloud infrastructure services. In the event that our AWS service agreement is terminated, or there is a lapse of service, interruption of internet service provider connectivity or damage to AWS data centers, we could experience interruptions in access to our platform as well as delays and additional expense in the event we must secure alternative cloud infrastructure services. Any interference or disruption of our technology and underlying infrastructure or our use of third-party services could adversely affect our relationships with our bank partners and the overall user experience of our platform. Also, as our business grows, we may be required to expand and improve the capacity, capability and reliability of our infrastructure. If we are not able to effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to reliably support our business, our business, financial condition and results of operations could be adversely affected.
Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses incurred. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage or other event resulting in data loss or corruption. These factors could prevent us from processing or posting payments on the loans, damage our brand and reputation, divert our employees’ attention, subject us to liability and cause borrowers to abandon our business, any of which could adversely affect our business, results of operations and financial condition.

Our platform and internal systems rely on software that is highly technical, and if our software contains undetected errors, our business could be adversely affected.
Our platform and internal systems rely on software that is highly technical and complex. In addition, our platform and internal systems depend on the ability of such software to store, retrieve, process and manage high volumes of data. The software on which we rely has contained, and may now or in the future contain, undetected errors or bugs. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in failure to accurately predict a loan applicant’s creditworthiness, failure to comply with applicable laws and regulations, approval of sub-optimally priced loans, incorrectly displayed interest rates to applicants or borrowers, or incorrectly charged interest to borrowers or fees to bank partners or capital sources, failure to detect fraudulent activity on our platform, a negative experience for consumers or bank partners, delayed introductions of new features or enhancements, or failure to protect borrower data or our intellectual property. Any errors, bugs or defects discovered in the software on which we rely could result in harm to our reputation, loss of consumers or bank partners, increased regulatory scrutiny, fines or penalties, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition and results of operations.
Some aspects of our business processes include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
We incorporate open source software into processes supporting our business. Such open source software may include software covered by licenses like the GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that limits our use of the software, inhibits certain aspects of our systems and negatively affects our business operations.
Some open source licenses contain requirements that we make source code available at no cost for modifications or derivative works we create based upon the type of open source software we use.
We may face claims from third parties claiming ownership of, or demanding the release or license of, such modifications or derivative works (which could include our proprietary source code or AI models) or otherwise seeking to enforce the terms of the applicable open source license. If portions of our proprietary AI models are determined to be subject to an open source license, or if the license terms for the open source software that we incorporate change, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our model or change our business activities, any of which could negatively affect our business operations and potentially our intellectual property rights. If we were required to publicly disclose any portion of our proprietary models, it is possible we could lose the benefit of trade secret protection for our models.
In addition to risks related to license requirements, the use of open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open source software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business.
Risks Related to Our Dependence on Third Parties
We rely on strategic relationships with loan aggregators to attract applicants to our platform, and if we cannot maintain effective relationships with loan aggregators or successfully replace their services, or if loan aggregators begin offering competing products, our business could be adversely affected.
A significant number of consumers that apply for a loan on Opploans.com learn about and access Opploans.com through the website of a loan aggregator, typically with a hyperlink from such loan aggregator’s website to a landing page on our website. For example, in 2019, 2020 and 2021, approximately 16.5%, 13.5%% and 18.5%, respectively, of our net loan issuances were derived from traffic from our top three loan aggregators. Our agreements with these loan aggregators generally provide that either party may terminate the agreement immediately upon a material breach of any provision of the agreement or at any time, with or without cause, by providing advance written notice. Even during the term of the agreements, loan aggregators may not be required to display offers from Opploans.com or prohibited from working with our competitors or from offering competing services. There is also no assurance that our top loan aggregators will continue to contract with us on commercially reasonable terms or at all.
While we are planning to move towards more direct acquisition channels, we anticipate that we will continue to depend in significant part on relationships with loan aggregators to maintain and grow our business. Our current agreements with these loan aggregators do not require them to display offers from lenders on Opploans.com nor prohibit them from working with our competitors or from offering competing services. Further, there is no assurance that a loan aggregator will renew its contract with us on commercially reasonable terms or at all. Our competitors may be effective in providing incentives to loan aggregators to favor their products or services or in reducing the volume of loans facilitated through our platform. Loan aggregators may not perform as expected under our agreements with them, and we may have disagreements or disputes with them, which could adversely affect our brand and reputation. If we cannot successfully enter into and maintain effective strategic relationships with loan aggregators, our business could be adversely affected.
In addition, the limited information such loan aggregators collect from applicants does not always allow us to offer rates to applicants that we would otherwise be able to through direct applicant traffic to Opploans.com. Typically, the rates offered to borrowers who come to Opploans.com directly are lower and more competitive than those rates offered through aggregators. In the event we do not successfully optimize direct traffic, our ability to attract borrowers would be adversely affected.
Such loan aggregators also face litigation and regulatory scrutiny for their part in the consumer lending ecosystem, and as a result, their business models may require fundamental change or may not be sustainable in the future. For example, loan aggregators are increasingly required to be licensed as loan brokers or lead generators in many states, subjecting them to increased regulatory supervision and more stringent business requirements. While we require loan aggregators to make certain disclosures in connection with our bank partners’ offers and restrict how loan aggregators may display such loan offers, loan aggregators may nevertheless alter or even remove these required disclosures without notifying us, which may result in liability to us. Further, we do not have control over any content on loan aggregator websites, and it is possible that our brand and reputation may be adversely affected by being associated with such content. An unsatisfied borrower could also seek to bring claims against us based on the content presented on a loan aggregator’s website. Such claims could be costly and time consuming to defend and could distract management’s attention from the operation of the business.
Our proprietary AI models rely in part on the use of loan applicant and borrower data and other third-party data, and if we lose the ability to use such data, or if such data contain inaccuracies, our business could be adversely affected.
We rely on our proprietary models, which are statistical models built using a variety of data-sets. Our models rely on a wide variety of data sources, including data collected from applicants and borrowers, credit bureau data and our credit experience gained through monitoring the payment performance of borrowers over time. Under our agreements with our bank partners, we receive licenses to use data collected from loan applicants and borrowers. If we are unable to access and use data collected from applicants and borrowers, data received from credit bureaus, repayment data collected as part of our loan servicing activities, or other third-party data used in our models, or our access to such data is limited, our ability to accurately evaluate potential borrowers, detect fraud and verify applicant data would be compromised. Any of the foregoing could negatively impact the accuracy of our pricing decisions, the degree of automation in our loan application process and the volume of loans facilitated on our platform.
Third-party data sources on which we rely include the consumer reporting agencies regulated by the CFPB and other alternative data sources. Such data is electronically obtained from third parties and used in our models to price applicants and in our fraud model to verify the accuracy of applicant-reported information. Data from national credit bureaus and other consumer reporting agencies and other information that we receive from third parties about an applicant or borrower may be inaccurate or may not accurately reflect the applicant or borrower’s creditworthiness for a variety of reasons, including inaccurate reporting by creditors to the credit bureaus, errors, staleness or incompleteness. For example, loan applicants’ credit scores may not reflect such applicants’ actual creditworthiness because the credit scores may be based on outdated, incomplete, or inaccurate consumer reporting data, including, as a consequence of us utilizing credit reports for a specific period of time after issuance before such reports are deemed to be outdated. Similarly, the data taken from an applicant’s credit report may also be based on outdated, incomplete or inaccurate consumer reporting data. Although we use numerous third-party data sources and multiple credit factors within our proprietary models, which helps mitigate this risk, it does not eliminate the risk of an inaccurate individual report.
Further, although we attempt to verify the income, employment and education information provided by certain selected applicants, we cannot guarantee the accuracy of applicant information. Our fraud model relies in part on data we receive from a number of third-party verification vendors, data collected from applicants, and our experience gained through monitoring the performance of borrowers over time. Information provided by borrowers may be incomplete, inaccurate or intentionally false. Applicants may also misrepresent their intentions for the use of loan proceeds. We do not verify or confirm any statements by applicants as to how loan proceeds are to be used after loan funding. If an applicant supplied false, misleading or inaccurate information and our fraud detection processes do not flag the application, repayments on the corresponding loan may be lower, in some cases significantly lower, than expected, leading to losses for the bank partner or investor.
In addition, if third party data used to train and improve our models is inaccurate, or access to such third-party data is limited or becomes unavailable to us, our ability to continue to improve our models would be adversely affected. Any of the foregoing could result in sub-optimally and inefficiently priced loans, incorrect approvals or denials of loans, or higher than expected loan losses, which could adversely affect our business, financial condition and results of operations.
We rely on third-party vendors and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.
Our success depends in part on our relationships with third-party vendors. In some cases, third-party vendors are one of a limited number of sources. For example, we rely on national consumer reporting agencies, such as Clarity Services, Inc., a part of Experian, for a large portion of the data used in our AI models. In addition, we rely on third-party verification technologies and services that are critical to our ability to maintain a high level of automation on our platform. In addition, because we are not a bank, we cannot belong to or directly access the Automated Clearing House (“ACH”) payment network. As a result, we rely on one or more banks with access to the ACH payment network to process collections on loans facilitated on our platform. See the section titled “Risk Factors—Regulators and payment processors are scrutinizing certain online lenders’ access to the ACH system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would materially adversely affect our business.” Most of our vendor agreements are terminable by either party without penalty and with little notice. If any of our third-party vendors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable timeframe. We also rely on other software and services supplied by vendors, such as communications, analytics and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
We incorporate technology from third parties into our platform. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive loan products or service offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our platform and service offerings, which could adversely affect our business, financial condition and results of operations.
Failure by our third-party vendors or our failure to comply with legal or regulatory requirements or other contractual requirements could have an adverse effect on our business.
We have significant vendors that provide us with a number of services to support our platform. If any third-party vendors fail to comply with applicable laws and regulations or comply with their contractual requirements, including failure to maintain adequate systems addressing privacy and data protection and security, we could be subject to regulatory enforcement actions and suffer economic and reputational harm that could harm our business. Further, we may incur significant costs to resolve any such disruptions in service or failure to provide contracted services, which could adversely affect our business.
The CFPB and each of the prudential bank regulators that supervise our bank partners have issued guidance stating that institutions under their supervision may be held responsible for the actions of the companies with which they contract. As a service provider to those supervised entities, we must ensure we have implemented an adequate vendor management program. We or our bank partners could be adversely impacted to the extent we or our vendors fail to comply with the legal requirements applicable to the particular products or services being offered. Our use of third-party vendors is subject to increasing regulatory attention.
The CFPB and other regulators have also issued regulatory guidance that has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement in connection with using third-party vendors. Moreover, if regulators conclude that we or our bank partners have not met the heightened standards for oversight of our third-party vendors, our bank partners could terminate their relationship with us or we or our bank partners could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have an adverse effect on our business, financial condition and results of operations.
If loans originated by us or loans originated by our bank partners were found to violate the laws of one or more states, whether at origination or after sale of participations rights by the originating bank partner, loans facilitated through our platform may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations.
When establishing the interest rates and structures (and the amounts and structures of certain fees constituting interest under federal banking law, such as origination fees, late fees and non-sufficient funds fees) that are charged to borrowers on loans originated on our platform, our bank partners rely on certain authority under federal law to export the interest rate requirements of the state where each bank partner is located to borrowers in other states. Further, certain of our bank partners and capital sources rely on the ability of subsequent holders to continue charging such rate and fee structures and enforce other contractual terms agreed to by our bank partners that are permissible under federal and applicable state banking laws following the acquisition of the loans. The current annual percentage rates of the loans facilitated through our platform, for the year ended December 31, 2021 typically range from approximately 30% to 160%. In some states, the interest rates of certain loans facilitated on our platform exceed the maximum interest rate permitted for consumer loans made by non-bank lenders to borrowers residing in, or that have nexus to, such states. In addition, the rate structures for loans facilitated on our platform may not be permissible in all states for non-bank lenders and/or the amount or structures of certain fees charged in connection with loans facilitated on our platform may not be permissible in all states for non-bank lenders.
Usury, fee, and disclosure related claims involving loans facilitated on our platform may be raised in multiple ways. Program participants may face litigation, government enforcement or other challenge, for example, based on claims that bank lenders did not establish loan terms that were permissible in the state they were located or did not correctly identify the home or host state in which they were located for purposes of interest exportation authority under federal law. Alternatively, we or our capital sources may face litigation, government enforcement, or other challenge, for example, based on claims that rates and fees were lawful at origination and through any period during which the originating bank partner retained the loan and interests therein, but that subsequent purchasers were unable to enforce the loan pursuant to its contracted-for terms, or that certain disclosures were not provided at origination because while such disclosures are not required of banks they may be required of non-bank lenders.
In Madden v. Midland Funding, LLC, 786 F.3d 246 (2d Cir. 2015), cert. denied, 136 S.Ct. 2505 (June 27, 2016), for example, the United States Court of Appeals for the Second Circuit held that the non-bank purchaser of defaulted credit card debt could not rely on preemption standards under the National Bank Act applicable to the originator of such debt in defense of usury claims. Madden addressed circumstances under which a defaulted extension of credit under a consumer credit card account was assigned, following default, to a non-bank debt buyer that then attempted to collect the loan and to continue charging interest at the contracted-for rate. The debtor filed a suit claiming, among other claims, that the rate charged by the non-bank collection entity exceeded the usury rates allowable for such entities under New York usury law. Reversing a lower court decision, the Second Circuit held that preemption standards under the National Bank Act applicable to the bank that issued the credit card were not available to the non-bank debt buyer as a defense to usury claims. Following denial of a petition for rehearing by the Second Circuit, the defendant sought review by the United States Supreme Court. Following the United States Supreme Court’s request that the Solicitor General file a brief setting forth the government’s position on whether the Supreme Court should hear the case in 2016, the Solicitor General filed its brief recommending that the petition for a writ of certiorari be denied for certain vehicle suitability reasons, although the Solicitor General’s brief concluded that the Second Circuit’s decision was substantively incorrect as a matter of law. The Supreme Court denied certiorari on June 27, 2016, such that the Second Circuit’s decision remains binding on federal courts in the Second Circuit (which include all federal courts in New York, Connecticut, and Vermont). Upon remand to the District Court for consideration of additional issues, including whether a choice of law provision in the debtor’s credit card agreement was enforceable to displace New York usury law and class certification, the parties settled the matter in 2019.
The scope and validity of the Second Circuit’s Madden decision remain subject to challenge and clarification. For example, the Colorado Administrator of the Colorado Uniform Consumer Credit Code, or the UCCC, reached a settlement with respect to complaints against two online lending platforms whose business includes the use of bank partners and sale of loans to investors. The complaints included, among other claims, allegations, grounded in the Second Circuit’s Madden decision, that the rates and fees for certain loans could not be enforced lawfully by non-bank purchasers of bank-originated loans. Under the settlement, these banks and nonbank partners committed to, among other things, limit the annual percentage rates, or APR, on loans to Colorado consumers to 36% and take other actions to ensure that the banks were in fact the true lenders. The nonbanks also agreed to obtain and maintain a Colorado lending license. In Colorado, this settlement should provide a helpful model for what constitutes an acceptable bank partnership model. However, the settlement may also invite other states to initiate their own actions, and set their own regulatory standards through enforcement.
As noted above, federal prudential regulators have also taken actions to address the Madden decision. On May 29, 2020, the OCC issued a final rule clarifying that, when a national bank or savings association sells, assigns, or otherwise transfers a loan, interest permissible before the transfer continues to be permissible after the transfer. That rule took effect on August 3, 2020. As discussed further below, the OCC also has issued a rule pertaining to the “true lender” issue. Similarly, the FDIC finalized on June 25, 2020 its 2019 proposal declaring that the interest rate for a loan is determined when the loan is made, and will not be affected by subsequent events. On July 29, 2020, California, New York and Illinois filed suit in the U.S. District Court for the Northern District of California to enjoin enforcement of the OCC rule (Case No. 20-CV-5200) and, similarly in the same court, on August 20, 2020 California, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina, and the District of Columbia sought to enjoin enforcement of the FDIC rule (Case No. 20-CV-5860), in each case related to permissible interest rates post-loan transfer on the grounds that the OCC and FDIC exceeded their authority when promulgating those rules.
There are factual distinctions between our program and the circumstances addressed in the Second Circuit’s Madden decision, as well as the circumstances in the Colorado UCCC settlement and similar cases. As noted above, there are also bases on which the Madden decision’s validity might be subject to challenge or the Madden decision may be addressed by federal regulation or legislation. Nevertheless, there can be no guarantee that a Madden-like claim will not be brought successfully against us or our program participants.
If a borrower or any state agency were to successfully bring a claim against us, our bank partners or our capital sources for a state usury law or fee restriction violation and the rate or fee at issue on the loan was impermissible under applicable state law, we, our bank partners or our capital sources may face various commercial and legal repercussions, including that such parties would not receive the total amount of interest expected, and in some cases, may not receive any interest or principal, may hold loans that are void, voidable, rescindable, or otherwise impaired or may be subject to monetary, injunctive or criminal penalties. Were such repercussions to apply to us, we may suffer direct monetary loss or may be a less attractive candidate for bank partners or capital sources to enter into or renew relationships; and were such repercussions to apply to our bank partners, such parties could be discouraged from using our platform. We may also be subject to payment of damages in situations where we agreed to provide indemnification, as well as fines and penalties assessed by state and federal regulatory agencies. Litigation or enforcement decisions might also affect our decision to continue operating in any particular state.
If loans facilitated through our platform for one or more bank partners were subject to successful challenge that the bank partner was not the “true lender,” such loans may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations.
Loans facilitated on our platform by our bank partners are originated in reliance on the fact that our bank partners are the “true lenders” for such loans. That true lender status determines various loan program details, including that we do not hold licenses required solely for being the party that extends credit to consumers, and that loans facilitated on our platform by our bank partners may involve interest rates and structures (and certain fees and fees structures) permissible at origination only because the loan terms and lending practices are permissible only when the lender is a bank, and/or the disclosures provided to borrowers would be accurate and compliant only if the lender is a bank. Many state consumer financial regulatory requirements, including usury restrictions (other than the restrictions of the state in which a bank partner originating a particular loan is located) and many licensing requirements and substantive requirements under state consumer credit laws, are treated as inapplicable loans facilitated on our platform by our bank partners based on principles of federal preemption or express exemptions provided in relevant state laws for certain types of financial institutions or loans they originate.
Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and non-bank lending platform or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and nonbanks that addresses this true lender issue. Specifically, the settlement agreement sets forth a safe harbor indicating that a bank is the true lender if certain specific terms and conditions are met. However, other states and consumers could also bring lawsuits based on these types of relationships. For example, in April 2021, the Washington, DC Attorney General filed a lawsuit against us for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap. The usury claim was based on an allegation that we and not our partner bank, FinWise, was the “true lender” of these loans, and we were therefore in violation of the district’s usury laws. FinWise has ceased originating loans in Washington D.C. and as a result, we have ceased doing business in Washington, DC. In November 2021, we entered into a Consent Judgment and Order (“Settlement”) with the DC Attorney General to resolve all matters in dispute related to this lawsuit. We deny the allegations in the lawsuit and deny that we violated any law or engaged in any deceptive or unfair practices. The lawsuit was resolved to avoid the expense of protracted litigation, which is often expensive, time-consuming, disruptive to our operations, distracting to management and may involve payment of damages. As part of the settlement, we agreed to, among other things, refrain from certain business activities in the District of Columbia, pay $250,000 to the District of Columbia and provide refunds to certain District of Columbia consumers.
We note that the OCC on October 27, 2020, issued a final rule to address the “true lender” issue for lending transactions involving a national bank. For certain purposes related to federal banking law, including the ability of a national bank to “export” interest-related requirements from the state from which they lend, the rule would treat a national bank as the “true lender” if it is named as the lender in the loan agreement or funds the loan. In June 2021, Congress utilized a procedure under the Congressional Review Act to repeal the OCC’s “true lender” rule. Repeal of the “true lender” rule under the CRA prevents the OCC from issuing any substantially similar rule unless subsequently authorized by law to do so. The OCC rule did not apply to state-chartered banks and there can be no assurance that the FDIC will issue a similar rule applicable to state-chartered banks. While we do not anticipate any material changes to our business model as a result of the repeal of the OCC’s “true lender” rule because (i) the banks with whom we partner are state chartered, FDIC regulated banks and are the lenders under such loans, and (ii) the repeal of the OCC’s “true lender” rule does not have direct implications on the rules finalized by the OCC and FDIC last year around the continued validity of the “valid when made doctrine,” we cannot be certain that the repeal of such rule, or the restrictions on the OCC implementing a similar rule without statutory approval, will not have a material effect on our business or our industry.
We, our bank partners and similarly situated parties could become subject to challenges like that presented by the Colorado settlement and, if so, we could face penalties and/or loans facilitated on our platform by our bank partners may be void, voidable, or otherwise impaired in a manner that may have adverse effects on our operations (directly, or as a result of adverse impact on our relationships with our bank partners, institutional investors or other commercial counterparties).
There can be no assurance that the Colorado Administrator or other regulators or customers will not make assertions similar to those made in its present actions with respect to the loans facilitated by our platform in the future. It is also possible that other state agencies or regulators could make similar assertions. If a court or a state or federal enforcement agency were to determine that we, rather than our bank partners, are the “true lender” for loans originated on our platform by our bank partners, and if for this reason (or any other reason) the loans were deemed subject to and in violation of certain state consumer finance laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas) and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business.
If we are unable to successfully challenge the position of the DFPI that we are subject to the CFL, our bank partners’ ability to originate loans in California could suffer, which could have a material adverse effect on our business, results of operations and financial condition.
In February 2022, the DFPI informed us that the commissioner of the DFPI had taken the position that we are the “true lenders” for certain loans (“Program Loans”) originated by our federally-insured state-chartered bank partners serviced through the OppFi technology and service platform pursuant to a contractual arrangement with each such bank (“Program”), and as such we would be subject to the CFL, which would apply an interest rate cap of 36% to certain of the Program Loans. On March 7, 2022, we filed a lawsuit seeking a declaration that the interest rate caps set forth in the CFL do not apply to Program Loans and injunctive relief against the commissioner of the DFPI, preventing the DFPI from enforcing interest rate caps under the CFL against us based on activities related to the Program.
While we believe that Program Loans made through the OppFi platform pursuant to the Program are constitutionally and statutorily exempt from the CFL because the Program Loans are made by state-chartered banks located in Utah and because federal law permits state-chartered banks to export the interest rates allowed in their chartering state to any other state in the country, we cannot assure you that we will prevail in our action against the DFPI or that we will not otherwise be unable to prevent the DFPI from enforcing interest rate caps under the CFL against us. As of December 31, 2021, more than 10% of our finance receivables portfolio was related to loans originated in the State of California, and if we become subject to the CFL interest rate cap of 36%, our bank partners’ ability to originate Program Loans in California could suffer. This could have an adverse effect on our relationships with our bank partners and financing sources, who may choose not to finance our purchase of participation interests in loans originated by our bank partners on our platform in California, and our ability to maintain and grow our finance receivables portfolio, and potentially subject us to fines damages, and other penalties or consequences, any of which could have a material adverse effect on our business, results of operations and financial condition.
Regulators and payment processors are scrutinizing certain online lenders’ access to the ACH system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would materially adversely affect our business.

When making loans, we typically use the ACH system to deposit loan proceeds into borrowers’ bank accounts. This includes loans originated by our bank partners. These loans also depend on the ACH system to collect amounts due by withdrawing funds from borrowers’ bank accounts when the borrower has provided authorization to do so. ACH transactions are processed by banks, and if these banks cease to provide ACH processing services or are not allowed to do so, we would have to materially alter, or possibly discontinue, some or all of our business if alternative ACH processors or other payment mechanisms are not available.
In the past, heightened regulatory scrutiny by the U.S. Department of Justice, the FDIC and other regulators has caused some banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders are complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. These actions have reduced the number of banks and payment processors who provide ACH payment processing services and could conceivably make it increasingly difficult to find bank partners and payment processors in the future and/or lead to significantly increased costs for these services. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available.
If we lost access to the ACH system because our payment processor was unable or unwilling to access the ACH system on our behalf, we would experience a significant reduction in borrower loan payments. Although we would notify borrowers that they would need to make their loan payments via physical check, debit card or other method of payment a large number of borrowers would likely go into default because they are expecting automated payment processing. Similarly, if regulatory changes limited our access to the ACH system or reduced the number of times ACH transactions could be re-presented, we would experience higher losses.
Our offshore service providers involve inherent risks which could result in harm to our business.
We have and may in the future engage outsourcing partners that provide offshore customer-facing activities. These international activities are subject to inherent risks that are beyond our control, including:
•risks related to government regulation or required compliance with local laws;
•local licensing and reporting obligations;
•difficulties in developing, staffing and simultaneously managing a number of varying foreign operations as a result of distance, language and cultural differences;
•different, uncertain, overlapping or more stringent local laws and regulations;
•political and economic instability, tensions, security risks and changes in international diplomatic and trade relations;
•state or federal regulations that restrict offshoring of business operational functions or require offshore partners to obtain additional licenses, registrations or permits to perform services on our behalf;
•geopolitical events, including natural disasters, public health issues, epidemics or pandemics, acts of war, and terrorism;
•the impact of, and response of local governments to, the COVID-19 pandemic;
•compliance with applicable U.S. laws and foreign laws related to consumer protection, intellectual property, privacy, data security, corruption, money laundering, and export/trade control;
•misconduct by our outsourcing partners and their employees or even unsubstantiated allegations of misconduct;
•risks due to lack of direct involvement in hiring and retaining personnel; and
•potentially adverse tax developments and consequences.
Violations of the complex foreign and U.S. laws, rules and regulations that apply to our international operations and offshore activities of our service providers may result in heightened regulatory scrutiny, fines, criminal actions or sanctions against us, our directors, our officers or our employees, as well as restrictions on the conduct of our business and reputational damage.
Risks Related to Our Regulatory Environment
Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs and/or requirements resulting in increased expenses.

In the ordinary course of business, we have been named as a defendant in various legal actions, including class action lawsuits and other litigation. Generally, this litigation arises from the dissatisfaction of a consumer with the products or services offered on our platform. All such legal actions are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations, and distracting to management. In addition, certain actions may include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our or our bank partners’ reputations and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in significant verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business, including our decision to continue operating in certain states.
In addition, a number of participants in the consumer financial services industry, ourselves included, have been the subject of putative class action lawsuits, state attorney general actions and other state regulatory actions and federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury and disclosure laws and allegations of noncompliance with various state and federal laws and regulations relating to originating, servicing and collecting consumer finance loans and other consumer financial services and products. The current regulatory environment increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in us undertaking significant time-consuming and expensive operational and compliance improvement efforts, and in some cases litigation to assert our rights under existing laws, which may delay or preclude our or our bank partners’ ability to provide certain new products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial protection statutes may result in a separate fine assessed for each statutory and regulatory violation or substantial damages from class action lawsuits, potentially in excess of the amounts we earned from the underlying activities.
Some of our agreements used in the course of our business include arbitration clauses. If our arbitration agreements were to become unenforceable for any reason, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits, with a potential material adverse effect on our business and results of operations.
We contest our liability and the amount of damages, as appropriate, in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows, and could materially adversely affect our business.
In addition, from time to time, through our operational and compliance controls, we identify compliance issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted borrowers. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of borrowers impacted, and could generate litigation or regulatory investigations that subject us to additional risk.
We are subject to or facilitate compliance with a variety of federal, state, and local laws, including those related to consumer protection and loan financings, and if we fail to comply with such laws, our business could be adversely affected.
We must comply with regulatory regimes or facilitate compliance with regulatory regimes on behalf of our bank partners that are independently subject to federal and/or state oversight by bank regulators, including those applicable to our referral and marketing services, consumer credit transactions, loan servicing and collection activities and the purchase and sale of whole loans and other related transactions. Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other federal and state laws may apply to the origination, servicing and collection of loans originated on our platform or the purchase and sale of whole loans or participation rights. In particular, certain laws, regulations and rules we or our bank partners are subject to include:
• state lending laws and regulations that require certain parties to hold licenses or other government approvals or filings in connection with specified activities, and impose requirements related to loan disclosures and terms, fees and interest rates, credit discrimination, credit reporting, servicemember relief, debt collection, repossession, unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, conduct in connection with data breaches and money transmission;
• the Truth-in-Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions, require creditors to comply with certain lending practice restrictions, limit the ability of a creditor to impose certain loan terms and impose disclosure requirements in connection with credit card origination;
• the Equal Credit Opportunity Act and Regulation B promulgated thereunder, and similar state fair lending laws, which prohibit creditors from discouraging or discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;
• the Fair Credit Reporting Act and Regulation V promulgated thereunder, imposes certain obligations on users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining consumer reports, using consumer reports, taking adverse action on the basis of information from consumer reports, addressing risks of identity theft and fraud and protecting the privacy and security of consumer reports and consumer report information;
• Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service, and analogous state laws prohibiting unfair, deceptive or abusive acts or practices;
• the Credit Practices Rule which prohibits lenders from using certain contract provisions that the Federal Trade Commission has found to be unfair to consumers, requires lenders to advise consumers who co-sign obligations about their potential liability if the primary obligor fails to pay and prohibits certain late charges;
• the Fair Debt Collection Practices Act and similar state debt collection laws, which provide guidelines and limitations on the conduct of third-party debt collectors (and some limitation on creditors collecting their own debts) in connection with the collection of consumer debts;
• the Gramm-Leach-Bliley Act and Regulation P promulgated thereunder, which includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other privacy laws and regulations;
• the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
• the Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations, requires creditors to reduce the interest rate to 6% on loans to military members under certain circumstances, and imposes restrictions on enforcement of loans to servicemembers, so that the military member can devote his or her full attention to military duties;
• the Military Lending Act, which requires those who lend to “covered borrowers”, including members of the military and their dependents, to only offer Military APRs (a specific measure of all-in-cost-of-credit) under 36%, prohibits arbitration clauses in loan agreements, and prohibits certain other loan agreement terms and lending practices in connection with loans to military servicemembers, among other requirements, and for which violations may result in penalties including voiding of the loan agreement;
• the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts, including a prohibition on a creditor requiring a consumer to repay a credit agreement in preauthorized (recurring) electronic fund transfers and disclosure and authorization requirements in connection with such transfers;
• the Telephone Consumer Protection Act and the regulations promulgated thereunder, which impose various consumer consent requirements and other restrictions in connection with telemarketing activity and other communication with consumers by phone, fax or text message, and which provide guidelines designed to safeguard consumer privacy in connection with such communications;
• the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and the Telemarketing Sales Rule and analogous state laws, which impose various restrictions on marketing conducted use of email, telephone, fax or text message;
• the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require creditors and loan servicers to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations;
• the Right to Financial Privacy Act and similar state laws enacted to provide the financial records of financial institution customers a reasonable amount of privacy from government scrutiny;

• the Bank Secrecy Act and the USA PATRIOT Act, which relate to compliance with anti-money laundering, borrower due diligence, transaction monitoring and reporting and record-keeping policies and procedures;
• the Executive Orders and regulations promulgated by the Office of Foreign Assets Control under the U.S. Treasury Department related to the administration and enforcement of sanctions against foreign jurisdictions and persons that threaten U.S. foreign policy and national security goals, primarily to prevent targeted jurisdictions and persons from accessing the U.S. financial system;
• federal and state securities laws, including, among others, the Securities Act of 1933, as amended, or the Securities Act, the Exchange Act, the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act of 1940 (referred to as the IAA) and the Investment Company Act of 1940, as amended, or the Investment Company Act, rules and regulations adopted under those laws, and similar state laws and regulations, which govern how we offer, sell and transact in our loan financing products; and other state-specific and local laws and regulations.
We may not always have been, and may not always be, in compliance with these and other applicable laws, regulations and rules. Compliance with these requirements is also costly, time-consuming and limits our operational flexibility. Even if we believe we are in compliance with applicable laws, regulators may assert that we are not in compliance with such laws, and we have and may in the future be required to seek redress against regulators through legal action or otherwise, which could be costly and time-consuming. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the consumer financial services industry in ways that make it more difficult or costly for us to offer our platform and related services or facilitate the origination of loans for our bank partners. These laws also are often subject to changes that could severely limit the operations of our business model. For example, in July 2021, a bill was reintroduced in the U.S. Senate that would create a national cap of 36% APR on most consumer loans, and 18 states and Washington, D.C. have enacted interest rate caps on certain types of consumer loans. Although the proposed national rate cap may never be enacted into law, if such a bill were to be enacted, it would greatly restrict the number of loans that could be funded through our platform. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex, and following the financial crisis that began in 2008 and the financial distress experienced by many consumer as a result of the COVID-19 pandemic, supervisory efforts to apply relevant laws, regulations and policies have become more intense. Additionally, states are increasingly introducing and, in some cases, passing laws that restrict interest rates and APRs on loans similar to the loans made on our platform. For example, California has enacted legislation to create the DFPI, which is a “mini-CFPB” and which has sought to increase its oversight over bank partnership relationships and strengthen state consumer protection authority of state regulators to police debt collections and unfair, deceptive or abusive acts and practices. Additionally, voter referendums have been introduced and, in some cases, passed restrictions on interest rates and/or APRs. If such legislation or bills were to be propagated, or state or federal regulators seek to restrict regulated financial institutions such as our bank partners from engaging in business us in certain ways, our bank partners’ ability to originate loans in certain states could be greatly reduced, and as a result, our business, financial condition and results of operations would be adversely affected.
Where applicable, we seek to comply with state broker, credit service organization, small loan, finance lender, servicing, collection, money transmitter and similar statutes. Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by other state regulatory agencies, face other sanctions or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate loans, perform our servicing obligations or make our platform available to consumers in particular states, which may harm our business. Further, failure to comply with the laws and regulatory requirements applicable to our business and operations may, among other things, limit our ability to collect all or part of the principal of or interest on loans facilitated on our platform. In addition, non-compliance could subject us to damages, revocation of required licenses, class action lawsuits, administrative enforcement actions and civil and criminal liability, all of which would harm our business.
Internet-based loan origination processes may give rise to greater risks than paper-based processes and may not always be allowed under state
We use the internet to obtain application information and distribute certain legally required notices to applicants and borrowers, and to obtain electronically signed loan documents in lieu of paper documents with actual borrower signatures. These processes may entail greater risks than would paper-based loan origination processes, including risks regarding the sufficiency of notice for compliance with consumer protection laws, risks that borrowers may challenge the authenticity of loan documents, and risks that despite internal controls, unauthorized changes are made to the electronic loan documents. In addition, our software could contain “bugs” that result in incorrect calculations or disclosures or other non-compliance with federal or state laws or regulations. If any of those factors were to cause any loans, or any of the terms of the loans, to be unenforceable against our borrowers, or impair our ability to service loans, the performance of the underlying promissory notes could be adversely affected.
If we are found to be operating without having obtained necessary state or local licenses, our business, financial condition and results of operations could be adversely affected.
Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activities regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or servicing and/or purchasing or selling consumer loans. While we believe we have obtained all necessary licenses, the application of some consumer finance licensing laws to our platform and the related activities we perform is unclear. In addition, state licensing requirements may evolve over time, including, in particular, recent trends toward increased licensing requirements and regulation of parties engaged in loan solicitation activities. States also maintain licensing requirements pertaining to the transmission of money, and certain states may broadly interpret such licensing requirements to cover loan servicing and the transmission of funds to investors. If we were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences, and the loans originated by our bank partners on our platform could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business.
The CFPB has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could impact our business.
The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as the Truth in Lending Act and Regulation Z, ECOA and Regulation B, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and Regulation E, among other regulations, and to enforce compliance with those laws. The CFPB supervises banks, thrifts and credit unions with assets over $10 billion and examines certain of our bank partners. Further, the CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including our loan products. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine or suspect, as a result of information provided through its complaint system, that we were engaging in activities that pose risks to consumers.
Only one online lending platform has ever received a no-action letter from the CFPB with respect to ECOA compliance as it pertains to underwriting applicants for unsecured non-revolving credit, and there continues to be uncertainty about the future of the CFPB and as to how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. In addition, evolving views regarding the use of alternative variables and machine learning in assessing credit risk and/or stated focus of the new Administration and CFPB leadership on fair lending could result in the CFPB taking actions that result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. The CFPB could also implement rules that restrict our effectiveness in servicing our financial products and services. Although we have committed resources to enhancing our compliance programs, any actions by the CFPB (or other regulators) against us, our bank partners or our competitors could discourage the use of our services or those of our bank partners, which could result in reputational harm, a loss of bank partners, borrowers or capital sources, or discourage the use of our or their services and adversely affect our business. If the CFPB changes regulations or modifies through supervision or enforcement past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. This is particularly true with respect to the application of ECOA and Regulation B to credit risk models that rely upon alternative variables and machine learning, an area of law where regulatory guidance is currently uncertain and still evolving, and for which there are not well-established regulatory norms for establishing compliance. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse effect on our business. If the CFPB, or another regulator, were to issue a consent decree or other similar order against us or our competitors, this could also directly or indirectly affect our results of operations.

We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business, which may cause significant harm to our reputation, lead to investigations and enforcement actions from regulatory agencies or litigants, and divert management attention and resources from the operation of our business.
We have, from time to time in the normal course of our business, received, and may in the future receive or be subject to, inquiries or investigations by state and federal regulatory agencies and bodies such as the CFPB, state attorneys general, state financial regulatory agencies, such as the DFPI, and other state or federal agencies or bodies regarding our platform, including the marketing of loans for lenders, underwriting and pricing of consumer loans for our bank partners, our fair lending compliance program and licensing and registration requirements. We have addressed these inquiries directly and engaged in open dialogue with regulators. For example, the CFPB has issued a civil investigative demand, or CID, to us, as a result of a consumer complaint, the stated purpose of which is to determine whether our lending practices violated any consumer financial laws with respect to the Military Lending Act. We have responded to the CFPB to refute the number of affected consumers, and on August 25, 2021 we received notification from the staff of the CFPB that the CFPB had completed its investigation and does not intend to recommend that the CFPB take enforcement action against us.
We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, has and could in the future lead to public enforcement actions or lawsuits and fines, penalties, injunctive relief, and the need to obtain additional licenses that we do not currently possess. For example, in the case of the inquiry initiated by the DFPI with respect to Program Loans, we have sought declaratory and injunctive relief in response to action by the DFPI, the outcome of which is uncertain at this time. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could be material to our business, results of operations, financial condition and cash flows and could have a material adverse effect on our business, financial condition or results of operations.
The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of existing or new governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
We receive, transmit and store a large volume of personally identifiable information and other sensitive data from applicants and borrowers. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and sensitive data. Specifically, cybersecurity and data privacy issues, particularly with respect to personally identifiable information are increasingly subject to legislation and regulations to protect the privacy and security of personal information that is collected, processed and transmitted. For example, the Gramm-Leach-Bliley Act includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information. In addition, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020, requires, among other things, that covered companies provide disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales or retention of their personal information by us. The CCPA has been amended on multiple occasions and the California attorney general approved final regulations on August 14, 2020. Although the regulations will bring some clarity regarding compliance with the CCPA, aspects of the CCPA and its interpretation remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to further modify our data infrastructure and data processing practices and policies and to incur additional costs and expenses in an effort to continue to comply. In addition, California voters approved Proposition 24 in the November 2020 election to create the California Privacy Rights Act, which amends and purports to strengthen the CCPA and will create a state agency to enforce privacy laws. Additionally, other U.S. states are proposing and enacting laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. Compliance with current and future borrower privacy data protection and information security laws and regulations could result in higher compliance, technical or operating costs. Further, any actual or perceived violations of these laws and regulations may require us to change our business practices, data infrastructure or operational structure, address legal claims and regulatory investigations and proceedings and sustain monetary penalties and/or other harms to our business. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or change our business practices or privacy policies.

As the regulatory framework for artificial intelligence and machine learning technology evolves, our business, financial condition and results of operations may be adversely affected.
The regulatory framework for artificial intelligence and machine learning technology is evolving and remains uncertain. It is possible that new laws and regulations will be adopted in the United States, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our platform and the way in which we use artificial intelligence and machine learning technology, including with respect to fair lending laws. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
If we are required to register under the Investment Company Act, our ability to conduct business could be materially adversely affected.
The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. In general, an “investment company” is a company that holds itself out as an investment company or holds more than 40% of the total value of its assets (minus cash and government securities) in “investment securities.” We believe we are not an investment company. We do not hold ourselves out as an investment company. We understand, however, that the loans held on our balance sheet could be viewed by the SEC or its staff as “securities,” which could in turn cause the SEC or its staff to view Opportunity Financial, LLC or an affiliate as an “investment company” subject to regulation under the Investment Company Act. We believe that we have never been an investment company because, among other reasons, we are primarily engaged in the business of providing an AI-based lending platform to banks. If we were ever deemed to be in non-compliance with the Investment Company Act, we could also be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties, cease-and-desist orders or other adverse consequences, as well as private rights of action, any of which could materially adversely affect our business.
Anti-money laundering, anti-terrorism financing, anti-corruption and economic sanctions laws could have adverse consequences for us.
We maintain a compliance program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act and U.S. economic sanctions laws administered by the Office of Foreign Assets Control. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and engaging in transactions involving sanctioned countries persons and entities. These controls include procedures and processes to detect and report suspicious transactions, perform borrower due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We are also subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and the U.S. Travel Act, which prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. We have implemented an anti-corruption policy to ensure compliance with these anti-corruption and anti-bribery laws. No assurance is given that our programs and controls will be effective to ensure compliance with all applicable anti-money laundering and anti-terrorism financing and anti-corruption laws and regulations, and our failure to comply with these laws and regulations could subject us to significant sanctions, fines, penalties, contractual liability to our bank partners or institutional investors, and reputational harm, all of which could harm our business.
Risks Related to Loan Funding and Indebtedness
Our warehouse facilities expose us to certain risks, and we can provide no assurance that we will be able to access the whole loan sales markets, or secured warehouse credit facilities, in the future, which may require us to seek more costly financing.
We have funded, and may in the future fund, certain loans on our balance sheet and our purchase of participation rights in loans originated by our bank partners by selling such loans or participation interests to warehouse special purpose entities, or SPEs, which loan and participation rights sales are partially financed with associated warehouse credit facilities from financial institutions. Concurrently, the SPE borrows money from financial institutions pursuant to credit and security agreements. The lines of credit borrowed by the SPEs are each secured by the pool of loans and participation rights owned by the applicable SPE.
During periods of financial disruption, such as the financial crisis that began in 2008 and the COVID-19 pandemic that began in early 2020, the credit market constrained, and this could continue or occur again in the future. In addition, other matters, such as (i) accounting standards applicable to the foregoing transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions, could result in decreased investor demand, or increased competition from other institutions that undertake similar transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act and the so-called “Volcker Rule,” may affect the type of transactions that we are able to complete.
If it is not possible or economical for us to engage in whole loan or participation rights sales in the future, we would need to seek alternative financing to support our loan funding programs and to meet our existing debt obligations. Such funding may not be available on commercially reasonable terms, or at all. If the cost of such loan funding mechanisms were to be higher than that of our whole loan and participation right sales, the fair value of the loans and participation rights would likely be reduced, which would negatively impact our results of operations. If we are unable to access such financing, our ability to originate loans and acquire participation rights in loans originated by our bank partners and our results of operations, financial condition and liquidity would be materially adversely affected.
If we are unable to maintain diverse and robust sources of capital, our growth prospects, business, financial condition and results of operations could be adversely affected.
Our business depends on maintaining diverse and robust sources of capital to originate loans facilitated on our platform in certain states and to acquire participation rights in loans that our bank partners originate using our platform. We currently have committed financing agreements with two non-banks lenders and one commercial bank. We cannot be sure that these funding sources will continue to be available on reasonable terms or at all beyond the current maturity dates of our existing credit facilities. See the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information.
Events of default or breaches of financial, performance or other covenants, or worse than expected performance of certain pools of loans underpinning our credit facilities, could reduce or terminate our access to funding from such facilities. Loan performance is dependent on a number of factors, including the predictiveness of our AI models and social and economic conditions. The availability and capacity of sources of capital also depends on many factors that are outside of our control, such as credit market volatility and regulatory reforms. In the event that we do not maintain adequate sources of capital, we may not be able to maintain the necessary levels of funding to retain current loan volume, which could adversely affect our business, financial condition and results of operations.
In connection with our credit facilities, we make representations and warranties concerning the loans or participation rights sold, and if such representations and warranties are not accurate when made, we could be required to repurchase such loans or participation rights.
Under our credit facilities we make numerous representations and warranties concerning the characteristics of the loans facilitated on our platform, or participation rights with respect thereto, sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities. If those representations and warranties were not accurate when made, we may be required to repurchase the underlying loans or participation rights. Failure to repurchase so-called ineligible receivables when required could constitute an event of default or termination event under our credit facilities. Historically, we have not had to repurchase loans or participations rights as a result of inaccurate representations or warranties related to loans facilitated on our platform. While only a small number of loans or participation rights have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans or participation rights, or significant in scope, across multiple pools of loans or participation rights. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected.
We rely on borrowings under our corporate and warehouse credit facilities to fund certain aspects of our operations, and any inability to meet our obligations as they come due or to comply with various covenants could harm our business.
Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. As of December 31, 2021, we had approximately $253 million outstanding principal under these term loans and revolving credit facilities. These borrowings are generally secured by all the assets of the company that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to our SPEs. These credit agreements contain operating and financial covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain transactions and limitations on distributions and stock repurchases. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our credit agreements, requiring a waiver from our lenders. Our ability to comply with or renegotiate these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under such agreements and any future financial agreements into which we may enter. If we were to default on our credit obligations and such defaults were not waived, our lenders may require repayment of any outstanding debt and terminate their agreements with us.
In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. We generally hold these loans or participation rights on our balance sheet until we can liquidate them. As of December 31, 2021, outstanding borrowings under these warehouse credit facilities were $203 million. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information about our term loans and revolving loan facilities.
Our warehouse credit facilities impose operating and financial covenants on the SPEs, and under certain events of default, the lenders could require that all outstanding borrowings become immediately due and payable or terminate their agreements with us. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our credit facilities, requiring waivers from our lenders. If we are unable to repay our obligations at maturity or in the event of default, the borrowing SPEs may have to liquidate the loans or participation rights held as collateral at an inopportune time or price or, if the lender liquidated the loans or participation rights, the SPE, and in certain situations we, would have to pay any amount by which the original purchase price exceeded their sale price. An event of default would negatively impact our ability to originate loans on our platform and purchase participation rights in loans originated by our bank partners on our platform and require us to rely on alternative funding sources, which might increase our costs or which might not be available when needed. If we were unable to arrange new or alternative methods of financing on favorable terms, we might have to curtail our lending programs, which could have an adverse effect on our and our bank partners’ ability or willingness to originate new loans, which in turn would have an adverse effect on our business, results of operations and financial condition.
Some of our borrowings carry a floating rate of interest linked to the London Inter-bank Offered Rate, or LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority, or the FCA, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, while the FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. However, the ICE Benchmark Administration (“IBA”), in its capacity as administrator of USD LIBOR, announced that it extended publication of U.S. dollar LIBOR (other than one-week and two-month tenors) by 18 months to June 2023. Notwithstanding this extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate by no later than December 31, 2021, and there remains uncertainty as to the form in which any replacement of LIBOR will eventually take. The interest rate of borrowings under our credit facilities are predominately based upon LIBOR. While these agreements generally include alternative rates to LIBOR, if a change in indices results in interest rate increases on our debt, debt service requirements will increase, which could adversely affect our cash flow and results of operations. We do not expect a materially adverse change to our financial condition or liquidity as a result of any such changes or any other reforms to LIBOR that may be enacted in the United States, the United Kingdom or elsewhere.
Changes in interest rates could adversely affect our performance.
Our results of operations depend to a great extent on our net interest and loan related income, which is related to the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as borrowings under our credit facilities. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates. The interest rates of borrowings under some of our credit facilities are based on floating interest rates and are sensitive to factors that are beyond our control, including domestic and international economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve. The monetary policies of the Federal Reserve, implemented through open market operations, the federal funds rate targets, the discount rate for banking borrowings and reserve requirements, affect prevailing interest rates. A material change in any of these policies could affect the cost of borrowings under our credit facilities which in turn could have an adverse effect on our business, results of operations and financial condition.

We may need to raise additional funds in the future, including through equity, debt or convertible debt financings, to support business growth and those funds may not be available on acceptable terms, or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new loan products, enhance our AI models, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity, debt or convertible debt financings to secure additional funds. If we raise additional funds by issuing equity securities or securities convertible into equity securities, the combined company’s stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.
If we are unable to obtain adequate financing or on terms satisfactory to us when we require it, we may be unable to pursue certain business opportunities and our ability to continue to support our business growth and to respond to business challenges could be impaired and our business may be harmed.
Risks Related to Ownership of our Securities
Having a minority share position may reduce the influence of stockholders on the management of the Company.
At December 31, 2021, (i) the Company’s public stockholders owned approximately 12.4% of the Company’s Common Stock and the Members owned approximately 87.6% of the Company’s Common Stock. The ownership percentage does not take into account (i) the Warrants; (ii) the issuance of any shares under the OppFi Inc. 2021 Equity Incentive Plan or the OppFi Inc. 2021 Employee Stock Purchase Plan; or (iii) any shares of Class A Common Stock that may be repurchased pursuant to the Repurchase Program (as defined below). To the extent that any shares of Class A Common Stock are issued upon exercise of the Warrants or the incentive plans, current stockholders may experience substantial dilution, and to the extent any shares of Class A Common Stock are repurchased pursuant to the Repurchase Program, the relative ownership interest of the Members will increase. This dilution, or increase in the relative ownership interest of the Members could, among other things, further limit the ability of our current stockholders to influence management of our company.
There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.
Our Class A Common Stock and Public Warrants are currently listed on the NYSE. If the NYSE delists our Class A Common Stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant adverse consequences including:
• a limited availability of market quotations for our securities;
• reduced liquidity for our securities;
• a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
• a limited amount of news and analyst coverage; and
• decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A Common Stock and Public Warrants are listed on the NYSE, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the state of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.
Future resales of Class A Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Currently, approximately 11.4 million Retained OppFi-LLC Units (“Initial Shares”) may be exchanged for shares of our Class A Common Stock by the Members pursuant to the Members’ Exchange Rights, and may be sold without any contractual restriction by the Members. Pursuant to the lock-up restrictions agreed to in connection with the Investor Rights Agreement, beginning on the nine month anniversary of the Closing (unless earlier waived by the Company in its capacity as the sole manager of OppFi-LLC), or with respect to the Earnout Units, on such later date the Earnout Units are earned in accordance with the Business Combination Agreement, all of the Retained OppFi-LLC Units held by the Members may be exchanged, upon the exercise of such Members’ Exchange Rights, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the OppFi-LLC A&R LLCA. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Initial Shares and the Earnout Units), the Members will own 87.6% of our Class A Common Stock.
Except with respect to the restrictions described above, the Members will not be restricted from selling the shares of Class A Common Stock held by them following their exercise of Exchange Rights, other than by applicable securities laws. As such, sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could cause the market price of our securities to decline or increase the volatility in the market price of our securities.
The amount and frequency of our share repurchases may fluctuate, and we cannot guarantee that we will fully consummate our share repurchase authorization, or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves.
In January 2022, we announced a program to repurchase up to $20.0 million in the aggregate of shares of Class A Common Stock (“Repurchase Program”). The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that we repurchase under the Repurchase Program, OppFi-LLC will redeem one OppFi Unit held by the Company, decreasing the percentage ownership of OppFi-LLC by the Company and relatively increasing the ownership by the Members. The Repurchase Program will expire in December 2023.
We cannot guarantee that any Class A Common Stock will be repurchased under the Repurchase Program or that it will enhance long-term stockholder value. The Repurchase Program could affect the trading price of our securities and increase volatility, and any announcement of a pause in, or termination of, this program may result in a decrease in the trading price of our securities. In addition, this program could diminish our cash reserves.
There is no guarantee that the Warrants will ever be in the money, and they may expire worthless and the terms of our Warrants may be amended.
The exercise price for our Warrants (other than the $15 Exercise Price Warrants) is $11.50 per share of Class A Common Stock, and the exercise price of the $15 Exercise Price Warrants is $15.00 per share of Class A Common Stock. There is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.
Our only significant asset is our ownership interest in OppFi-LLC and the ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations.
We have no direct operations and no significant assets other than our ownership interest in OppFi-LLC. We depend on OppFi-LLC for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our Class A Common Stock. The financial condition and operating requirements of OppFi-LLC may limit our ability to obtain cash from OppFi-LLC. The earnings from, or other available assets of, OppFi-LLC may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations.
We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could negatively affect our financial condition, results of operations and our stock price.
As a result of factors beyond our control, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Unexpected risks may arise and previously known risks may materialize. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities.
The historical financial results of OppFi-LLC included in this Annual Report may not be indicative of what our actual financial position or results of operations would have been.
The historical financial results of OppFi included in this Annual Report that include periods prior to the Business Combination do not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a combined company during the periods presented or those that we will achieve in the future. This is primarily the result of the following factors: (i) we have incurred additional ongoing costs as a result of the Business Combination, including costs related to public company reporting, investor relations and other compliance related costs; and (ii) our capital structure is also different from that reflected in OppFi-LLC’s historical financial statements. Our financial condition and future results of operations could be materially different from amounts reflected in its historical financial statements included elsewhere in this Annual Report, so it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.
Our Certificate of Incorporation (“Charter”) includes a forum selection clause, which could discourage claims or limit stockholders’ ability to make a claim against us, our directors, officers, other employees or stockholders.
The Charter includes a forum selection clause. The charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring any: (i) derivative action or proceeding; (ii) action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or the charter or bylaws; or (iv) action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim (A) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following the determination), (B) that is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under federal securities laws, including the Securities Act. Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. This forum selection clause may also discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition. Notwithstanding the foregoing, the forum selection clause will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the exclusive forum.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
• changes in the valuation of our deferred tax assets and liabilities;
• expected timing and amount of the release of any tax valuation allowances;
• tax effects of stock-based compensation;
• costs related to intercompany restructurings;
• changes in tax laws, regulations or interpretations thereof; and

• lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could adversely affect our financial condition and results of operations.
A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
The price of our securities may fluctuate. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the Over-the-Counter Bulletin Board (“OTCBB”), an inter- dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited.
If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.
If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Company’s securities may decline. In such case, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was not a public market for OppFi-LLC’s securities, and trading in the shares of our Class A Common Stock may not become active. Accordingly, the valuation ascribed to OppFi-LLC and our Class A Common Stock in the Business Combination may not be indicative of the price that will prevail in the trading market in the future. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could adversely effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:
• actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
• changes in the market’s expectations about our operating results;
• the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
• speculation in the press or investment community;
• success of competitors;
• our operating results failing to meet the expectation of securities analysts or investors in a particular period;
• changes in financial estimates and recommendations by securities analysts concerning the post-combination company or the market in general;
• operating and stock price performance of other companies that investors deem comparable to the post-combination company;
• our ability to market new and enhanced products on a timely basis;
• changes in laws and regulations affecting our business;
• commencement of, or involvement in, litigation involving the post-combination company;
• changes in the post-combination company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
• the volume of shares of our Class A Common Stock available for public sale;
• any major change in our Board or management;
• sales of substantial amounts of Class A Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur; and

• general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
Our quarterly operating results may fluctuate significantly because of several factors, including:
• profitability of our products, especially in new markets and due to seasonal fluctuations;
• changes in interest rates;
• impairment of assets;
• macroeconomic conditions, both nationally and locally;
• negative publicity relating to our products;
• changes in consumer preferences and competitive conditions; and
• expansion to new markets.
If securities or industry analysts do not publish or cease publishing research or reports about us our business, or our market, or if they change their recommendations regarding our Class A Common Stock adversely, then the price and trading volume of our securities could decline.
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
We may be unable to obtain additional financing to fund our operations and growth.
We may require additional financing to fund our operations or growth. We cannot assure you that such financing will be available on acceptable terms, if at all. The failure to secure additional financing could adversely affect our continued development or growth. None of our officers, directors or stockholders are required to provide any financing to us.
Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business.
We are subject to laws, regulations and rules enacted by national, regional and local governments and the NYSE. In particular, we are required to comply with certain SEC, NYSE and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could adversely affect our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could adversely affect our business.

We are a “controlled company” within the meaning of NYSE rules and, as a result, are exempt from certain corporate governance requirements.
So long as the SCG Holders and their affiliates maintain holdings of more than 50% of the voting power of our capital stock, we will be a “controlled company” within the meaning of NYSE corporate governance standards. Under these standards, a company need not comply with certain corporate governance requirements, including the requirements that:
• a majority of our board of directors consist of “independent directors” as defined under NYSE rules;
• the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
• we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or otherwise have director nominees selected by vote of a majority of the independent directors; and
• the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
We have relied on certain of these exemptions. As a result, our board of directors would not be required to consist of a majority of independent directors, and our compensation committee and nominating and corporate governance committee would not consist entirely of independent directors and will not be subject to annual performance evaluations. If we are no longer eligible to rely on the controlled company exception, we will comply with all applicable NYSE corporate governance requirements, but we will be able to rely on phase-in periods for certain of these requirements in accordance with NYSE rules. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all NYSE corporate governance requirements.
The SCG Holders and their affiliates will have significant influence or control and their interests may conflict with those of other stockholders.
The SCG Holders and their affiliates collectively hold 87.6% of total voting power of all outstanding shares of Common Stock, voting together as a single class. Additionally, the Company has entered into the Investor Rights Agreement, pursuant to which the SCG Holders’ Representative has the right to nominate five directors to the Board.
The Investor Rights Agreement also provides that at each meeting at which directors are to be elected, the Company shall take such necessary action to include in the slate of nominees recommended by the Board for election as directors (i) five directors chosen by the SCG Holders’ Representative as long as the SCG Holders have at least of 50% of the voting power entitled to vote in the election of directors, (ii) four directors chosen by the SCG Holders’ Representative as long as the SCG Holders have at least of 40% of the voting power entitled to vote in the election of directors, (iii) three directors chosen by the SCG Holders’ Representative as long as the SCG Holders have at least of 30% of the voting power entitled to vote in the election of directors, (iv) three directors chosen by the SCG Holders’ Representative as long as the SCG Holders have at least of 30% of the voting power entitled to vote in the election of directors, (v) two directors chosen by the SCG Holders’ Representative as long as the SCG Holders have at least of 20% of the voting power entitled to vote in the election of directors and (vi) one director chosen by the SCG Holders’ Representative as long as the SCG Holders have at least of 5% of the voting power entitled to vote in the election of directors.
As such, the SCG Holders and their affiliates will have significant influence over the election of the members of our Board and thereby may significantly influence our policies and operations, including the appointment of management, future issuances of our Class A Common Stock or other securities, the payment of dividends, if any, the incurrence or modification of debt, amendments to our certificate of incorporation and bylaws, and the entering into of extraordinary transactions, and the SCG Holders’ interests may not in all cases be aligned with those of other stockholders.
In the event of a conflict between our interests and the interests of the SCG Holders and their affiliates, we have adopted policies and procedures, specifically a Code of Ethics and a Related Party Transactions Policy, to identify, review, consider and approve such conflicts of interest. In general, if an affiliate of a director, executive officer or significant stockholder, including the SCG Holders and their affiliates, intends to engage in a transaction involving us, that director, executive officer or significant stockholder must report the transaction for consideration and approval by our audit committee. However, there are no assurances that our efforts and policies to eliminate the potential impacts of conflicts of interest will be effective.
We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then-outstanding Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of shares of our Class A Common Stock purchasable upon exercise of a Warrant could be decreased, all without your approval.
Our Warrants have been issued under a Warrant Agreement between the Warrant Agent, and us. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a Warrant.
We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holders of outstanding Public Warrants, thereby making the Public Warrants worthless.
We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of Class A Common Stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect registration or qualification. We will use our best efforts to register or qualify the shares of Class A Common Stock under the blue-sky laws of the state of residence in those states in which the Public Warrants were offered by us in the IPO. Redemption of the outstanding Public Warrants could force the holders of outstanding Public Warrants to (i) exercise their Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) sell their Public Warrants at the then-current market price when they might otherwise wish to hold Public Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees, or the Underwriters and their permitted transferees, respectively.
Warrants are exercisable for our Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
We have outstanding (i) Public Warrants to purchase 11,887,500 shares of Class A Common Stock, (ii) Private Placement Unit Warrants to purchase 231,250 shares of Class A Common Stock, (iii) Underwriter Warrants to purchase 59,464 shares of Class A Common Stock, (iv) Founder Warrants to purchase 2,248,750 shares of Class A Common Stock, and (v) $15 Exercise Price Warrants to purchase 912,500 shares of Class A Common Stock. The shares of Class A Common Stock issuable upon exercise of our Warrants will result in dilution to the then existing holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of shares Class A Common Stock in the public market could adversely affect the market price of our Class A Common Stock.
Anti-takeover provisions contained in the Charter and Amended and Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
The Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions provide, among other things, that the Company shall not engage in any business combination (as such term is defined in the Charter), at any point in time at which the Class A Common Stock is registered under Section 12(b) or 12(g) of the Exchange Act, with any interested stockholder (which, as defined in the Charter, shall not include SCG or any of its affiliates, or any person that acquires (other than in a registered public offering) directly from SCG or any of its successors, any “group”, or any member of any such group, of which such persons are a member of under Rule 13d-5 of the Exchange Act beneficial ownership of fifteen percent (15%) or more of the then outstanding voting stock of the Company) for a period of three years following the time that such stockholder became an interested stockholder, unless: (i) prior to such time, the Board approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; or (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the Company outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) those shares owned by (A) persons who are directors and also officers of the Company and (B) employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; (iii) at or subsequent to such time, the applicable business combination is approved by the Board and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock of the Company that is not owned by the interested stockholder; or (iv) the stockholder became an interested stockholder inadvertently and (A) as soon as practicable divested itself of ownership of sufficient shares so that the stockholder ceased to be an interested stockholder and (B) was not, at any time within the three-year period immediately prior to a business combination between the Company and such stockholder, an interested stockholder but for the inadvertent acquisition of ownership, which provision of the Charter may only be amended by the affirmative vote of at least 66 2/3% of all then outstanding shares of Class A Common Stock of the Company.
Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Our only principal asset is our interest in OppFi-LLC, and accordingly we depend on distributions from OppFi-LLC to pay distributions, taxes, other expenses, and make any payments required to be made by us under the Tax Receivable Agreement.
We are a holding company and have no material assets other than our ownership of the OppFi-LLC Units. We are not expected to have independent means of generating revenue or cash flow, and our ability to pay our taxes, operating expenses, and pay any dividends in the future, if any, will be dependent upon the financial results and cash flows of OppFi-LLC. There can be no assurance that OppFi-LLC will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under debt instruments, will permit such distributions. If OppFi-LLC does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. In the event that we are required to borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.
OppFi-LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity- level U.S. federal income tax. Instead, taxable income will be allocated, for U.S. federal income tax purposes, to the holders of OppFi-LLC Units. Accordingly, we are required to pay U.S. federal income taxes on our allocable share of the net taxable income of OppFi-LLC. Under the terms of the OppFi-LLC A&R LLCA, OppFi-LLC is obligated to make tax distributions to holders of OppFi-LLC Units (including us) calculated at certain assumed rates. In addition to tax expenses, we will also incur expenses related to our operations, including our payment obligations under the Tax Receivable Agreement, which could be significant and some of which will be reimbursed by OppFi-LLC (excluding payment obligations under the Tax Receivable Agreement). We intend to cause OppFi-LLC to make ordinary distributions and tax distributions to the holders of OppFi-LLC Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, as discussed below, OppFi-LLC’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of OppFi-LLC and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in OppFi-LLC’s debt agreements, or any applicable law, or that would have the effect of rendering OppFi-LLC insolvent. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, provided, however, that nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.
Additionally, although OppFi-LLC generally will not be subject to any entity-level U.S. federal income tax, it may be liable under certain federal income tax legislation for adjustments to its tax return, absent an election to the contrary. In the event OppFi-LLC’s calculations of taxable income are incorrect, OppFi-LLC and/or its members, including us, in later years may be subject to material liabilities pursuant to this federal income tax legislation and its related guidance.
We anticipate that the distributions we receive from OppFi-LLC may, in certain periods, exceed our actual liabilities and our obligations to make payments under the Tax Receivable Agreement. The Board, in its sole discretion (and in compliance with our credit facilities), will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A Common Stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. We may, if necessary, undertake ameliorative actions, which may include pro rata or non-pro rata reclassifications, combinations, subdivisions or adjustments of outstanding OppFi-LLC Units, to maintain one-for-one parity between OppFi-LLC Units held by us and shares of our Class A Common Stock.
Pursuant to the Tax Receivable Agreement, we are required to pay to the Members and/or the exchanging holders of Retained OppFi-LLC Units, as applicable, 90% of the net income tax savings that we realize as a result of increases in tax basis in our assets related to the Business Combination and the future exchange of the Retained OppFi-LLC Units for shares of Class A Common Stock (or cash) pursuant to the OppFi-LLC A&R LLCA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement, and those payments may be substantial.
In connection with the Business Combination, the Members were deemed for U.S. federal (and applicable state and local) income tax purposes to have sold to us OppFi-LLC Units and may in the future exchange their OppFi-LLC Units, together with the cancelation of an equal number of shares of Class V Voting Stock, for shares of our Class A Common Stock (or cash) pursuant to the OppFi-LLC A&R LLCA, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. These sales and exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of OppFi-LLC. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions allocable to us and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such sales and exchanges never occurred.
We have entered into the Tax Receivable Agreement, which generally provides for the payment by us of 90% of certain net tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi-LLC Units for Class A Common Stock (or cash) pursuant to the OppFi-LLC A&R LLCA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are our obligation and not of OppFi-LLC. The actual increase in our allocable share of OppFi-LLC’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition.
Any payments we make under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.
Increases in our income tax rates, changes in income tax laws or disagreements with tax authorities can adversely affect our business, financial condition or results of operations.
Increases in our income tax rates or other changes in income tax laws in the United States or any particular jurisdiction in which we operate could reduce our after-tax income from such jurisdiction and adversely affect our business, financial condition or results of operations. Existing tax laws in the United States have been and could in the future be subject to significant change. For example, in December 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law in the United States which provided for significant changes to then-existing tax laws and subsequent legislation (such as the enactment of the Coronavirus Aid, Relief, and Economic Security Act in March 2020) modifying certain TCJA provisions and additional guidance issued by the IRS pursuant to the TCJA may continue to impact us in future periods. Additional changes in the U.S. tax regime, including changes in how existing tax laws are interpreted or enforced, can adversely affect our business, financial condition or results of operations.

We will also be subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income-based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse impact on our business, financial condition or results of operations.
Tax Risks Related to Our Tax Structure and Taxes
Although we may be entitled to tax benefits relating to additional tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with the exchanges of Retained OppFi-LLC Units into our Class A Common Stock and related transactions, we are required to pay the Members 90% of these tax benefits under the Tax Receivable Agreement.
Approximately 11.4 million Initial Shares currently may be exchanged for shares of our Class A Common Stock by the Members pursuant to the Members’ Exchange Rights, and may be sold without any contractual restriction by the Members. Pursuant to the lock-up restrictions agreed to into in connection with the Investor Rights Agreement, beginning on the nine month anniversary of the Closing (unless earlier waived by the Company in its capacity as the sole manager of OppFi-LLC), or with respect to the Earnout Units, on such later date the Earnout Units are earned in accordance with the Business Combination Agreement, each Retained OppFi-LLC Unit (other than the Initial Shares) held by the Members may be exchanged, upon the exercise of such Members’ Exchange Rights, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the OppFi-LLC A&R LLCA. The deemed exchanges in the business combination and any exchanges pursuant to the OppFi-LLC A&R LLCA, are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of OppFi-LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
At the Closing, we entered into the Tax Receivable Agreement, which generally provides for the payment by us to holders of Retained OppFi-LLC Units of 90% of certain tax benefits, if any, that we realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. These payment obligations pursuant to the Tax Receivable Agreement are the obligation of the Company and not of OppFi-LLC. The actual increase in our allocable share of OppFi-LLC’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of shares of our Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income. Because none of the foregoing factors are known at this time, we cannot determine the amounts (if any) that would be payable under the Tax Receivable Agreement. However, we expect that as a result of the possible size and frequency of the exchanges and the resulting increases in the tax basis of the tangible and intangible assets of OppFi-LLC, the payments that we expect to make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of the Company by the holders of units.
The Members will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against payments otherwise to be made, if any, after the determination of such excess. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, which could materially impair our financial condition.
In certain cases, payments under the Tax Receivable Agreement may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the IRS or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by us are disallowed, the Members and the exchanging holders will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by the IRS or other taxing authorities. Rather, excess payments made to such holders will be applied against and reduce any future cash payments otherwise required to be made by us, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments against which such excess can be applied. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, which could materially impair our financial condition.
Moreover, the Tax Receivable Agreement provides that, in the event that we exercise our right to early termination of the Tax Receivable Agreement, or in the event of a change of control of the Company or we are more than 90 days late in making of a payment due under the Tax Receivable Agreement, the Tax Receivable Agreement will terminate, and we are required to make a lump-sum payment to the Members equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The change of control payment to the Members could be substantial and could exceed the actual tax benefits that we receive as a result of acquiring units from owners of OppFi-LLC because the amounts of such payments would be calculated assuming that we would have been able to use the potential tax benefits each year for the remainder of the amortization periods applicable to the basis increases, and that tax rates applicable to us would be the same as they were in the year of the termination.
Decisions made in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by the other holders of Retained OppFi-LLC Units under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of holders of Retained OppFi-LLC Units to receive payments under the Tax Receivable Agreement.

There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income or franchise tax savings that we realize in respect of the tax attributes subject to the Tax Receivable Agreement or if distributions to us by OppFi-LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes and other expenses. Furthermore, our obligations to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are deemed realized under the Tax Receivable Agreement. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise which may have a material adverse effect on our financial condition.
We may not be able to realize all or a portion of the tax benefits that are expected to result from the acquisition of Retained OppFi-LLC Units from OppFi-LLC Members.
Pursuant to the Tax Receivable Agreement, the Company will share tax savings resulting from (A) the amortization of the anticipated step-up in tax basis in OppFi-LLC’s assets as a result of (i) the business combination and (ii) the exchange of Retained OppFi-LLC Units that were received in connection with the Business Combination, for shares of Class A Stock pursuant to the OppFi-LLC A&R LLCA and (B) certain other related transactions with the Members. The amount of any such tax savings attributable to the payment of cash to the Members in the business combination and the exchanges contemplated by the Exchange Agreement will be paid 90% to the Members and retained 10% by the Company. Any such amounts payable will only be due once the relevant tax savings have been realized by the Company. Our ability to realize, and benefit from, these tax savings depends on a number of assumptions, including that we will earn sufficient taxable income each year during the period over which the deductions arising from any such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient to fully utilize such tax benefits or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.
The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to platform businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business.
In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. For example, on November 6, 2018, voters in San Francisco approved “Proposition C,” which authorizes San Francisco to impose additional taxes on businesses in San Francisco that generate a certain level of gross receipts, and in January 2022, the California assembly introduced legislation proposing a statewide tax on business that generate gross receipts of over $2 million. Such taxes would adversely affect our financial condition and results of operations.
We may face various indirect tax audits in various U.S. jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about or challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. For example, after the U.S. Supreme Court decision in South Dakota v. Wayfair Inc., certain states have adopted, or started to enforce, laws that may require the calculation, collection and remittance of taxes on sales in their jurisdictions, even if we do not have a physical presence in such jurisdictions. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could harm our business, financial condition and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition will be harmed.
As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely impact our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

Changes in U.S. tax laws could have a material adverse effect on our business, financial condition and results of operations.
The Tax Cuts and Jobs Act, or the Tax Act contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our business activities, any changes in the U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition and results of operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
OppFi’s corporate headquarters is located in Chicago, Illinois and consists of approximately 79,928 square feet under a lease that expires in 2030. OppFi believes that its facilities are adequate for its current needs and that, if necessary, additional facilities will be available to accommodate the expansion of its business. We do not own any real property.

ITEM 3.    LEGAL PROCEEDINGS
See “Legal contingencies” of Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholders
The Company’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “OPFI.” As of March 9, 2022, there were 25 stockholders of record of our Class A Common Stock and 1 stockholder of record of our Class V Voting Stock. In addition to holders of record of our Class A Common Stock, we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock is held of record by banks, brokers, and other financial institutions.

Dividend Policy
We have never declared nor paid cash dividends on our common stock, and do not currently have any plans to declare or pay any dividends on our common stock in the foreseeable future. The declaration of cash dividends in the future is subject to the discretion of our Board of Directors and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, and other relevant factors.

Stock Performance Graph
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Instruction 6 to Item 201(e) of Regulation S-K, we are not required to provide this information.

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
None.

Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to equity compensation plans will be set forth in the Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2021.

ITEM 6.     [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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

We principally service consumers on our financial platform through OppLoans, which is our bank sponsored installment loan product that is a fully amortizing, simple interest small dollar loan with an average loan size of approximately $1,500 and a term of 11 months. We also recently launched our SalaryTap and OppFi Card products, which do not currently represent a significant amount of our business.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the novel coronavirus (“COVID-19”) as a global pandemic. Recently, consumer activity has began to recover and many government mandates to restrict daily activities have been lifted, but the long-term effects of the COVID-19 pandemic globally and in the United States remain unknown. Worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new variants, and the reinstatement of restrictions and health and safety related measures in response to the emergence of new variants, such as the Delta and Omicron variants, contributed to the volatility of ongoing recovery. There can be no assurance that economic recovery will continue or that consumer behavior will return to pre-pandemic levels. For further discussion please reference the ‘Risk Factors’ section.
Election of Fair Value
On January 1, 2021, we elected the fair value option for our OppLoan product. Accordingly, the related finance receivables are carried at fair value in the consolidated balance sheets and the changes in fair value are included in the consolidated statements of operations. For more information, please refer to “Fair Value Pro Forma" below.
RECENT DEVELOPMENTS

Key recent events impacting our business are as follows:
•On November 18, 2021, the Company entered into a Consent Judgement and Order (“Settlement”) with the Attorney General of the District of Columbia (“District”) to resolve all matters in a dispute related to the action previously filed against the Company by the District (“Action”). The Company denies the allegations in the Action and denies that it has violated any law or engaged in any deceptive or unfair practices. The Action was resolved to avoid the expense of protracted litigation. As part of the Settlement, the Company agreed to, among other things, refrain from certain business activities in the District of Columbia, pay $0.3 million to the District of Columbia and provide refunds to certain District of Columbia consumers. As of December 31, 2021, unpaid refunds totaled $1.5 million, which is included in accrued expenses on the consolidated balance sheets.
•On January 6, 2022, the Company announced that its Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $20.0 million in the aggregate of shares of the Company’s Class A Common Stock. Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable legal requirements. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that the Company repurchases under the Repurchase Program, OppFi-LLC will redeem one Class A common unit of OppFi-LLC held by the Company, decreasing the percentage ownership of OppFi-LLC by the Company and relatively increasing the ownership by the other members. The Repurchase Program will expire in December 2023.
•On February 23, 2022, the Board of the Company appointed Mr. Todd G. Schwartz as the Chief Executive Officer of the Company, effective February 28, 2022. Mr. Schwartz will continue to serve as the Executive Chairman of the Board.
•On March 7, 2022, the Company, through OppFi-LLC, filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division. The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. As of December 31, 2021, consumers living in the State of California made up approximately 11% of the Company’s finance receivables portfolio. The Company intends to aggressively prosecute the claims set forth in the Complaint.

HIGHLIGHTS

Our financial results as of and for the year ended December 31, 2021 are summarized below:
•Basic and diluted earnings per share (“EPS”) of $1.93 for the year ended December 31, 2021;
•Adjusted basic and diluted EPS(1) of $0.78 for the year ended December 31, 2021;
•Net originations increased 23% to $595.1 million from $483.4 million for the years ended December 31, 2021 and 2020, respectively;
•Ending receivables increased 22% to $337.5 million from $275.7 million as of December 31, 2021 and 2020, respectively;
•Total revenue increased 20% to $350.6 million from $291.0 million for the years ended December 31, 2021 and 2020, respectively;
•Adjusted revenue(1) increased 9 % to $350.6 million from $323.0 million for the years ended December 31, 2021 and 2020, respectively;
•Net income increased 16% to $89.8 million from $77.5 million for the years ended December 31, 2021 and 2020 respectively; and
•Adjusted net income(1) increased 19% to $65.8 million from $55.2 million for the years ended December 31, 2021 and 2020, respectively.

(1) Adjusted Basic and Diluted EPS, Adjusted Revenue and Adjusted Net Income are non-Generally Accepted Accounting Principles (“GAAP”) financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see “Non-GAAP Financial Measures” below.
Key Performance Metrics

We regularly review the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the years ended December 31, 2021 and 2020.

Note: All key performance metrics includes the three products on the OppFi platform and are not shown separately as contributions from SalaryTap and OppFi Card were de minimis.

Total Net Originations

We measure originations to assess the growth trajectory and overall size of our loan portfolio. There is a direct correlation between origination growth and revenue growth. We include both bank partner originations as well as those originated by us directly. Loans are considered to be originated when the contract is signed between us and the prospective borrower. The vast majority of our originations ultimately disburse to a borrower, but disbursement timing lags that of originations. Originations may be useful to an investor because they help understand the growth trajectory of our revenues.

The following tables present total net originations (defined as gross originations net of transferred balance on refinanced loans), percentage of net originations by bank partners, and percentage of net originations by new loans for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Total net originations	$595,079	$483,350	$111,729	23.1%
Percentage of net originations by bank partners	90.6%	65.0%	N/A	39.4%
Percentage of net originations by new loans	46.2%	42.8%	N/A	7.9%

Net originations increased to $595.1 million for the year ended December 31, 2021, from $483.4 million for the year ended December 31, 2020. The 23.1% increase was primarily due to a partial recovery from the short-term reduction in customer demand attributable to the COVID-19 pandemic and related governmental stimulus measures that we experienced 2020. However, 2021 growth was significantly lower than historical years due in part to the continued impact of the pandemic on customer demand.

Our origination mix continues to shift towards a servicing / facilitation model for bank partners from a direct origination model. Total net originations by our bank partners increased to 90.6% for the year ended December 31, 2021, from 65.0% for the year ended December 31, 2020.

In addition, our net originations saw an increase in the percentage of originations of new loans compared to refinanced loans as customer demand began to return from weakness due to the onset of the COVID-19 pandemic in 2020 coupled with increased automation, which drove a higher conversion of applications to funded loans. Total net originations of new loans as percentage of total loans increased to 46.2% for the year ended December 31, 2021 from 42.8% for the year ended December 31, 2020.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of both on- and off-balance sheet loans at the end of the reporting period. The following table presents ending receivables as of December 31, 2021 and 2020 (in thousands):

			Change
	2021	2020	$	%
Ending receivables	$337,529	$275,670	$61,859	22.4%

Ending receivables increased to $337.5 million as of December 31, 2020 from $275.7 million as of December 31, 2020. The 22.4% increase was primarily driven by growth in originations in 2021. Off-balance sheet receivables were $19.7 million as of December 31, 2020, and there were no off-balance sheet receivables as of December 31, 2021.

Average Yield

Average yield represents annualized interest income from the period as a percent of average receivables. Receivables are defined as unpaid principal balances of both on- and off-balance sheet loans. The following tables present average yield for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	%
Average yield	126.9%	128.1%	(0.9)%

Average yield decreased to 126.9% for the year ended December 31, 2021, from 128.1% for the year ended December 31, 2020. The 0.9% decrease was driven by the introduction of market-based offers in the fourth quarter, which offers qualifying customers to receive a lower APR. Additionally, average yield was driven lower by the expansion of the APR stepdown program through 2021, which rewards eligible customers for making on-time payments by lowering their interest rates in regular intervals.

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

The following tables present net charge-offs as a percentage of average receivables annualized for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	%
Net charge-offs as % of average receivables	37.5%	35.6%	5.3%

Net charge-offs as a percentage of average receivables increased by 5.3% to 37.5% for the year ended December 31, 2021, from 35.6% for the year ended December 31, 2020. The increase for the year ended December 31, 2021 reflects a gradual return to normalization of credit towards pre-pandemic levels due to reduced government stimulus from 2020 and the corresponding impact on our customers’ bank balance.

Marketing Cost per Funded Loan

Marketing cost per funded loan represents marketing cost per funded loan for new and refinance loans. This metric is the amount of direct marketing costs incurred during a period divided by the number of loans originated during that same period.
The following tables present marketing cost per funded loan for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	$	%
Marketing cost per funded loan	$78	$62	$16	25.8%

Our marketing cost per funded loan increased to $78 for the year ended December 31, 2021, from $62 for the year ended December 31, 2020. The 25.8% increase for the year ended December 31, 2021 was driven by the higher mix of new versus refinanced loans year over year as well as a higher Marketing Cost per New Funded Loan as described in the following section.

Marketing Cost per New Funded Loan

Marketing cost per new funded loan represents the amount of direct marketing costs incurred during a period divided by the number of new loans originated during that same period. The following tables present marketing cost per funded loan (new) for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	$	%
Marketing cost per new funded loan	$254	$211	$43	20.4%

Our marketing cost per new funded loan increased to $254 for the year ended December 31, 2021 from $211 for the year ended December 31, 2020. The 20.4% increase for the year ended December 31, 2021 was driven by increased mix to the partner channel from lower cost organic channels and higher spend in direct mail as the company pulled back direct mail spending in 2020.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan advocate or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate as of December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	%
Auto-approval rate	60.0%	25.7%	133.4%

Auto-approval rate increased by 133.4% as of December 31, 2021 to 60.0%, from 25.7% as of December 31, 2020, driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

Sales and Servicing Cost per Loan Sales and Servicing cost per loan is calculated by taking the total servicing costs, which include customer center salaries, underwriting and reporting costs, and payment processing fees, divided by the average amount of outstanding loans during that period. The following tables present servicing cost per loan for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020	$	%
Sales and servicing cost per loan	$159	$148	$11	7.4%

Our servicing cost per loan increased by $11 for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the increase in underwriting costs and payment processing fees tied to the increase in originations. Due to improvements in auto-approval rates, which drove scale to the business, the percentage growth in sales and servicing costs per loan of 7.4% for the year ended December 31, 2021 were significantly lower than total net origination growth of 23.1% for the year ended December 31, 2021.

RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2021 and 2020

The following table presents our consolidated results of operations for the years ended December 31, 2021 and 2020 (in thousands, except per number of shares and share data).

	Year Ended December 31,		Change
	2021	2020	$	%
Interest and loan related income, gross (a)	$349,029	$322,165	$26,864	8.3%
Other income	1,539	789	750	95.1
Interest, loan related, and other income	350,568	322,954	27,614	8.6
Amortization of loan origination costs	—	(31,940)	31,940	(100.0)
Total revenue	350,568	291,014	59,554	20.5
Total provision	(929)	(90,787)	89,858	(99.0)
Change in fair value of finance receivables	(85,960)	—	(85,960)	—
Net revenue	263,679	200,227	63,452	31.7
Expenses	206,422	122,711	83,711	68.2
Income from operations	57,257	77,516	(20,259)	(26.1)
Gain on forgiveness of Paycheck Protection Program loan	6,444	—	6,444	—
Change in fair value of warrant liability	26,405	—	26,405	—
Income before income taxes	90,106	77,516	12,590	16.2
Provision for income taxes	(311)	—	(311)	—
Net income	89,795	$77,516	$12,279	15.8%
Less: net income attributable to noncontrolling interest	64,241
Net income attributable to OppFi Inc.	$25,554

Earnings per share attributable to OppFi Inc.: (b)
Earnings per common share:
Basic	$1.93	$—
Diluted	$1.93	$—
Weighted average common shares outstanding:
Basic	13,218,119	—
Diluted	13,227,049	—

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

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based only on the interest method, as well as amortization of loan origination costs in previous periods. We also earn revenue from referral fees related primarily to our turn-up program, which represented less than 0.5 % of total revenue for the year ended December 31, 2021.

Total revenue increased by $59.6 million, or 20.5%, to $350.6 million for the year ended December 31, 2021 from $291.0 million for the year ended December 31, 2020. This increase was due to the removal of the amortization of loan origination costs as a result of the election of the fair value option in 2021 as well as receivables growth in 2021 . Under the fair value option, loan origination costs related to the origination of installment loans are expensed when incurred and are no longer recognized as a part of total revenue.

Change in Fair Value and Total Provision

Commencing on January 1, 2021, we elected the fair value option on the OppLoan installment product. To derive the fair value, we generally utilize discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that we believe a market participant would require based on the risk characteristics of the loans. We did not elect the fair value option on our SalaryTap and OppFi Card finance receivables as these products launched in November 2020 and August 2021, respectively, and inputs for fair value are not yet determined. Accordingly, the related finance receivables are carried at amortized cost, net of allowance for credit losses.

For the year ended December 31, 2021, change in fair value consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $86.0 million for the year ended December 31, 2021,which was comprised of $103.5 million of net charge-offs, partially offset by a fair market value adjustment of $17.6 million. The fair value adjustment had a positive impact due to the increase in receivables in the period and an increase in the fair value mark. The fair value mark improved due to an increase in the remaining life of the portfolio driven by a younger portfolio from origination growth in the period, as well as an increase in the weighted average interest rate of the portfolio driven by the higher mix of bank partner originated loans and a lower volume of customers on assistance programs.

For the year ended December 31, 2021, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for our SalaryTap and OppFi Card products. For the year ended December 31, 2020, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for the OppLoan product as this was the only product for the Company during 2020 and the Company utilized incurred credit loss application method prior to electing the fair value option on January 1, 2021. Starting January 1, 2021, our provision for future losses is based on estimated credit loss application whereby it reserves for life of loan losses.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and less total provision costs. Total net revenue increased by $63.5 million, or 31.7%, to $263.7 million for the year ended December 31, 2021 from $200.2 million for the year ended December 31, 2020. This increase was attributable to the removal of the amortization of loan origination costs from total revenue as a result of the election of the fair value option in 2021 and growth in receivables from the prior year.

Expenses

Expenses includes salaries and employee benefits, interest expense and amortized debt issuance costs, servicing costs, direct marketing costs, technology costs, depreciation and amortization, professional fees and other expenses.

Expenses increased by $83.7 million, or 68.2%, to $206.4 million for the year ended December 31, 2021, from $122.7 million for the year ended December 31, 2020. This was primarily due to higher marketing costs due to higher originations, an increase in salaries and employee benefits related to additional headcount, technology infrastructure costs and professional fees related to investments to support the company's augmentation of internal controls, operational risk and compliance functions, insurance expenses as the company transitioned to becoming a public entity, and the impact of the 2021 election of fair value option. As a result of the election of the fair value option, loan origination costs, including direct marketing costs and payment processing fees related to the origination of the OppLoan product, are recognized as expenses when incurred and are no longer recognized as an offset to total revenue.

Income from Operations

Income from operations is the difference between net revenue and expenses. Total income from operations decreased by $20.3 million, or 26.1%, to $57.3 million for the year ended December 31, 2021, from $77.5 million for the year ended December 31, 2020.

Other Income (Expenses)

Other income for the year ended December 31, 2021 included the gain from forgiveness of an unsecured loan of $6.4 million in connection with the Paycheck Protection Program (“PPP”) Loan. Additionally, other income included the change in fair value of the warrant liability in the amount of $26.4 million. This warrant liability arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Income Before Income Tax

Income before income tax is the difference between net revenue and expenses. Income before income tax increased by $12.6 million, or 16.2%, to $90.1 million for the year ended December 31, 2021, from $77.5 million for the year ended December 31, 2020.

Income Tax

OppFi Inc. recorded a provision for income taxes of $0.3 million for the year ended December 31, 2021 and no expense for the year ended December 31, 2020. As noted above, OppFi-LLC is treated as a partnership and is not subject to income taxes; prior to the consummation of the Business Combination on July 20, 2021, there were no taxes attributable to OppFi Inc. as OppFi-LLC was the only reportable entity.

Net Income

Net income increased by $12.3 million, or 15.8%, to $89.8 million for the year ended December 31, 2021 from $77.5 million for the year ended December 31, 2020.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $25.6 million for the year ended December 31, 2021. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. for the year ended December 31, 2021. Prior to the consummation of the Business Combination on July 20, 2021, there was no income attributable to OppFi Inc. as OppFi-LLC was the only reportable entity.

NON-GAAP FINANCIAL MEASURES

We believe that the provision of non-GAAP financial measures in this report, including Fair Value Pro Forma information, Adjusted Revenue, Adjusted Basic and Diluted EPS, Adjusted EBITDA (and margin thereof), and Adjusted Net Income (and margin thereof) can provide useful measures for period-to-period comparisons of our business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with United States GAAP measures, should not be considered an alternative to any measure of financial performance calculated and presented in accordance with GAAP, and may not be comparable to the non-GAAP financial measures of other companies.
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

	Year Ended December 31,				Variance
	2021	2020			%
(in thousands, unaudited)	As Reported	As Reported	Fair Value Adjustments	Fair Value Pro Forma

Interest, loan related, and other income	$350,568	$291,014	$31,940	$322,954	8.6%
Total provision	(929)	(90,787)	90,787	—	—
Fair value adjustments (a)	(85,960)	—	(104,028)	(104,028)	(17.4)
Net revenue	263,679	200,227	18,699	218,926	20.4
Expenses
Sales and marketing	52,622	15,333	22,510	37,843	39.1
Customer operations	40,260	33,697	4,482	38,179	5.5
Technology, products, and analytics	27,442	19,745	—	19,745	39.0
General, administrative, and other	61,842	32,708	—	32,708	89.1
Total expenses before interest expense	182,166	101,483	26,992	128,475	41.8
Interest expense (b)	24,256	21,228	—	21,228	14.3
Income from operations	57,257	77,516	(8,293)	69,223	(17.3)
Gain on forgiveness of Paycheck Protection Program loan	6,444	—	—	—	—
Change in fair value of warrant liability	26,405	—	—	—	—
Income before income taxes	90,106	77,516	(8,293)	69,223	30.2
Provision for income taxes	(311)	—	—	—	—
Net income	89,795	$77,516	$(8,293)	$69,223	29.7%
Less: net income attributable to noncontrolling interest	64,241
Net income attributable to OppFi Inc.	$25,554

(a) Fair value adjustment of $104 million includes net charge-offs of $89.6 million and a fair market value Adjustment of $14.4 million driven by lower receivables and a lower fair market value mark as a result of the COVID-19 pandemic.
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

	Year Ended December 31,		Variance
(in thousands, unaudited)	2021	2020	~~%~~
Total revenue	$350,568	$291,014	20.5%
Amortization of loan origination costs	—	31,940	—
Adjusted revenue	$350,568	$322,954	8.6%

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

Adjusted EBITDA is a non-GAAP measure defined as our adjusted net income, and adjusted for the items as shown below including taxes, depreciation and amortization and interest expense. We believe that Adjusted EBITDA is an important measure because it allows management, investors, and our board of directors to evaluate and compare our operating results from period-

to-period by making the adjustments described below. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of taxes, certain non-cash items, variable charges, and timing differences.

	Year Ended December 31,		Variance
(in thousands, except share and per share data) Unaudited	2021	2020	~~%~~
Net income	$89,795	$77,516	15.8%
Provision for income taxes	311	—	—
FV adjustments	—	(8,293)	(100.0)
Debt issuance cost amortization	2,310	1,945	18.8
Other addback and one-time expense(a)	(8,452)	2,439	(446.5)
Adjusted EBT	83,964	73,607	14.1
Less: pro forma taxes(b)	(18,145)	(18,402)	(1.4)
Adjusted net income	65,819	55,205	19.2
Pro forma taxes(b)	18,145	18,402	(1.4)
Depreciation and amortization	10,282	6,732	52.7
Interest expense	21,946	19,284	13.8
Business (non-income) taxes	665	1,527	(56.5)
Loss on disposition of equipment	6	—	—
Adjusted EBITDA	$116,863	$101,150	15.5%

Adjusted basic EPS: (c)	$0.78	$—
Weighted average adjusted basic shares:	84,465,109	—
Adjusted diluted EPS: (c)	$0.78	$—
Weighted average adjusted diluted shares:	84,474,039	—

(a) For the year ended December 31, 2021, other addback and one-time expense of ($8.5 million) included a ($26.4 million) addback due to the change in fair value of the warrant liabilities, a ($6.4 million) addback due to the gain on forgiveness of PPP Loan, and a $24.4 million impact to the G&A line item in expenses comprised of: $6.6 million in one-time expenses related to the Business Combination, $3.0 million in profit interest and stock compensation, $4.2 million in the change in fair value of warrant units outstanding prior to Business Combination, and $10.6 million in other one-time expenses.
(b) Assumes a tax rate of 25% for the year ended December 31, 2020 and a 21.61% tax rate after, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes, in order to allow for a comparison with other publicly traded companies.
(c) Prior to the Reverse Recapitalization, all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated, as net income prior to the Business Combination was attributable entirely to OppFi-LLC.

Adjusted Shares as Reflected in Adjusted Basic and Diluted Earnings Per Share

	Year Ended December 31,
(unaudited)	2021	2020
Weighted average Class A common stock outstanding	13,218,119	—
Weighted average Class V voting stock outstanding	96,746,990	—
Elimination of earnouts at period end	(25,500,000)	—
Weighted average adjusted basic shares	84,465,109	—
Dilutive impact of unvested restricted stock units	8,930	—
Weighted average adjusted diluted shares	84,474,039	—

	Year Ended December 31,
(unaudited)	2021	2020
Adjusted net income (in thousands)	$65,819	$55,205
Weighted average adjusted basic shares	$84,465,109	$—
Adjusted basic EPS:	$0.78	$—

	Year Ended December 31,
(unaudited)	2021	2020
Adjusted net income (in thousands)	$65,819	$55,205
Weighted average adjusted diluted shares	$84,474,039	$—
Adjusted diluted EPS:	$0.78	$—

Condensed Balance Sheets

Comparison of the years ended December 31, 2021 and 2020

The following table presents our condensed balance sheet as of December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Assets
Cash and restricted cash	$62,362	$45,657	$16,705	36.6%
Finance receivables at fair value	383,890	—	383,890	—
Finance receivables at amortized cost, net	4,220	222,243	(218,023)	(98.1)
Other assets	51,634	17,943	33,691	187.8
Total assets	$502,106	$285,843	$216,263	75.7%
Liabilities and stockholders’ equity / members’ equity
Other liabilities	$58,967	$28,406	$30,561	107.6%
Total debt	274,021	158,105	115,916	73.3
Warrant liability	11,240	—	11,240	—
Total liabilities	344,228	186,511	157,717	84.6
Total stockholders’equity / members’ equity	157,878	99,332	58,546	58.9
Total liabilities and stockholders' equity /members’ equity	$502,106	$285,843	$216,263	75.7%

Total cash and restricted cash increased by $16.7 million as of December 31, 2021 compared to December 31, 2020, driven by free cash flow from operations as well as increased borrowings under the Atalaya Credit Agreement and higher utilization of senior debt to finance receivables growth, transaction expenses, and tax distribution. Finance receivables as of December 31, 2021 increased compared to December 31, 2020 due to higher unpaid on-balance sheet principal balances as well as the election of the fair value option in 2021. Other assets as of December 31, 2021 increased by $33.7 million compared to December 31, 2020, driven by the addition of a deferred tax asset of $25.6 million related to the Business Combination, as well as $5.1 million largely consisting of prepaid expenses and $4.1 million of property, equipment and capitalized technology costs, partially offset by $1.1 million of debt issuance costs.

Other liabilities increased by $30.6 million driven by a tax receivable agreement liability in connection with the business combination with a balance of $23.3 million as of December 31, 2021. Total debt increased by $115.9 million driven by an increase in utilization of leverage facilities of $49.3 million and a $24.8 million net impact of the corporate credit facility refinancing, offset by $6.4 million of loan forgiveness of the PPP loan. Total equity increased by $58.5 million driven by net income of $89.8 million and impact of adoption of the fair value method of accounting of $69.4 million, partially offset by net distributions and transaction related adjustments to equity.

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over three years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of December 31, 2021 (in thousands):

	December 31, 2021	December 31, 2020
Unrestricted cash	$25,064	$25,601
Undrawn debt	$158,100	$338,108

As of December 31, 2021, we had $25.1 million in unrestricted cash, a decrease of $0.5 million from December 31, 2020. As of December 31, 2021, we had an additional $158.1 million of unused debt capacity under our financing facilities for future availability, representing a 38 % overall undrawn capacity, a decrease from $338.1 million as of December 31, 2020. The reduction in undrawn debt was due to funding of receivables growth, transaction expenses related to the Business Combination, and tax distributions covering the full year 2020 and 2021 annual estimates. Including total financing commitments of $411 million, and cash on the balance sheet of $62.4 million, we had approximately $473 million in funding capacity as of December 31, 2021.

We believe that our unrestricted cash, undrawn debt and funds from operating income will be sufficient to meet our liquidity needs for at least the next 12 months from the date of this Annual Report. Our future capital requirements will depend on multiple factors, including our revenue growth, aggregate receivables balance, interest expense, working capital requirements, cash provided by and used in operating, investing and financing activities and capital expenditures.

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

Cash Flows

The following table presents cash provided by (used in) operating, investing and financing activities during the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Net cash provided by operating activities	$167,346	$192,112	$(24,766)	(12.9)%
Net cash used in investing activities	(199,470)	(98,312)	(101,158)	(102.9)
Net cash provided by (used in) financing activities	48,829	(84,122)	132,951	158.0
Net increase in cash and restricted cash	$16,705	$9,678	$7,027	72.6%

Operating Activities

Net cash provided by operating activities was $167.3 million for the year ended December 31, 2021. This was a decrease of $24.8 million when compared to net cash provided by operating activities of $192.1 million for the year ended December 31, 2020. Cash provided by operating activities decreased due to higher expenses in 2021, driven by higher marketing costs due to higher originations, as well as an increase in salaries and employee benefits, and increased investment in technology infrastructure.

Investing Activities

Net cash used in investing activities was $199.5 million for the year ended December 31, 2021. This was an increase of $101.2 million when compared to net cash used in investing activities of $98.3 million for the year ended December 31, 2020, due to higher finance receivables originated and acquired, partially offset by higher finance receivables repaid.

Financing Activities

Net cash provided by financing activities was $48.8 million for the year ended December 31, 2021. This was an increase of $133.0 million when compared to net cash used in financing activities of $84.1 million for the year ended December 31, 2020, primarily due to an increase in net advances in borrowings, partially offset by an increase in member distributions and capitalized transaction costs.

Financing Arrangements

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. The following is a summary of OppFi’s borrowings as of December 31, 2021 and 2020 (in thousands):

					Interest Rate as of
		Borrowing	December 31,	December 31,	December 31, 2021,		Maturity
Purpose	Borrower(s)	Capacity	2021	2020	Except as Noted		Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$38,500	$22,443	$16,025	15.00%		—	(1)
Senior debt
Revolving line of credit	OppFi-LLC	$—	$—	$5,000	LIBOR plus 2.50%	(2) (3)	February 2022
Revolving line of credit	Opportunity Funding SPE III, LLC	175,000	119,000	59,200	LIBOR plus 6.00%	(3)	January 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC	75,000	45,900	24,222	LIBOR plus 7.25%	(3)	April 2024
Revolving line of credit	Opportunity Funding SPE VI, LLC	50,000	30,600	16,148	LIBOR plus 7.25%	(3)	April 2023
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	45,000	7,500	12,506	LIBOR plus 3.85%	(3)	February 2024
Total revolving lines of credit		345,000	203,000	117,076
Term loan, net	OppFi-LLC	50,000	48,578	14,650	LIBOR plus 10.00%	(3)	March 2025
Total senior debt		$395,000	$251,578	$131,726
Subordinated debt	OppFi-LLC	$—	$—	$4,000	14.00%	(2)	December 2023
Other debt	OppFi-LLC	$—	$—	$6,354	1.00%	(4)	April 2022

(1) Maturity date extended indefinitely until borrowing capacity is depleted
(2) Interest rate as of 12/31/2020 and for the subsequent period thru and until loan was repaid
(3) Subject to customary LIBOR replacement provisions as set forth below in “Financing Agreements.”
(4) Interest rate as of 12/31/2020 and for the subsequent period thru and until loan was forgiven

The following is a discussion of our current credit facilities.

Amended and Restated Program Agreement with Midtown Madison Management, LLC and Funds of Atalaya Capital Management (Opportunity Funding SPE II, LLC)

OppFi-LLC and Opportunity Funding SPE II, LLC, a wholly owned subsidiary of OppFi-LLC (“SPE II”), are parties to an Amended and Restated Program Agreement, originally entered into on August 1, 2017 (as amended to date, the “Program Agreement”), with Midtown Madison Management, LLC, as purchaser agent (“Purchaser Agent”) for funds of Atalaya Capital Management (“Program Purchasers”). Pursuant to the terms of the Program Agreement and related participation purchase and sale agreements, the Program Purchasers have agreed to purchase from SPE II up to $165.0 million of 97.5% participation interests in: (i) finance receivables directly originated by OppFi-LLC and acquired by SPE II and (ii) participation rights in the economic interests of finance receivables originated by OppFi-LLC’s bank partners on our platform and acquired by SPE II. Pursuant to the terms of the Program Agreement, the Program Purchasers earn a preferred return of 15% on the participation interests purchased and a performance fee after the preferred return has been satisfied.

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

Senior Secured Multi-Draw Term Loan Facility with Midtown Madison Management, LLC and Funds of Atalaya Capital Management

OppFi-LLC is party to that certain Senior Secured Multi-Draw Term Loan Facility with Midtown Madison Management, LLC as agent for Atalaya Special Opportunities Fund VII LP (together with the other affiliated funds that became lenders party thereto, the “Atalaya Lenders”), originally entered into on November 9, 2018 (as amended to date, the “Atalaya Term Loan Facility”). The Atalaya Term Loan Facility provides for maximum term loan commitments by the Atalaya Lenders of up to $50 million, substantially all of which has been drawn by OppFi-LLC.

The Atalaya Term Loan Facility bears interest at the one-month LIBOR rate plus 10%, subject to a LIBOR floor of 2.00%, payable monthly in arrears. The Atalaya Term Loan Facility provides that following the date of a public statement of the cessation of publication of all tenors of LIBOR (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the Atalaya Term Loan Facility with term SOFR (or another alternative rate if term SOFR is not able to be determined), with such adjustments to cause the new benchmark rate to be economically equivalent to LIBOR at the time of the LIBOR cessation.

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

Libor Rate Loans (as defined in the Ares SPE III Credit Agreement) bear interest at a floating rate that is the greater of (i) 2.00% and (ii) one-month LIBOR, plus 6.00% (subject to customary LIBOR replacement provisions), and Base Rate Loans (as defined in the Ares SPE III Credit Agreement) bear interest at the Base Rate (as defined in the Ares SPE III Credit Agreement), plus 6.00%. The Ares SPE III Credit Agreement provides that if LIBOR is no longer available, a broadly accepted comparable successor rate, including any adjustments thereto, will be applied in lieu of LIBOR in a manner consistent with market practice to maintain the then-current yield. Interest is payable monthly in arrears, and any amounts due under the Ares SPE III Credit Agreement may be prepaid voluntarily subsequent to its first anniversary upon notice to Ares, subject to the borrowing base limitations and other customary conditions and further subject in certain cases to prepayment premiums and minimum utilization penalties. Borrowings under the Ares SPE III Credit Agreement are subject to a borrowing base.

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

Borrowings under the BMO Credit Agreement bear interest at a floating rate that is the greater of (i) 0.50% and (ii) LIBOR plus 3.85%. Interest is payable monthly in arrears, and any amounts due under the BMO Credit Agreement may be prepaid voluntarily from time to time upon notice to BMO, subject to the borrowing base limitations and other customary conditions and generally without premium or penalty. Borrowings under the BMO Credit Agreement are subject to a borrowing base. The BMO Credit Agreement provides that following the date of a public statement of the cessation of publication of all tenors of LIBOR (subject to an early opt-in election), LIBOR shall be replaced as a benchmark rate in the BMO Credit Agreement with term SOFR (or another alternative rate if term SOFR is not able to be determined), with such adjustments to cause the new benchmark rate to be economically equivalent to LIBOR at the time of the LIBOR cessation.

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

Libor Rate Loans (as defined in the Atalaya Credit Agreement) bear interest at a floating rate that is the greater of (i) 2.25% and (ii) one-month LIBOR, plus 7.25%, and Base Rate Loans (as defined in the Atalaya Credit Agreement) bear interest at the Base Rate (as defined in the Atalaya Credit Agreement), plus 7.25%. Interest is payable monthly in arrears, and any amounts due under the Atalaya Credit Agreement may be prepaid voluntarily subsequent to its first anniversary upon notice to Atalaya, subject to the borrowing base limitations and other customary conditions and further subject in certain cases to prepayment premium and minimum utilization penalties. The Atalaya Credit Agreement provides that if LIBOR is no longer available, the administrative agent of the Atalaya Credit Agreement may select a comparable replacement index applied to similarly situated borrowers under similar credit facilities in good faith in its sole discretion upon written notice. Borrowings under the Atalaya Credit Agreement are subject to a borrowing base.

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

Libor Rate Loans (as defined in the Ares SPE VI Credit Agreement bear interest at a floating rate that is the greater of (i) 2.25% and (ii) one-month LIBOR, plus 7.25%, and Base Rate Loans (as defined in the Ares SPE VI Credit Agreement) bear interest at the Base Rate (as defined in the Ares SPE VI Credit Agreement), plus 7.25%. The Ares SPE VI Credit Agreement provides that if LIBOR is no longer available, a broadly accepted comparable successor rate, including any adjustments thereto, will be applied in lieu of LIBOR in a manner consistent with market practice to maintain the then-current yield. Interest is payable monthly in arrears, and any amounts due under the Ares SPE VI Credit Agreement may be prepaid voluntarily subsequent to its first anniversary upon notice to Ares, subject to the borrowing base limitations and other customary conditions and further subject in certain cases to prepayment premium and minimum utilization penalties. Borrowings under the Ares SPE VI Credit Agreement are subject to a borrowing base.

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

LIBOR Transition

In July 2017, the FCA, which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On December 31, 2021, IBA, the administrator of LIBOR, announced plans to cease publication for all USD LIBOR tenors (except the one- and two-week tenors, which ceased on December 31, 2021) on June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York have identified the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. Each of our credit facilities provides for the replacement of LIBOR as discussed above in “Financing Arrangements.” We do not expect the replacement of LIBOR to have any effect on our liquidity or the financial terms of our credit facilities

Off Balance Sheet Arrangements

In Texas and Ohio, OppFi-LLC previously arranged for consumers to obtain finance receivable products from independent third-party lenders as part of the Credit Access Business and Credit Service Organization programs (collectively, the “CSO Program”). For the consumer finance receivable products originated by the third-party lenders under the CSO Program, the lenders were responsible for providing the criteria by which the consumer's application was underwritten and, if approved, determining the amount of the finance receivable. When a consumer executed an agreement with OppFi-LLC under the CSO Program, OppFi-LLC agreed, for a fee payable to OppFi-LLC by the consumer, to provide certain services to the consumer, one of which was to guarantee the consumer's obligation to repay the finance receivable obtained by the consumer from the third-party lender if the consumer failed to do so.

On April 23, 2019, the Company discontinued the CSO Program in Ohio and no new finance receivables were originated through this program after that date. As of December 31, 2021, there were no finance receivables remaining under the CSO Program in Ohio.

On March 19, 2021, the Company discontinued the CSO Program in Texas. As of December 31, 2021, there were no finance receivables remaining under the CSO Program in Texas.

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

Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the OppFi’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing OppFi’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require OppFi to make difficult, subjective, or complex judgments about matters that are inherently uncertain.

–Valuation of installment finance receivables accounted for under the fair value option;
–Determination of the allowance for credit losses; and
–Valuation of the public and private warrants
Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Fair value is determined using different inputs and assumptions based upon the instrument being valued. Where observable market prices from transactions for identical assets or liabilities are not available, we identify market prices for similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, we look to other modeling techniques, which often incorporate unobservable inputs which are inherently subjective and require significant judgment. Fair value estimates requiring significant judgments are determined using various inputs developed by management with the appropriate skills, understanding and knowledge of the underlying asset or liability to ensure the development of fair value estimates is reasonable. In certain cases, our assessments, with respect to assumptions market participants would make, may be inherently difficult to determine, and the use of different assumptions could result in material changes to these fair value measurements.

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

The following describes the primary inputs to the discounted cash flow analyses that require significant judgement:

•Discount rate: The discount rate utilized in the discounted cash flow analyses reflects our estimate of the rate of return that a market participant would require when investing in financial instruments with similar risk and return characteristics.
•Servicing cost: The servicing cost percentage that is applied to portfolio’s expected cash flows reflects our estimate of the amount we would incur to service the underlying assets over the assets’ remaining lives. Servicing costs are derived from an internal analysis of our cost structure considering the characteristics of our installment finance receivables and have been benchmarked against observable information on comparable assets in the marketplace.
•Remaining life: Remaining life is the time weighted average of the estimated principal payments divided by the principal balance at the measurement date. The timing of estimated principal payments is impacted by scheduled amortization of loans, charge-offs, and prepayments.
•Default rate: The default rate reflects our estimate of principal payments that will not be repaid over the remaining life of an installment finance receivable. Charge-off expectations are developed using the historical performance of our installment finance receivable portfolio but also incorporate discretionary adjustments based on our expectations of future credit performance.
•Prepayment rate: The prepayment rate is the estimated percentage of principal payments that will occur earlier than contractually required over the remaining life of an installment finance receivable. Prepayments accelerate the timing of principal repayment and reduce interest payments. Prepayment rates in our discounted cash flow models are developed using historical results but may also incorporate discretionary adjustments based on our expectations of future performance.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305(e) of Regulation S-K, we are not required to provide this information.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OppFi Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of OppFi Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’/members’ equity and cash flows for each of the three years ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter
As discussed in Notes 2 and 4 to the financial statements, the Company adopted ASU 2016-13 effective January 1, 2021 and elected the fair value option to account for installment finance receivables in conjunction with its adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326).

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Raleigh, North Carolina
March 11, 2022

OppFi Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2021	2020
Assets
Cash(1)	$25,064	$25,601
Restricted cash(1)	37,298	20,056
Total cash and restricted cash	62,362	45,657
Finance receivables at fair value(1)	383,890	—
Finance receivables at amortized cost, net of allowance for credit losses of $803 and $55,031 as of December 31, 2021 and 2020, respectively, and unearned income of $286 as of December 31, 2021(1)	4,220	222,243
Debt issuance costs, net(1)	1,525	2,598
Property, equipment and software, net	14,643	10,558
Deferred tax asset	25,593	—
Other assets(1)	9,873	4,787
Total assets	$502,106	$285,843
Liabilities and Stockholders' Equity / Members' Equity
Liabilities:
Accounts payable(1)	$6,100	$1,380
Accrued expenses(1)	29,595	22,785
Reserve for repurchase liability	—	4,241
Secured borrowing payable(1)	22,443	16,025
Senior debt, net(1)	251,578	131,726
Warrant liabilities	11,240	—
Tax receivable agreement liability	23,272	—
Subordinated debt - related party	—	4,000
Other debt	—	6,354
Total liabilities	344,228	186,511
Commitments and contingencies (Note 15)
Stockholders' equity / members' equity:
Preferred units, no par value (0 and 41,102,500 units authorized, issued, and outstanding as of December 31, 2021 and 2020, respectively)	—	6,660
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of December 31, 2021)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 13,631,484 shares issued and outstanding as of December 31, 2021)	1	—
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of December 31, 2021)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 96,338,474 shares issued and outstanding as of December 31, 2021)	10	—
Additional paid-in capital	61,672	352
Accumulated (deficit) earnings	(70,723)	92,320
Total OppFi Inc.'s stockholders' equity / members' equity	(9,040)	99,332
Noncontrolling interest	166,918	—
Total stockholders' equity / members' equity	157,878	99,332
Total liabilities and stockholders' equity / members' equity	$502,106	$285,843

(1) Includes amounts in consolidated variable interest entities ("VIEs") presented separately in the table below.

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Balance Sheets - Continued
(in thousands)

The following table summarizes the consolidated assets and liabilities of VIEs, which are included in the Consolidated Balance Sheets. The assets below may only be used to settle obligations of VIEs and are in excess of those obligations.

	December 31,
	2021	2020
Assets of consolidated VIEs, included in total assets above
Cash	$46	$127
Restricted cash	25,780	12,350
Total cash and restricted cash	25,826	12,477
Finance receivables at fair value	379,512	—
Finance receivables at amortized cost, net of allowance for credit losses of $38,612 as of December 31, 2020	—	148,473
Debt issuance costs, net	1,525	2,576
Other assets	34	26
Total assets	$406,897	$163,552
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$25	$49
Accrued expenses	2,008	1,647
Secured borrowing payable	22,443	16,025
Senior debt, net	203,000	112,076
Total liabilities	$227,476	$129,797

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Interest and loan related income, net	$349,029	$290,225	$228,198
Other income	1,539	789	924
	350,568	291,014	229,122
Provision for credit losses on finance receivables	(929)	(81,619)	(99,389)
Provision for repurchase liability	—	(9,168)	(14,865)
Change in fair value of finance receivables	(85,960)	—	—
Net revenue	263,679	200,227	114,868
Expenses:
Salaries and employee benefits	65,049	44,196	23,680
Direct marketing costs	52,462	18,643	11,345
Interest expense and amortized debt issuance costs	24,119	20,667	21,876
Interest expense - related party	137	561	560
Professional fees	18,838	6,569	2,862
Depreciation and amortization	10,282	6,732	4,281
Technology costs	10,064	7,623	4,579
Payment processing fees	7,480	4,123	2,674
Occupancy	3,781	3,091	2,139
Management fees - related party	350	700	—
General, administrative and other	13,860	9,806	7,877
Total expenses	206,422	122,711	81,873
Income from operations	57,257	77,516	32,995
Other income:
Gain on forgiveness of Paycheck Protection Program loan	6,444	—	—
Change in fair value of warrant liability	26,405	—	—
Income before income taxes	90,106	77,516	32,995
Provision for income taxes	311	—	—
Net income	89,795	$77,516	$32,995
Less: net income attributable to noncontrolling interest	64,241
Net income attributable to OppFi Inc.	$25,554

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$1.93	$—	$—
Diluted	$1.93	$—	$—
Weighted average common shares outstanding:
Basic	13,218,119	—	—
Diluted	13,227,049	—	—

Pro forma:
Pro forma income tax expense (unaudited)		$2,304	$981
Pro forma net income (unaudited)		$75,212	$32,014

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity / Members’ Equity
(in thousands, except share data)

										Total
	Preferred Units		Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Noncontrolling	Stockholders' Equity /
	Units	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings (Deficit)	Interest	Members' Equity
Balance, December 31, 2018	41,102,500	$6,660	—	$—	—	$—	$141	$7,069	$—	$13,870
Profit interest compensation	—	—	—	—	—	—	67	—	—	67
Member distributions	—	—	—	—	—	—	—	(9,485)	—	(9,485)
Net income	—	—	—	—	—	—	—	32,995	—	32,995
Balance, December 31, 2019	41,102,500	6,660	—	—	—	—	208	30,579	—	37,447
Profit interest compensation	—	—	—	—	—	—	144	—	—	144
Member distributions	—	—	—	—	—	—	—	(15,775)	—	(15,775)
Net income	—	—	—	—	—	—	—	77,516	—	77,516
Balance, December 31, 2020	41,102,500	6,660	—	—	—	—	352	92,320	—	99,332
Effects of adopting fair value option	—	—	—	—	—	—	—	69,435	—	69,435
Net income before transaction	—	—	—	—	—	—	—	44,970	—	44,970
Profit interest compensation	—	—	—	—	—	—	229	—	—	229
Member contribution	—	200	—	—	—	—	—	—	—	200
Member distributions	—	—	—	—	—	—	—	(50,241)	(783)	(51,024)
Warrant units exercised	486,852	—	486,852	—	(486,852)	—	5,517	—	—	5,517
Reverse recapitalization	(41,589,352)	(6,860)	12,977,690	1	96,987,093	10	52,830	(252,791)	148,693	(58,117)
Exchange of Class V shares	—	—	161,767	—	(161,767)	—	233	30	(263)	—
Vesting of restricted stock units	—	—	5,175	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	2,511	—	—	2,511
Net income after transaction	—	—	—	—	—	—	—	25,554	19,271	44,825
Balance, December 31, 2021	—	$—	13,631,484	$1	96,338,474	$10	$61,672	$(70,723)	$166,918	$157,878

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$89,795	$77,516	$32,995
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	85,960	—	—
Provision for credit losses on finance receivables	929	81,619	99,389
Provision for repurchase liability	—	9,168	14,865
Depreciation and amortization	10,282	6,732	4,281
Debt issuance cost amortization	2,310	1,945	1,785
Profit interest and stock-based compensation expense	3,012	144	66
Loss on disposition of equipment	6	—	—
Deferred income taxes	(544)	—	—
Loss on tax receivable agreement liability	296	—	—
Change in fair value of warrant units	4,208	—	—
Change in fair value of warrant liabilities	(26,405)	—	—
Gain on forgiveness of Paycheck Protection Program loan	(6,444)	—	—
Changes in assets and liabilities:
Unamortized loan origination costs	—	4,947	(8,273)
Accrued interest and fees receivable	(2,751)	5,892	(5,057)
Other assets	(4,969)	291	(1,809)
Accounts payable	3,437	(3,370)	1,144
Accrued expenses	8,224	7,228	9,533
Net cash provided by operating activities	167,346	192,112	148,919

Cash flows from investing activities:
Finance receivables originated and acquired	(587,639)	(473,403)	(476,315)
Finance receivables repayments and recoveries	402,542	395,716	283,677
Net repurchases from third-party lender	—	(9,905)	(14,870)
Purchases of equipment and capitalized technology	(14,373)	(10,720)	(6,642)
Net cash used in investing activities	(199,470)	(98,312)	(214,150)

Cash flows from financing activities:
Member distributions	(51,024)	(15,776)	(9,485)
Member contributions	200	—	—
Payments to Opportunity Financial, LLC unit holders	(91,646)	—	—
Cash received in reverse capitalization	91,857	—	—
Payment of capitalized transaction costs	(21,591)	—	—
Net advances (payments) of secured borrowing payable	6,418	(1,383)	8,328
Net advances (payments) of senior debt	120,943	(70,944)	81,479
Payment of subordinated debt - related party	(4,000)	—	—
Proceeds from other debt	—	6,354	—
Payment for debt issuance costs	(2,328)	(2,373)	(2,311)
Net cash provided by (used in) financing activities	48,829	(84,122)	78,011

Net increase in cash and restricted cash	16,705	9,678	12,780

Cash and restricted cash
Beginning	45,657	35,979	23,199
Ending	$62,362	$45,657	$35,979

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$22,041	$19,973	$19,687

Non-cash change from adopting the fair value option on finance receivables	$69,435	$—	$—

Non-cash investing and financing activities:
Warrant liabilities recognized in the reverse recapitalization	$37,645	$—	$—
Additional paid-in capital recognized in the reverse capitalization	$78,468	$—	$—
Conversion of warrant unit liability to additional paid-in capital	$5,517	$—	$—
Forgiveness of Paycheck Protection Program loan	$6,444	$—	$—

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Operations

OppFi Inc. (“OppFi”), formerly FG New America Acquisition Corp. (“FGNA”), collectively with its wholly-owned subsidiaries (“Company”), is a leading mission-driven financial technology platform that powers banks to offer accessible lending products to everyday consumers through its proprietary technology and artificial intelligence and a top-rated experience. OppFi’s platform facilitates credit access products primarily through its installment loan product, OppLoans. OppFi’s credit access products also include its payroll deduction secured installment loan product, SalaryTap, and credit card product, OppFi Card.

On July 20, 2021 (“Closing Date”), the Company completed a business combination pursuant to the Business Combination Agreement (“Business Combination Agreement”), dated as of February 9, 2021, by and among Opportunity Financial, LLC (“OppFi-LLC”), a Delaware limited liability company, OppFi Shares, LLC (“OFS”), a Delaware limited liability company, and Todd Schwartz (“Members’ Representative”), in his capacity as the representative of the members of OppFi-LLC (“Members”) immediately prior to the closing (“Closing”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination.” At the Closing, FGNA changed its name to “OppFi Inc.” OppFi’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and redeemable warrants exercisable for Class A Common Stock (“Public Warrants”) are listed on the New York Stock Exchange (“NYSE”) under the symbols “OPFI” and “OPFI WS,” respectively.

Following the Closing, the Company is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of December 31, 2021, OppFi owned approximately 12.4% of the OppFi Units and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of OppFi and OppFi-LLC with its wholly-owned subsidiaries: Opportunity Funding SPE II, LLC, Opportunity Funding SPE III, LLC, Opportunity Funding SPE IV, LLC, Opportunity Funding SPE V, LLC, Opportunity Funding SPE VI, LLC, Opportunity Funding SPE VII, LLC, Opportunity Funding SPE VIII, LLC, OppWin, LLC, Opportunity Manager, LLC, Opportunity Financial Card Company, LLC, OppWin Card, LLC, SalaryTap, LLC, OppWin SalaryTap, LLC and SalaryTap Funding SPE, LLC.
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

In 2018, OppFi-LLC entered into a credit agreement with Ares Agent Services L.P., which required OppFi-LLC to create a bankruptcy protected entity named Opportunity Funding SPE III, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, Opportunity Funding SPE III, LLC uses the proceeds from the credit facility to acquire receivables from OppFi-LLC and OppWin, LLC, and the lender receives first priority lien on all of the entity’s assets. OppFi-LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. This transaction is accounted for as senior debt in which this bankruptcy protected entity holds all assets on its balance sheet, which collateralize the debt.

In 2019, OppFi-LLC entered into a credit agreement with BMO Harris Bank N.A, an unrelated third party, which required OppFi-LLC to create a bankruptcy protected entity named Opportunity Funding SPE IV, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, Opportunity Funding SPE IV, LLC uses the proceeds from the credit facility to acquire receivables from OppFi-LLC and OppWin, LLC, and the lender receives first priority lien on all of the entity’s assets. OppFi-LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. This transaction is accounted for as senior debt in which this bankruptcy protected entity holds all assets on its balance sheet, which collateralize the debt. OppFi-LLC provides a financial guaranty in connection with this credit agreement.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On September 30, 2021, the credit agreement with BMO Harris Bank N.A. was amended to require OppFi-LLC to create a bankruptcy protected entity named SalaryTap Funding SPE, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, as amended, SalaryTap Funding SPE, LLC uses the proceeds from the existing credit facility to acquire receivables from SalaryTap, LLC and OppWin SalaryTap, LLC, and the lender receives first priority lien on all of the entity’s assets. SalaryTap, LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. This transaction is accounted for as senior debt in which this bankruptcy protected entity holds all assets on its balance sheet, which collateralize the debt.

In 2019, OppFi-LLC entered into a credit agreement with Midtown Madison Management LLC which required OppFi-LLC to create a bankruptcy protected entity named Opportunity Funding SPE V, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, Opportunity Funding SPE V, LLC uses the proceeds from the credit facility to acquire receivables from OppFi-LLC and OppWin, LLC, andh the lender receives first priority lien on all of the entity’s assets. OppFi-LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. This transaction is accounted for as senior debt in which this bankruptcy protected entity holds all assets on its balance sheet, which collateralize the debt.

On October 13, 2021, the credit agreement with Midtown Madison Management, LLC was amended to add Opportunity Funding SPE VII, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary, as an additional borrower. Under the terms of the agreement, as amended, Opportunity Funding SPE VII, LLC uses the proceeds from the existing credit facility to acquire receivables from Opportunity Financial Card Company, LLC and OppWin Card, LLC, and the lender receives first priority lien on all of the entity’s assets. OppFi-LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement.

In 2019, OppFi-LLC entered into a credit agreement with Ares Agent Services, L.P., an unrelated third party, which required OppFi-LLC to create a bankruptcy protected entity named Opportunity Funding SPE VI, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, Opportunity Funding SPE VI, LLC uses the proceeds from the credit facility to acquire receivables from OppFi-LLC and OppWin, LLC, and the lender receives first priority lien on all of the entity’s assets. OppFi-LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. This transaction is accounted for as senior debt in which this bankruptcy protected entity holds all assets on its balance sheet, which collateralize the debt.

OppFi-LLC has entered into bank partnership arrangements with certain Utah-chartered banks (“Banks”) insured by the FDIC. Under the terms and conditions of the agreement, the Banks originate finance receivables based on criteria provided by OppFi-LLC. After an initial holding period, OppFi-LLC has committed to acquire the participation rights to the finance receivables originated by the Banks. To facilitate these relationships, OppFi-LLC formed OppWin, LLC, a Delaware Limited Liability Company and a wholly-owned subsidiary of OppFi-LLC; OppWin SalaryTap, LLC, a Delaware Limited Liability Company and a wholly-owned subsidiary of OppFi-LLC; and OppWin Card, LLC, a Delaware Limited Liability Company and a wholly-owned subsidiary of OppFi-LLC.

OppWin, LLC acquires the participation rights in the economic interest in installment finance receivables originated by the Banks. Subsequently, OppWin, LLC sells these rights to Opportunity Funding SPE II, LLC, Opportunity Funding SPE III, LLC, Opportunity Funding SPE IV, LLC, Opportunity Funding SPE V, LLC, and Opportunity Funding SPE VI, LLC, which in turn, pledge the participation rights to their respective lenders.

OppWin SalaryTap, LLC acquires the participation rights in the economic interest in the SalaryTap finance receivables originated by the Banks. Subsequently, OppWin SalaryTap, LLC sells these rights to SalaryTap Funding SPE, LLC, which in turn, pledges the participation rights to its respective lenders.

OppWin Card, LLC acquires the participation rights in the economic interest in the OppFi Card finance receivables originated by the Banks. Subsequently, OppWin Card, LLC sells these rights to Opportunity Funding SPE VII, LLC, which in turn, pledges the participation rights to its respective lenders.

The Company accounts for the participation rights as finance receivables. As part of these bank partnership arrangements, the Banks have the ability to retain a percentage of the finance receivables they have originated. OppFi-LLC’s economic interest and acquired participation rights are reduced by the percentage retained by the Banks.

In 2019, OppFi-LLC ceased the origination of unsecured lines of credit. As of December 31, 2021 and 2020, OppFi-LLC did not have any outstanding finance receivables relating to lines of credit.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of OppFi Inc. and OppFi-LLC with its wholly-owned subsidiaries (collectively, the “OppFi Subsidiaries”) as of December 31, 2021. In the opinion of the

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Company’s management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented.

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

Income recognition: The Company recognizes finance charges on installment, SalaryTap, and lines of credit contracts based on the interest method. Under this method, interest is earned over the lives of the installment, SalaryTap, and lines of credit finance receivables to produce constant rates of interest (yields). Fees for returned payments approximate the cost of services provided and are recognized as incurred, assuming collectability is reasonably assured.

For OppFi Card finance receivables, interest is earned as it becomes due and is charged to cardholder accounts. Card-related fees, with the exception of the annual fee, are recognized as incurred. Annual fee revenue is amortized straight-line over the course of 12 months.

The Company discontinues and reverses the accrual of interest income on installment and SalaryTap finance receivables at the earlier of 60 days past due based on a recency basis or 90 days past due based on a contractual basis. The Company discontinued and reversed the accrual of interest income on lines of credit finance receivables at 60 days past due based on a recency basis. The accrual of income is not resumed until the account is current on a recency or contractual basis, at which time management considers collectability to be probable.

Cash: The Company classifies all cash accounts which are not subject to withdrawal restrictions or penalties as cash. All cash accounts are held in financially insured institutions, which may at times exceed federally insured limits. The Company has not experienced losses in such accounts. Management believes the Company’s exposure to credit risk is minimal for these accounts.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

On April 23, 2019, the Company discontinued the CSO Program in Ohio, and no new finance receivables were originated through this program after that date. As of December 31, 2021 and 2020, there were no finance receivables remaining under the CSO Program in Ohio.

On March 19, 2021, the Company discontinued the CSO Program in Texas. As of December 31, 2021, there were no finance receivables remaining under the CSO Program in Texas. As of December 31, 2020, finance receivables remaining under the CSO Program in Texas totaled $19.7 million.

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

Under the terms of the CSO Program, the Company was required to maintain a restricted cash balance equal to the guaranty, which was determined and settled on a weekly basis. On a daily basis, a receivable and/or payable was recorded to recognize the outstanding settlement balance. As of December 31, 2021, there were no restricted cash balance held in a federally insured bank account related to the CSO Program. As of December 31, 2020, the restricted cash balance held in a federally insured bank account related to the CSO Program was $3.1 million. As of December 31, 2021, there was no outstanding settlement balance related to the CSO Program. As of December 31, 2020, there was a payable balance of $0.8 million, related to settlement which was included in accrued expenses on the consolidated balance sheets.

Participation rights purchase obligations: OppFi-LLC has entered into bank partnership arrangements with certain Banks insured by the FDIC. Under the terms and conditions of the bank partnership agreements, the Banks originate finance receivables based on criteria provided by OppFi-LLC. The issuing Bank earns interest during an initial hold period and owns the economic interest in the finance receivables. After the initial holding period, OppFi-LLC is committed to acquire participation rights in the economic interest in the finance receivables originated by the Banks, net of bank partnership retention, plus accrued interest (“Participation Rights”). OppFi-LLC also provides certain services for these receivables in its capacity of sub-servicer pursuant to the terms of the servicing agreement between the Bank and OppFi-LLC. To facilitate these relationships, OppFi-LLC formed OppWin, LLC, OppWin SalaryTap, LLC, and OppWin Card, LLC, which acquire the Participation Rights and sell these rights to certain of the other OppFi Subsidiaries, which in turn, pledge the Participation Rights to their respective lenders. The Company accounts for the Participation Rights as a finance receivable. As part of these bank partnership arrangements, the Banks have the ability to retain a percentage of the finance receivables they have originated, and OppFi-LLC’s Participation Rights are reduced by the percentage of the finance receivables retained by the Banks.

For the years ended December 31, 2021 and 2020, finance receivables originated through the bank partnership arrangements totaled 89% and 62%, respectively. As of December 31, 2021 and 2020, the unpaid principal balance of finance receivables outstanding for purchase was $9.5 million and $3.3 million, respectively.

Finance receivables: Prior to January 1, 2021, finance receivables, which management has the intent and ability to hold for the foreseeable future or until maturity or payoff, were reported based on outstanding unpaid principal balance net of accrued interest and fees, unamortized loan origination costs and the allowance for credit losses.

On January 1, 2021, the Company elected the fair value option on its installment finance receivables upon adoption of ASU 2016-13. Accordingly, the related finance receivables are carried at fair value in the consolidated balance sheets and the

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

changes in fair value are included in the consolidated statements of operations. To derive the fair value, the Company generally utilizes discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Accrued interest and fees are included in “Finance receivables at fair value” in the consolidated balance sheets. Interest income is included in “Interest and loan related income, net” in the consolidated statements of operations.

The Company did not elect the fair value option on its SalaryTap and OppFi Card finance receivables as these products launched in November 2020 and August 2021, respectively, and inputs for fair value are not yet determined. Accordingly, the related finance receivables are carried at amortized cost, net of allowance for credit losses and unearned fees.

Loan origination costs: Direct costs incurred for the origination of finance receivables are deferred and amortized over the average life of the customer using the straight-line method. Prior to the election of the fair value option of its installment loans, direct costs incurred for the origination of these finance receivables included underwriting fees, employee salaries and benefits directly related to the origination of the loan and program fees. Loan origination costs also included direct costs incurred for directly acquiring a customer; these costs were deferred and amortized over the average life of the customer using the straight-line method. With the election of the fair value option, loan origination costs related to the origination of installment finance receivables recognized at fair value are expensed when incurred.

Allowance for credit losses on finance receivables: Prior to the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2021, the Company used a static pool methodology for determining the adequacy of the allowance for credit losses on all finance receivables. Under the static pool methodology, a provision for credit losses on finance receivables was recorded when the allowance for credit losses was determined to be insufficient to absorb estimated losses. Such provisions were charged to income in amounts sufficient to maintain the allowance for losses on finance receivables at an adequate level. The allowance was an amount that management believed would be adequate to absorb estimated losses on existing finance receivables based on an evaluation of the collectability of the finance receivables and prior loss experience. This evaluation also took into consideration such factors as changes in the nature and volume of the finance receivable portfolio, overall portfolio quality and current economic conditions that may affect the borrower's ability to pay. While management used the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in any of the factors.

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

Effective January 1, 2021, the Company adopted ASU 2016-13. The amendments in ASU 2016-13 replaced the Company’s incurred loss impairment methodology with the current expected credit losses (“CECL”) methodology. Under the CECL methodology, the Company determines the allowance for credit losses and records a provision for credit losses considering all anticipated credit losses over the remaining expected life of its SalaryTap and OppFi Card finance receivables. The Company uses competitive research and considers qualitative factors, such as changes to regulatory requirements, general economic conditions and other events impacting the credit quality of the portfolio for determining the anticipated credit loses of its SalaryTap and OppFi Card finance receivables. The Company will continue to leverage competitive research until sufficient Company performance data exists. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in any of the factors.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Troubled debt restructurings: As the terms of the receivables are typically not renegotiated and settlement offers are not typically made until after a receivable stops accruing interest income (up to 60 days delinquent), the only receivables considered to be impaired, or troubled debt restructurings, are: 1) those receivables where a settlement offer is made after receivables cease accruing interest, which may result in a modification of contractual terms, 2) the Company has received notification that a borrower is working with a third party to settle debt on his/her behalf and 3) customers who have entered into the Company’s short-term or long-term hardship programs. As of December 31, 2021 and December 31, 2020, management determined the balance of troubled debt restructuring receivables to be immaterial to the consolidated financial statements as a whole. As such, substantially all disclosures relating to impaired finance receivables, and troubled debt restructuring, have been omitted from these consolidated financial statements.

Property and equipment: Furniture, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of furniture, equipment, and leasehold improvements are computed under both straight-line and accelerated methods for financial reporting and income tax purposes, based on the estimated useful lives of the assets which range from three to five years. Leasehold improvements are amortized over the shorter of the useful life of the assets or the term of the lease.

Capitalized technology: Software development costs related to internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage that meet the criteria for capitalization are capitalized and amortized, when the software is ready for its intended use, using the straight-line basis, over the estimated useful life of the software, which is generally two years. The Company capitalized software costs associated with application development totaling $13.7 million and $9.0 million for the years ended December 31, 2021 and 2020, respectively. Amortization expense, which is included in depreciation and amortization on the consolidated statements of operations, totaled $9.3 million, $6.0 million, and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Stock-based compensation: The Company established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of restricted stock unit awards, incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards, performance units, performance shares, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. The Company measures stock-based compensation expense based on the fair value of awards as determined on the date of the grant. The Company recognizes stock-based compensation expense over the requisite service period. The Company accounts for forfeitures when they occur. The Company uses a Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the estimated fair value of stock options. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of stock options. The fair value of restricted stock units and performance stock units is estimated using the market price of the Company’s Class A Common Stock on the date of grant.

Earnings per share: The Company calculates basic and diluted earnings per share attributable to common stockholders required for companies with participating securities. Basic earnings per share available to common stockholders is calculated by dividing the net income attributable to OppFi by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share available to common stockholders is computed by giving effect of potentially dilutive common stock equivalents outstanding during the period using the treasury stock method. In periods in which the Company reports a net loss available attributable to OppFi, diluted earnings per share available to common stockholders would be the same as basic earnings per share available to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Warrants: Public Warrants, $11.50 Exercise Price Warrants, $15 Exercise Price Warrants, Private Placement Warrants and Underwriter Warrants do not meet the criteria for equity treatment, due to a provision in the warrant agreement governing such warrants (“Warrant Agreement”) related to certain tender or exchange offer provisions, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Public Warrants are valued at market price based on a quoted price in an active market. The Company utilizes a Monte Carlo simulation model to value the

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

outstanding private placement warrants (“Private Placement Warrants”) issued in connection with FGNA’s initial public offering (“IPO”) at each reporting period.

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

The Company records obligations under the TRA at the gross undiscounted amount of the expected future payments as an increase to liabilities and the realizable deferred tax asset with an offset to additional paid-in capital.

As of December 31, 2021, the Company’s liability related to its expected obligations under the TRA was $23.3 million with a corresponding deferred tax asset of $5.6 million. The remaining $17.7 million was recorded to additional paid-in capital.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

amount of tax refundable is reduced) for an unrecognized tax benefit because it represents a potential future obligation to the taxing authority for a tax position that was not recognized. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable and are recognized as general and administrative expenses.

Government regulation: The Company is subject to complex regulation, supervision and licensing under various federal, state, local statutes, ordinances, regulations, rules and guidance. The Company must comply with federal laws as well as regulations adopted to implement those laws. In July 2010, the U.S. Congress passed the Dodd-Frank Act, and Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which regulates U.S. consumer financial products and services, including consumer loans offered by the Company. The CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products and services, including explicit supervisory authority to examine and require registration of such providers.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 87.6% of the economic ownership percentage of OppFi-LLC as of December 31, 2021. In accordance with the provisions of ASC 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the consolidated statements of operations.

Fair value disclosure: ASC 820, Fair Value Measurement, established a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.

ASC 820 provides a framework for measuring fair value under generally accepted accounting principles. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the nature of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

Accounting pronouncements issued and adopted: In September 2016, the FASB issued ASU 2016-13. The amendments in ASU 2016‑13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In April 2019 and November 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, respectively, which provide subsequent amendments to the initial guidance in ASU 2016‑13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which provides entities that have certain instruments within the scope of ASC 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

irrevocably elect the fair value option in ASC 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13.

The Company adopted ASU 2016-13 under the modified-retrospective method effective January 1, 2021 and elected the fair value option to account for installment finance receivables. The Company believes that the fair value option better reflects the value of its portfolio and its future economic performance as well as more closely aligns with the Company’s marginal decision-making processes that rely on risk based pricing and discounted cash flow methodologies. In accordance with the transition guidance, the Company (i) released the allowance for estimated losses on installment finance receivables at that date; (ii) released the unamortized net deferred origination costs at that date; (iii) released the reserve for repurchase liability on third-party lender losses; and (iv) measured the installment finance receivables at fair value. As a result of the adoption of this ASU, the Company’s finance receivables are carried at fair value with changes in fair value recognized directly in earnings and origination fees and costs are no longer eligible for deferral.

The following table summarizes the impact of adoption on the consolidated balance sheet as of January 1, 2021, as adjusted (in thousands):

Fair value adjustment to finance receivables	$23,584
Allowance for credit losses	55,031
Unamortized loan origination costs	(13,421)
Reserve for repurchase liability	4,241
Increase in retained earnings	$69,435

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which broadens the scope of existing guidance applicable to internal-use software development costs. The update requires costs to be capitalized or expensed based on the nature of the costs and the project stage in which they are incurred subject to amortization and impairment guidance consistent with existing internal-use software development cost guidance. The guidance is effective for annual reporting periods beginning after December 31, 2020, with early adoption permitted. The Company adopted ASU 2018-15 effective January 1, 2021. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of ASC 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The guidance is effective for annual reporting periods beginning after December 15, 2020 and early adoption is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective, or prospective basis. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Accounting pronouncements issued and not yet adopted: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and issued certain transitional guidance and subsequent amendments between January 2018 and February 2020 within ASU No. 2017-13, ASU No. 2018-01, ASU No. 2018-10, ASU No. 2018-11, ASU No. 2018-20, ASU No. 2019-01, ASU No. 2019-10, ASU No. 2020-02, and ASU No. 2020-05 (collectively, “Topic 842”). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Per ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued June 2020, Topic 842, as amended, is effective for private companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As permitted for emerging growth companies, the Company will adopt Topic 842 under the private company transition guidance, which is effective for the Company beginning January 1, 2022. The Company will utilize the effective date method, whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, the Company will elect the package of practical expedients permitted under the transition guidance which, among other things, permits companies to not reassess prior conclusions on lease identification, lease classification, and initial direct costs. The Company will also elect the practical expedient which permits the Company to combine lease and non-lease components and to exclude short-term leases, defined as having an initial term of twelve months or less, from the consolidated balance sheets.

Adoption of the new standard is expected to result in recording a right-of-use asset and lease liability related to the Company’s operating lease of its corporate headquarters totaling approximately $15.5 million and $18.0 million, respectively, on the Company’s consolidated balance sheet as of January 1, 2022. A decrease to deferred rent totaling approximately $2.5 million, which would previously be included in accrued expenses on the consolidated balance sheet, will offset the right-of-use asset. The standard will not materially affect the Company's consolidated statements of operations or cash flows.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The aggregate value of the consideration paid to the Members in the Business Combination was approximately $806.5 million, after giving effect to the estimated purchase price adjustments as set forth in the Business Combination Agreement, consisting of: (i) cash consideration in the amount of $91.6 million (“Cash Consideration”), equal to the cash remaining in FGNA’s trust account as of immediately prior to the Closing and (ii) 96,987,093 shares of Class V Voting Stock.

Immediately after giving effect to the Business Combination, there were 12,977,690 issued and outstanding shares of Class A Common Stock (giving effect to shares redeemed in connection with the Business Combination and 3,443,750 shares of Class A Common Stock issued upon the conversion of the Class B Common Stock). Shortly after, and as a result of the Business Combination, a lender converted its OppFi Units, resulting in an additional 486,852 shares of Class A Common Stock issued and outstanding for a total of 13,464,542 shares of Class A Common Stock issued and outstanding. On the business day following the Closing, FGNA’s public units automatically separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security and were delisted from the NYSE.

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

In connection with the Business Combination, the Company incurred direct and incremental costs of approximately $30.6 million, consisting primarily of investment banking, legal, accounting and other professional fees. Of these costs, $21.6 million were recorded as a reduction of additional paid-in capital in the accompanying consolidated balance sheets, $0.8 million were recorded as a prepaid expense and included in other assets in the accompanying consolidated balance sheets, and $8.2 million were expensed as professional fees in the accompanying consolidated statements of operations.

As a result of the Business Combination, OppFi organized as a C corporation, owns an equity interest in OppFi-LLC in what is commonly referred to as an “Up-C” structure. OppFi-LLC is treated as a partnership for U.S. federal and state income tax purposes. Accordingly, for U.S. federal and state income tax purposes, all income, losses, and other tax attributes pass through

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

to the members’ income tax returns, and no U.S. federal and state and local provision for income taxes has been recorded for these entities in the consolidated financial statements.

As a result of the Up-C structure, noncontrolling interests are held by the Members who retained 88.2% of the economic ownership percentage of OppFi-LLC as of the Closing. The Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets.

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

The Company recorded a net deferred tax asset of $24.3 million for the difference between the book value and tax basis of the Company’s investment in OppFi-LLC at the time of the Business Combination. The Company has assessed the realizability of their deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all the deferred tax assets will be realized.

Note 4. Finance Receivables

Finance receivables at fair value: The components of installment finance receivables at fair value as of December 31, 2021 were as follows (in thousands):

Unpaid principal balance of finance receivables - accrual	$307,059
Unpaid principal balance of finance receivables - non-accrual	25,185
Unpaid principal balance of finance receivables	$332,244

Finance receivables at fair value - accrual	$369,576
Finance receivables at fair value - non-accrual	3,677
Finance receivables at fair value, excluding accrued interest and fees receivable	373,253
Accrued interest and fees receivable	10,637
Finance receivables at fair value	$383,890

Difference between unpaid principal balance and fair value	$41,009

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finances receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of December 31, 2021, the aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due was $10.5 million and $1.5 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Changes in the fair value of installment finance receivables at fair value for the year ended December 31, 2021 were as follows (in thousands):

Balance at the beginning of the period	$289,166
Originations of principal	581,412
Repayments of principal and recoveries	(401,638)
Accrued interest and fees receivable	2,727
Charge-offs, net (1)	(103,385)
Adjustment to fair value	(1,817)
Net change in fair value (1)	17,425
Balance at the end of the period	$383,890

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

The components of finance receivables carried at amortized cost were as follows (in thousands):

	December 31,
	2021	2020
Finance receivables	$5,285	$255,943
Accrued interest and fees	24	7,910
Unearned annual fee income	(286)	—
Unamortized loan origination costs	—	13,421
Allowance for credit losses	(803)	(55,031)
Finance receivables at amortized cost, net	$4,220	$222,243

Changes in the allowance for credit losses on finance receivables for the years ended December 31 were as follows (in thousands):

	2021	2020	2019
Beginning balance	$55,031	$53,146	$27,117
Effects of adopting fair value option	(55,031)	—	—
Provisions for credit losses on finance receivables	929	81,619	99,389
Finance receivables charged off	(126)	(90,174)	(78,882)
Recoveries of charge offs	—	10,440	5,522
Ending balance	$803	$55,031	$53,146

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Changes in the reserve for repurchase liability for third-party lender losses were as follows for the years ended December 31 (in thousands):

	2021	2020	2019
Beginning balance	$4,241	$4,978	$4,983
Effects of adopting fair value option	(4,241)	—	—
Provision for repurchase liabilities	—	9,168	14,865
Finance receivables charged off	—	(10,755)	(15,581)
Recoveries of charge offs	—	850	711
Ending balance	$—	$4,241	$4,978

The Company released the reserve for repurchase liability for third-party lender losses on January 1, 2021 upon election of the fair value option for its installment finance receivables. As such, there was no reserve for repurchase liability for third-party losses as of January 1, 2021 and thereafter.

The following is an assessment of the credit quality of finance receivables at amortized cost and presents the recency and contractual delinquency of the finance receivable portfolio as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Recency delinquency	Contractual delinquency	Recency delinquency	Contractual delinquency
Current	$5,016	$4,993	$240,623	$220,438
Delinquency
30-59 days	152	171	7,760	12,574
60-89 days	102	104	7,560	9,852
90+ days	15	17	—	13,079
Total delinquency	269	292	15,320	35,505
Finance receivables	$5,285	$5,285	$255,943	$255,943

In accordance with the Company’s income recognition policy, finance receivables in non-accrual status as of December 31, 2021 and 2020 was $0.1 million and $19.3 million, respectively. There were no finance receivables guaranteed by the Company under the CSO Program which were greater than 90 days past due as of December 31, 2021 and 2020, which had not already been repurchased by the Company and included in the totals above.

Note 5. Property, Equipment and Software, Net

Property, equipment and software consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Capitalized technology	$34,586	$20,908
Furniture, fixtures and equipment	3,792	3,228
Leasehold improvements	979	862
Total property, equipment and software	39,357	24,998
Less accumulated depreciation and amortization	(24,714)	(14,440)
Property, equipment and software, net	$14,643	$10,558

Depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 was $10.3 million, $6.7 million and $4.3 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued payroll and benefits	$11,779	$9,987
Accrual for services rendered and goods purchased	10,631	5,478
Deferred rent	2,513	2,128
Other	4,672	5,192
Total	$29,595	$22,785
Note 7.    Borrowings

The following is a summary of the Company’s borrowings (in thousands):

Purpose	Borrower	Borrowing Capacity	December 31, 2021	December 31, 2020	Interest Rate as of December 31, 2021, Except as Noted		Maturity Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$38,500	$22,443	$16,025	15.00%		—	(1)

Senior debt
Revolving line of credit	OppFi-LLC	$—	$—	$5,000	LIBOR plus 2.50%	(2)	February 2022
Revolving line of credit	Opportunity Funding SPE III, LLC	175,000	119,000	59,200	LIBOR plus 6.00%		January 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC	75,000	45,900	24,222	LIBOR plus 7.25%		April 2024
Revolving line of credit	Opportunity Funding SPE VI, LLC	50,000	30,600	16,148	LIBOR plus 7.25%		April 2023
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	45,000	7,500	12,506	LIBOR plus 3.85%		February 2024
Total revolving lines of credit		345,000	203,000	117,076

Term loan, net	OppFi-LLC	50,000	48,578	14,650	LIBOR plus 10.00%		March 2025
Total senior debt		$395,000	$251,578	$131,726

Subordinated debt - related party	OppFi-LLC	$—	$—	$4,000	14.00%	(2)	December 2023

Other debt	OppFi-LLC	$—	$—	$6,354	1.00%	(3)	April 2022

(1)	Maturity date extended indefinitely until borrowing capacity is depleted
(2)	Interest rate as of December 31, 2020 and for the subsequent period until borrowings were repaid in March 2021
(3)	Interest rate as of December 31, 2020 and for the subsequent period until loan was forgiven in September 2021

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

During 2018, the preferred return agreement was amended. Opportunity Funding SPE II, LLC sells a 97.5% interest of certain unsecured finance receivables to the unrelated third party. Per the revised agreement, the unrelated third party earns a preferred

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

return of 15% and a performance fee after the preferred return has been satisfied. The initial agreement expired August 1, 2018 and was then extended for one year. The agreement provides for two consecutive options to renew the purchase period for eighteen months. The unrelated third party exercised the first option, which provides a $65.0 million purchase commitment by the unrelated third party. After satisfaction of the purchase commitment, the agreement provides for a third option for an additional $100.0 million purchase commitment.

In May 2020, the preferred return agreement was amended. Midtown Madison Management LLC exercised the option, which provided an additional $100.0 million purchase commitment, resulting in a total $165.0 million purchase commitment by the unrelated third party. Prior to the expiration of the second option in December 2021, Midtown Madison Management LLC extended the purchase period indefinitely to the time at which Opportunity Funding SPE II, LLC purchases equal or exceed the purchase commitment. As of December 31, 2021 and 2020, $148.9 million and $79.8 million of finance receivables have been purchased with an active secured borrowing balance of $22.4 million and $16.0 million, respectively.

Interest expense related to secured borrowings was $2.7 million, $2.3 million, and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company has capitalized $0.2 million in debt issuance costs related to secured borrowings. Amortized debt issuance costs related to secured borrowings were $29 thousand, $0.1 million, and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there were no unamortized debt issuance costs related to secured borrowings. As of December 31, 2020, the remaining balance of unamortized debt issuance costs related to secured borrowings was $29 thousand.

Senior debt: On August 13, 2018, OppFi-LLC entered into a corporate credit agreement with BMO Harris Bank N.A., which provided a maximum available amount of $10.0 million. Interest was payable monthly. The facility was secured by OppFi-LLC’s assets and certain brokerage assets made available by the Schwartz Capital Group (SCG), a related party. The agreement was subject to various financial covenants. On August 6, 2020, the corporate credit agreement was amended, and the maturity date was extended to February 2022.

On March 23, 2021, the borrowings under this revolving credit agreement were paid in full. Subsequent to repayment, OppFi-LLC terminated the revolving credit agreement. Interest expense related to the revolving credit agreement totaled $35 thousand, $0.2 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company has capitalized $0.3 million in debt issuance costs in connection with this facility. For the years ended December 31, 2021, 2020 and 2019, amortized debt issuance costs were $21 thousand, $24 thousand, and $0.2 million, respectively. As of December 31, 2021, there were no unamortized debt issuance costs associated with the facility. As of December 31, 2020, the remaining balance of unamortized debt issuance costs associated with the facility was $21 thousand.

On January 23, 2018, Opportunity Funding SPE III, LLC entered into a revolving line of credit agreement with Ares Agent Services, L.P. that provides maximum borrowings of $75.0 million. Interest is payable monthly. Borrowings are secured by the assets of Opportunity Funding SPE III, LLC. OppFi-LLC provides certain representations and warranties. The line of credit agreement is subject to a borrowing base threshold and various financial covenants, including maintaining a minimum tangible net worth and maximum senior debt to equity.

On January 31, 2020, the revolving line of credit agreement was amended to increase the aggregate commitment to $175.0 million. The amendment also changed the interest rate to one-month LIBOR plus 6% with a 2% LIBOR floor. The agreement matures in January 2024.

Interest expense related to this facility was $7.3 million, $7.4 million, and $11.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company has capitalized $2.1 million in debt issuance costs in connection with this facility. Amortized debt issuance costs were $0.7 million, $0.7 million, and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, the remaining balance of unamortized debt issuance costs associated with the facility was $0.8 million and $1.5 million, respectively.

In April 2019, Opportunity Funding SPE V, LLC entered into a revolving line of credit agreement with Midtown Madison Management LLC (“OppFi-LLC Midtown Credit Agreement”) that provides maximum borrowings of $75.0 million. Interest is payable monthly. Borrowings are secured by the assets of Opportunity Funding SPE V, LLC. OppFi-LLC provides certain representations and warranties related to the debt. The line of credit agreement is subject to a borrowing base and various financial covenants, including maintaining a minimum tangible net worth and restrictions related to dividend payments.

On October 13, 2021, OppFi-LLC, certain of the OppFi Subsidiaries and the other credit parties and guarantors thereto entered into Amendment No. 6 to Revolving Credit Agreement and Other Credit Documents (“Atalaya Amendment”), which amends the OppFi-LLC Midtown Credit Agreement. The Atalaya Amendment amends the OppFi-LLC Midtown Credit Agreement to, among other things, add Opportunity Funding SPE VII, LLC as an additional borrower under the OppFi-LLC Midtown Credit Agreement, permit the pledge of OppFi Card receivables under the OppFi-LLC Midtown Credit Agreement, and extend the maturity date of the OppFi-LLC Midtown Credit Agreement to April 15, 2024.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Interest expense related to this facility was $3.5 million, $3.4 million, and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company has capitalized $1.5 million in debt issuance costs in connection with this facility. Amortized debt issuance costs were $0.5 million, $0.4 million, and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, the remaining balance of unamortized debt issuance costs associated with this facility was $0.4 million and $0.5 million, respectively.

In April 2019, Opportunity Funding SPE VI, LLC entered into a revolving line of credit agreement with Ares Agent Services, L.P. that provides maximum borrowings of $50.0 million. Interest is payable monthly. Borrowings are secured by the assets of Opportunity Funding SPE VI, LLC. OppFi-LLC provides certain representations and warranties related to the debt. The line of credit agreement is subject to a borrowing base and various financial covenants, including maintaining a minimum tangible net worth and restrictions related to dividend payments.

Interest expense related to this facility was $2.4 million, $2.3 million, and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company has capitalized $0.9 million in debt issuance costs in connection with this facility. Amortized debt issuance costs were $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020 , the remaining balance of unamortized debt issuance costs associated with this facility was $0.1 million and $0.4 million, respectively.

In August 2019, Opportunity Funding SPE IV, LLC entered into a revolving line of credit agreement with BMO Harris Bank N.A. that provides maximum borrowings of $25.0 million. Interest is payable monthly. Borrowings are secured by the assets of Opportunity Funding SPE IV, LLC. OppFi-LLC provides certain representations and warranties related to the debt, as well as an unsecured guaranty. The line of credit agreement is subject to a borrowing base and various financial covenants, including maintaining a minimum tangible net worth and restrictions related to dividend payments.

On September 30, 2021, the revolving line of credit agreement was amended to increase the aggregate commitment to $45.0 million. The amended agreement added SalaryTap Funding SPE, LLC as an additional borrower to the facility. SalaryTap Funding SPE, LLC pledges SalaryTap receivables as eligible collateral. The amendment also changed the interest rate from LIBOR plus 4.25% to LIBOR plus 3.85% with a 0.4% LIBOR floor, and the amended agreement matures in February 2024.

Interest expense related to this facility was $0.4 million, $0.5 million, and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company has capitalized $0.9 million in debt issuance costs in connection with this facility. Amortized debt issuance costs were $0.4 million, $0.2 million, and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, the remaining balance of unamortized debt issuance costs associated with this facility was $0.3 million and $0.1 million, respectively.

In November 2018, OppFi-LLC entered into a $25.0 million senior secured multi-draw term loan agreement with Midtown Madison Management LLC (“OppFi-LLC Midtown Term Loan Agreement”), which is secured by a senior secured claim on OppFi-LLC’s assets and a second lien interest in the receivables owned by Opportunity Funding SPE III, LLC, Opportunity Funding SPE V, LLC, and Opportunity Funding SPE VI, LLC. Interest is payable monthly. The loan agreement is subject to various financial covenants. Per the terms of the loan agreement, OppFi-LLC had issued warrants to the lender. In April 2020, OppFi-LLC exercised an option to increase the facility commitment amount to $50.0 million.

On March 23, 2021, the senior secured multi-draw term loan agreement was amended to decrease the interest rate from LIBOR plus 14% to LIBOR plus 10% and extend the maturity date to March 23, 2025. On March 30, 2021, OppFi-LLC drew the remaining $35.0 million available commitment. As of December 31, 2021, the outstanding balance of $50.0 million was net of unamortized debt issuance costs of $1.4 million. There was no unamortized discount as of December 31, 2021. As of December 31, 2020, the outstanding balance of $15.0 million was net of unamortized discount of $19 thousand and unamortized debt issuance costs of $0.3 million.

Interest expense related to this facility was $5.3 million, $2.6 million, and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company has capitalized $2.3 million in debt issuance costs in connection with this facility. Amortized debt issuance costs were $0.4 million, $0.2 million, and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Subordinated debt - related party: OppFi-LLC previously had an unsecured line of credit agreement with SCG, a related party, with a maximum available amount of $4.0 million. Interest due on this facility is paid quarterly, and the outstanding balance is due at maturity. Subordinated debt is subject to the same debt covenants as senior debt facilities. On March 30, 2021, the borrowings under this unsecured line of credit agreement were paid in full.

Interest expense related to this related party transaction was $0.1 million, $0.6 million, and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Other debt: On April 13, 2020, OppFi-LLC obtained an unsecured loan in the amount of $6.4 million from BMO Harris Bank N.A. in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan was forgivable if OppFi used the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. OppFi-LLC used the proceeds of the PPP Loan for payroll costs and other covered expenses. On November 14, 2020, OppFi-LLC submitted the forgiveness application to the SBA.

On September 13, 2021, the Company was notified that the SBA had forgiven repayment of the entire PPP Loan, which consisted of $6.4 million in principal and $0.1 million of accrued interest. The Company recorded the entire amount of the forgiven principal and accrued interest as other income in its statement of operations during the year ended December 31, 2021. As of December 31, 2021, there was no outstanding balance for the PPP Loan. The SBA reserves the right to audit any PPP Loan, for eligibility and other criteria, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), all borrowers are required to maintain their PPP loan documentation for six years after the PPP Loan was forgiven and to provide that documentation to the SBA upon request.

As of December 31, 2021, required payments for all borrowings, excluding secured borrowing and revolving lines of credit, for each of the next five years are as follows (in thousands):

Year	Amount
2022	$—
2023	—
2024	—
2025	50,000
2026	—
Total	$50,000

Note 8.    Warrants

Warrant units: In November 2018, in conjunction with OppFi-LLC entering into a senior secured multi-draw term loan, OppFi-LLC issued warrant units to the lender. The fair value of the warrant units was estimated using an option pricing model that used the following assumptions:

December 31, 2020
Expected term	3 years
Volatility	52.0%
Discount for lack of marketability	45.0%
Risk free rate	0.2%

The total proceeds were allocated on a relative fair value basis to the two instruments issued in conjunction, and the amount allocated to the warrant units also represented a discount to the debt, which is being amortized into interest expense over the term of the agreement.

As of December 31, 2020, the fair value of the warrant unit liability was $1.3 million and is included in accrued expenses in the consolidated balance sheets.

Prior to the Closing, the lender exercised the warrant units; accordingly, the warrant unit liability was remeasured to fair value. The fair value of the warrant unit liability was $5.5 million and was reclassified to additional paid-in capital. After the lender exercised the warrant units, there were no warrant units outstanding thereafter.

Public Warrants: As of December 31, 2021, there were 11,887,500 Public Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Public Warrants will expire on July 20, 2026, five years after the Closing Date, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company may redeem the Public Warrants under the following conditions:

•In whole and not in part;
•At a price of $0.01 per warrant;
•Upon not less than 30 days’ prior written notice of redemption (“30-day redemption period”) to each warrant holder; and
•If, and only if, the reported last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Private Placement Warrants: As of December 31, 2021, there were 3,451,937 Private Placement Warrants outstanding, all of which are non-redeemable and may be exercised on a cashless basis so long as they continue to be held by their initial holders or their permitted transferees. The Private Placement Warrants are comprised of 2,539,437 warrants to purchase Class A Common Stock at $11.50 per share (“$11.50 Exercise Price Warrants”) and 912,500 warrants to purchase Class A Common Stock at $15.00 per share (“$15 Exercise Price Warrants”). The $11.50 Exercise Price Warrants expire simultaneously with the Public Warrants, except for certain of the $11.50 Exercise Price Warrants held by underwriters in the IPO (“Underwriter Warrants”) that expire on September 29, 2025 so long as they continue to be held by their initial holders or their permitted transferees. The $15 Exercise Price Warrants expire on July 20, 2031, ten years after the Closing Date, at 5:00 p.m., New York City time, so long as they continue to be held by their initial holders or their permitted transferees, and otherwise expire simultaneously with the Public Warrants.

Warrant liabilities: As of December 31, 2021, the Company recorded warrant liabilities of $11.2 million in the consolidated balance sheets. For the year ended December 31, 2021, the fair value of the Public Warrants decreased by $19.3 million. For the year ended December 31, 2021, the fair value of the Private Placement Warrants decreased by $7.1 million.
Note 9. Stockholders’ Equity/Members’ Equity

Prior to the Business Combination, FGNA was a Special Purpose Acquisition Company or a “blank check company” defined as a development stage company formed for the sole purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As of the Closing, OppFi held a 11.8% ownership interest in OppFi-LLC. Immediately subsequent to the Closing, a lender exchanged 486,852 shares of previously issued Class V Voting Stock shares for an equal number of Class A Common Stock shares. Additionally, other holders of Class V Voting Stock exchanged 161,767 shares for an equal number of Class A Common Stock shares from the Closing Date through December 31, 2021. OppFi issued 5,175 shares of Class A Common Stock attributed to vesting of restricted stock units from the Closing Date through December 31, 2021. As of December 31, 2021, OppFi held a 12.4% ownership interest in OppFi-LLC.

Prior to the Business Combination, OppFi-LLC had two classes of partnership interests, preferred units and profit unit interests, which were recapitalized as OppFi Units in connection with the adoption by the Members of the OppFi A&R LLCA immediately prior to the Closing. The preferred units are reflected as OppFi-LLC’s historical members’ equity in the consolidated balance sheets.

Preferred stock: OppFi is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. OppFi’s Board of Directors has the authority to issue shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time. As of December 31, 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock: OppFi is authorized to issue 379,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. Additionally, Class A Common Stock is defined as “Economic Common Stock,” and holders are entitled to receive dividends and other distributions (payable in cash, property, or capital stock of the Company) when, as and if declared thereon by OppFi’s Board of Directors from time to time out of any assets or funds of the Company legally available therefor and share equally on a per share basis in such dividends and distributions. As of December 31, 2021, there were 13,631,484 shares of Class A Common Stock issued and outstanding.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Class B Common Stock: OppFi is authorized to issue 6,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock are entitled to one vote for each share. Class B Common Stock is defined as Economic Common Stock and holders are entitled to receive the same dividends and other distributions as Class A Common Stock. As of December 31, 2021, there were no shares of Class B Common Stock issued and outstanding. All shares of Class B Common Stock were converted into Class A Common Stock at the Closing.

Class V Voting Stock: OppFi is authorized to issue 115,000,000 shares of Class V Voting Stock with a par value of $0.0001 per share. Class V Voting Stock represents voting, non-economic interests in OppFi. Holders of Class V Voting Stock are entitled to one vote for each share. As of December 31, 2021, there were 96,338,474 shares of Class V Voting Stock issued and outstanding.

Note 10.    Stock-Based Compensation

On July 20, 2021, the Company established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of December 31, 2021, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan shall be equal to 11,500,000 shares. The maximum aggregate number of shares is subject to annual increases beginning on January 1, 2022 and continuing on the first day of each subsequent fiscal year through and including the tenth anniversary of the commencement of the initial annual increase, equal to the lesser of two percent of the number of shares of Class A Common Stock outstanding at the conclusion of the Company’s immediately preceding fiscal year, or an amount determined by the Company’s Board of Directors. As of December 31, 2021, the Company had only granted awards in the form of options, restricted stock units, and performance stock units.

Stock options: Under the terms of the Plan, incentive stock options must have an exercise price at or above the fair market value of the stock on the date of the grant. Stock options granted have service-based vesting conditions only. Stock options generally vest over four years with 25% of stock options vesting on the first anniversary of the grant and the remaining
75% vesting quarterly over the remaining 36 months. Option holders have a 10-year period to exercise the options before they expire. Forfeitures are recognized during the period in which they occur.

A summary of the Company’s stock option activity for the year ended December 31, 2021 is as follows:

	Number of Common Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	—	$—	—	$—
Granted	5,600,000	15.23	—	—
Exercised	—	—	—	—
Forfeited	(2,225,000)	15.23	—	—
Outstanding as of December 31, 2021	3,375,000	$15.23	9.60	$—
Vested and exercisable as of December 31, 2021	—	$—	0.0	$—

Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model and is recognized as salaries and employee benefits expense in the consolidated statements of operations and an increase to additional paid-in capital. For the year ended December 31, 2021, the Company recognized stock-based compensation of $0.9 million related to stock options. As of December 31, 2021, the Company had unrecognized stock-based compensation of $6.1 million related to unvested stock options that is expected to be recognized over an estimated weighted-average period of approximately 3.5 years. The weighted-average grant date fair value of stock options granted during the year ended December 31, 2021 was $2.45.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model based on the following assumptions:

Volatility	32.50%
Risk-free rate (low)	0.91% - 1.25%
Expected term (years)	5.1 - 6.1 years
Dividend yield	0.00%

Volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected life of the stock options. Due to the lack of company-specific market data, volatility is based on an estimate of expected volatilities of a representative group of publicly traded companies.

Risk-free rate is based on U.S. Treasury Note yields.

Expected term represents the weighted-average period over which the granted stock options are expected to remain outstanding.

Dividend yield is based on the Company’s history and expectation of dividend payments.

Restricted stock units: Under the terms of the Plan, the Company may grant awards to employees, officers and directors in the form of restricted stock units (“RSUs”), which collectively represent contingent rights to receive shares of Class A Common Stock. The RSUs granted to employees and officers generally vest over four years with 25% of the RSUs vesting on the first anniversary of the grant and the remaining 75% vesting quarterly over the remaining 36 months, and the RSUs granted to directors vest on the earlier of the one-year anniversary of grant or the date of the Company’s next annual meeting of stockholders.

A summary of the Company’s RSU activity for the year ended December 31, 2021 is as follows:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	—	$—
Granted	2,109,320	7.59
Vested	(11,337)	7.69
Forfeited	(279,453)	7.69
Unvested as of December 31, 2021	1,818,530	$7.58

If the settlement date with respect to any Class A Common Stock shares issuable upon vesting of RSUs would otherwise occur on a day on which the sale of such shares would violate the provisions of the Company’s Trading Compliance Policy, then the settlement date shall be deferred until the next trading day on which the sale of such shares would not violate the Trading Compliance Policy. In any event, the settlement date shall be no later than the fifteenth day of the third calendar month following the year in which such RSUs vest. In adhering to the Company’s Trading Compliance Policy, there were 6,162 vested RSUs not settled as of December 31, 2021.

The fair value of each RSU is based on the fair value of the Company’s Class A Common Stock on the date of grant. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, and forfeitures are recognized during the period in which they occur. For the year ended December 31, 2021, the Company recognized stock-based compensation of $1.5 million related to RSUs. As of December 31, 2021, total unrecognized compensation expense related to RSUs was $12.2 million, which will be recognized over a weighted-average vesting period of approximately 3.6 years.

Performance stock units: Under the terms of the Plan, the Company may grant awards to employees, officers, and directors in the form of performance stock units (“PSUs”), which collectively represent the contingent rights to receive shares of Class A Common Stock based on the achievement of pre-established performance targets over the applicable performance period. PSUs generally vest over four years, provided the achievement of specified performance targets.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A summary of the Company’s PSU activity for year ended December 31, 2021 is as follows:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	—	$—
Granted	99,868	7.69
Vested	—	—
Forfeited	(20,961)	7.69
Unvested as of December 31, 2021	78,907	$7.69

The fair value of each PSU is based on the fair value of the Company’s Class A Common Stock on the date of grant. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards based on management’s determination of the probable achievement of the pre-established performance targets. If necessary, the Company adjusts the expense recognized to reflect the actual vested shares following the final determination of the achievement of the pre-established performance targets. PSU forfeitures are recognized during the period in which they occur. For the year ended December 31, 2021, the Company recognized stock-based compensation of $0.1 million related to PSUs. As of December 31, 2021, total unrecognized compensation expense related to PSUs was $0.5 million, which will be recognized over a weighted-average vesting period of approximately 3.8 years.

Employee Stock Purchase Plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP permits eligible employees to contribute up to 10% of their compensation, not to exceed the IRS allowable limit, to purchase shares of the Company’s Class A Common Stock during six month offerings. Eligible employees will purchase the shares at a price per share equal to the lesser of 85% of the fair market value of the Company’s Class A Common Stock on the first trading day of the offering period or the last trading day of the offering period. The offering periods begin each January 1 and July 1, with the initial offering period beginning on January 1, 2022. As of December 31, 2021, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP was 1,200,000 and may consist of authorized but unissued or reacquired shares of Class A Common Stock. The maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP shall be cumulatively increased on January 1, 2022 and on each subsequent January 1, through and including January 1, 2030, by a number of shares equal to the smallest of (a) one percent of the number of shares of Class A Common Stock issued and outstanding on the immediately preceding December 31, (b) 2,400,000 shares, or (c) an amount determined by the Board of Directors. As of December 31, 2021, no shares of the Company’s Class A Common Stock have been purchased under the ESPP.

Profit unit interests: Prior to the Business Combination, OppFi-LLC issued profit unit interests, which were recapitalized as OppFi Units in connection with the adoption by the Members of the OppFi A&R LLCA immediately prior to the Closing.

Total profit interest compensation expense for the years ended December 31, 2021, 2020 and 2019 was $0.5 million, $0.1 million, and $0.1 million respectively.

The compensation expense accounted for all vested units based on the following assumptions:

Expected term	3 years
Volatility	68.0%
Discount for lack of marketability	45.0%
Risk free rate	0.2%

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the Company’s profit unit interests activity:

		Avg Fair Value
	Units	at Grant Date
Outstanding at December 31, 2018	9,279,761	$0.04
Granted	619,597	0.22
Forfeited	(100,640)	0.17
Outstanding at December 31, 2019	9,798,718	0.05
Granted	2,413,833	0.17
Forfeited	(10,416)	0.03
Outstanding at December 31, 2020	12,202,135	0.08
Granted	—	—
Forfeited	(591,078)	0.10
Exchanged in reverse recapitalization	(11,611,057)	0.08
Outstanding at December 31, 2021	—	$—

The following table summarizes the Company’s non-vested units activity:

		Avg Fair Value
	Units	at Grant Date
Non-vested units at December 31, 2018	4,529,290	$0.06
Granted	619,597	0.22
Vested	(1,581,500)	0.04
Forfeited	(100,640)	0.17
Non-vested units at December 31, 2019	3,466,747	0.10
Granted	2,413,833	0.17
Vested	(1,131,831)	0.13
Forfeited	(10,416)	0.03
Non-vested units at December 31, 2020	4,738,333	0.12
Granted	—	—
Vested	(2,933,300)	0.08
Forfeited	(591,078)	0.10
Exchanged in reverse recapitalization	(1,213,955)	0.22
Non-vested units at December 31, 2021	—	$—

As of December 31, 2021, there was no unrecognized compensation expense related to profit unit interests. As of December 31, 2020, unrecognized compensation expense related to profit unit interests was $0.4 million.

Note 11. Income Taxes

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

For the year ended December 31, 2021, OppFi recorded an income tax expense of $0.3 million and reported consolidated income before taxes of $90.1 million, resulting in a 0.34% effective income tax rate. Prior to the Closing Date, OppFi-LLC was classified as a partnership for income tax purposes, and was therefore not subject to federal income tax and did not record an expense for income taxes.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes provision for income taxes for the years ended December 31 (in thousands):

	2021	2020	2019
Federal income taxes:
Current	$(4)	$—	$—
Deferred	(225)	—	—
State income taxes:
Current	582	—	—
Deferred	(42)	—	—
Provision for income taxes	$311	$—	$—

The following table summarizes the differences between the effective income tax rate and the federal statutory income tax rate of 21% for the years ended December 31 (dollars in thousands):

	2021		2020		2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Federal income taxes at statutory rate	$18,922	21.00%	$—	—	$—	—
State tax expense, net of federal income tax benefit	549	0.61%	—	—	—	—
Fair market value adjustment of warrants	(5,545)	(6.16)%	—	—	—	—
Effect of flow-through entity	(13,615)	(15.11)%	—	—	—	—
Total	$311	0.34%	$—	—	$—	—

OppFi’s effective income tax rate for the year ended December 31, 2021 differs from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, warrant fair market value fluctuations, and state income taxes.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of deferred taxes were as follows (in thousands):

	December 31,
	2021	2020
Investment in partnership	$16,951	$—
Tax receivable agreement liability	5,583	—
Net operating loss	1,609	—
Intangibles	618	—
Stock compensation	603	—
Other	229	—
Deferred tax asset	$25,593	$—

As of December 31, 2021, OppFi had approximately $7.7 million of federal net operating loss carryovers and $4.9 million of state net operating loss carryovers. The entirety of the federal net operating loss carryover has no expiration date and the state net operating loss carryovers will expire in varying amounts beginning in 2027.

At the time of the Business Combination, OppFi recorded a deferred tax asset of $18.9 million with an offset to additional paid-in capital for the difference between the book value and the tax basis of OppFi’s investment in OppFi-LLC. As of December 31, 2021, the related deferred tax asset was $17.0 million. The decrease was due to additional differences between the book and taxable income in 2021. Based on the Company’s cumulative earnings history and forecasted future sources of taxable income, the Company believes that it will be able to realize the deferred tax assets in the future. As the Company reassesses this position in the future, changes in cumulative earnings history, excluding non-recurring charges, or changes to forecasted taxable income may alter this expectation and may result in an increase in the valuation allowance and an increase in the effective tax rate.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The CARES Act was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act includes temporary changes to both income and non-income based tax laws. For the year ended December 31, 2021, the impact of the CARES Act was immaterial to the Company’s tax provision. However, under the CARES Act, the Company deferred the employer portion of payroll tax payments through December 31, 2021. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact the Company’s tax provision in future periods.

In connection with the Business Combination, the Company entered into the TRA, which provides for payment to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash. The Company has in effect an election under Section 754 of the Internal Revenue Code and will have such an election effective for each taxable year in which a redemption or exchange (including deemed exchange) of OppFi-LLC interests for shares of Class A Common Stock or cash occurs. The Company will retain the benefit of the remaining 10%. For the period from the Closing Date through December 31, 2021, the TRA liability increased by $0.3 million related to exchanges that occurred during that period.

There were no unrecognized tax benefits as of December 31, 2021 or December 31, 2020. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 12. Interest and Loan Related Income, Net

The following table summarizes interest and loan related income, net, for the years ended December 31 (in thousands):

	2021	2020	2019
Interest and loan related income, gross	$349,029	$322,165	$267,166
Amortization of loan origination costs	—	(31,940)	(38,968)
Interest and loan related income, net	$349,029	$290,225	$228,198
Note 13. Interest Expense and Amortized Debt Issuance Costs

The following table summarizes interest expense and amortized debt issuance costs for the years ended December 31 (in thousands):

	2021	2020	2019
Interest expense	$21,809	$18,722	$20,091
Amortized debt issuance costs	2,310	1,945	1,785
Interest expense and amortized debt issuance costs	$24,119	$20,667	$21,876
Note 14. Fair Value Measurements

Fair value on a nonrecurring basis: The Company has no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: Effective January 1, 2021, the Company elected the fair value option to account for its installment finance receivables and measures the installment finance receivables at fair value on a recurring basis. Prior to the Business Combination, OppFi-LLC only had warrant units that were measured at fair market value on a recurring basis. Subsequent to the Business Combination, the Company measures the Public Warrants and Private Placement Warrants at fair value on a recurring basis.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 are as follows (in thousands):

	Carrying Value	Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$373,253	$—	$—	$373,253

Financial liabilities:
Warrant liability - Public Warrants (2)	8,083	8,083	—	—
Warrant liability - Private Placement Warrants (3)	3,157	—	—	3,157

	Carrying Value	Fair Value Measurements
	December 31, 2020	Level 1	Level 2	Level 3
Financial liabilities:
Warrant units (4)	$1,309	$—	$—	$1,309

During the years ended December 31, 2021 and 2020, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

(1) The Company primarily estimates the fair value of its installment finance receivables portfolio using discounted cash flow models that have been internally developed. The models use inputs that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.

The following table presents quantitative information about the significant unobservable inputs used for the Company’s installment finance receivables fair value measurements as of December 31, 2021:

December 31, 2021
Interest rate on finance receivables	147.60%
Discount rate	21.80%
Servicing cost*	5.00%
Remaining life	0.62 years
Default rate*	17.70%
Accrued interest*	3.20%
Prepayment rate*	21.00%

*Stated as a percentage of finance receivables
(2) The fair value measurement for the Public Warrants is categorized as Level 1 due to the use of an observable market quote in an active market under the ticker OPFI WS.
(3) The fair value of the Private Placement Warrants is measured using a Monte Carlo simulation; accordingly, the fair value measurement for the Private Placement Warrants is categorized as Level 3.

The following table presents the significant assumptions used in the simulation at December 31, 2021 and July 20, 2021, the Closing Date:

	December 31, 2021		July 20, 2021
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	1.19%	1.50%	0.69%	1.23%
Expected term (years)	4.6	9.6	5.0	10.0
Expected volatility	48.40%	48.40%	36.50%	36.00%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$0.74	$1.40	$2.80	$3.50

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2020	$—	$—	$—
Reverse recapitalization	7,110	3,194	10,304
Change in fair value	(5,231)	(1,916)	(7,147)
Fair value as of December 31, 2021	$1,879	$1,278	$3,157
(4) The estimated fair value of the warrant units is calculated using an option pricing model. The resulting fair value measurement is categorized as Level 3. Upon closing of the Business Combination, the lender exercised the warrant units and the liability was reclassified to additional paid in capital. As such, there is no warrant unit liability at December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, warrant expense was $4.2 million, $1.2 million, and $0.1 million, respectively. Warrant expense is included in general, administrative, and other in the consolidated statements of operations.

The following table presents the change in the fair value of the warrant units (in thousands):

Fair value as of December 31, 2019	$112
Change in fair value	1,197
Fair value as of December 31, 2020	1,309
Change in fair value	4,208
Warrant units exercised	(5,517)
Fair value as of December 31, 2021	$—

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of December 31, 2021 and 2020 (in thousands):

	Carrying Value	Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash	$25,064	$25,064	$—	$—
Restricted cash	37,298	37,298	—	—
Accrued interest and fees receivable	10,637	10,637	—	—
Finance receivables at amortized cost, net	4,220	—	—	4,220

Liabilities:
Secured borrowing payable	22,443	—	—	22,443
Senior debt, net	251,578	—	—	251,578

	Carrying Value	Fair Value Measurements
	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash	$25,601	$25,601	$—	$—
Restricted cash	20,056	20,056	—	—
Finance receivables at amortized cost, net	222,243	—	—	287,437

Liabilities:
Reserve for repurchase liability	4,241	—	—	4,241
Secured borrowing payable	16,025	—	—	16,025
Senior debt, net	131,726	—	—	131,726
Subordinated debt - related party	4,000	—	—	4,000
Other debt	6,354	—	—	6,354

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15. Commitments, Contingencies and Related Party Transactions

Commitment: The Company leases its office facilities under a non-cancelable operating lease agreement with an unrelated party. On November 26, 2019, the Company amended the lease agreement to rent additional office space. The amendment reduced the required deposit of a letter of credit from $1.5 million to $1.0 million, which would be paid to the lessor in the event of default. On June 29, 2021, the required deposit of a letter of credit associated with the agreement was increased to $1.8 million. As of December 31, 2021 and 2020, there were no outstanding balances on the letter of credit. The amendment also extended the expiration date of the lease to September 2030.
Rent expense, which is included in occupancy expense in the consolidated statements of operations, totaled $3.8 million, $3.1 million, and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Future minimum lease payments as of December 31, 2021 are as follows (in thousands):

Year	Amount
2022	$2,271
2023	2,339
2024	2,410
2025	2,482
2026	2,557
Thereafter	10,283
Total	$22,342

Legal contingencies: Due to the nature of its business activities, the Company is subject to extensive regulations and legal actions and is currently involved in certain legal and regulatory matters, which arise in the normal course of business. In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory matters when those matters present loss contingencies which are both probable and reasonably estimable.

The Company has received inquiries from certain agencies and states on its lending compliance, the validity of the bank partnership model, and its ability to facilitate the servicing of bank originated loans. Management is confident that its lending practices and the bank partnership structure, in addition to the Company’s technologies, services, and overall relationship with its bank partners, complies with state and federal laws. However, the inquiries are still in process and the outcome is unknown at this time, including an ongoing matter involving the California Department of Financial Protection and Innovation. See Note 19 for additional information.

Except as described below, management does not believe that the resolution of any currently pending legal and regulatory matters will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

On November 18, 2021, the Company entered into a Consent Judgement and Order (“Settlement”) with the Attorney General of the District of Columbia (“District”) to resolve all matters in a dispute related to the action previously filed against the Company by the District (“Action”). The Company denies the allegations in the Action and denies that it has violated any law or engaged in any deceptive or unfair practices. The Action was resolved to avoid the expense of protracted litigation. As part of the Settlement, the Company agreed to, among other things, refrain from certain business activities in the District of Columbia, pay $0.3 million to the District of Columbia and provide refunds totaling $1.5 million to certain District of Columbia consumers. As of December 31, 2021, unpaid refunds totaled $1.5 million, which is included in accrued expenses on the consolidated balance sheets.

Related party transactions: OppFi-LLC previously had an unsecured line of credit agreement with SCG with a maximum available amount of $4.0 million, which was paid in full on March 30, 2021. Interest expense related to this related party transaction was $0.1 million, $0.6 million, and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In August 2020, OppFi-LLC entered into a Management Fee Agreement (“Management Fee Agreement”) with SCG. Pursuant to the terms of the Management Fee Agreement, SCG provided board and advisory services. Effective upon the Closing, OppFi-LLC terminated the Management Fee Agreement and incurred $3.0 million in transaction costs, which has been offset against additional paid-in capital in the consolidated balance sheets. For the years ended December 31, 2021 and 2020, management fees under the Management Fee Agreement totaled $0.4 million and $0.7 million, respectively.

In connection with the Business Combination, OppFi entered into the TRA with the Members.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Severance agreements: The Company entered into Severance Agreements and General Releases (“Severance Agreements”) with the Company’s former Chief Executive Officer and other key employees. In connection with these Severance Agreements, the Company agreed to, among other things, pay certain severance benefits for one year. As of December 31, 2021, $1.3 million in severance benefits remained unpaid, which is included in accrued expenses on the consolidated balance sheets.

Note 16.     Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of December 31, 2021, consumers living primarily in Florida, Texas and California made up approximately 14%, 14%, and 11%, respectively, of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2021, there were no other states that made up more than 10% or more of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2020, consumers living primarily in Florida and Illinois made up approximately 14% and 13%, respectively, of the gross amount of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 17. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $1.5 million, $1.1 million, and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 18.     Earnings Per Share

Prior to the reverse recapitalization, all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated because net income prior to the Business Combination was attributable entirely to OppFi-LLC.

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2021 (in thousands, except share and per share data):

2021
Numerator:
Net income	$89,795
Net income attributable to noncontrolling interest	64,241
Net income available to Class A common stockholders - Basic	25,554
Dilutive effect of warrants on net income to Class A common stockholders	—
Net income available to Class A common stockholders - Diluted	$25,554
Denominator:
Weighted average Class A common stock outstanding - Basic	13,218,119
Effect of dilutive securities:
Stock options	—
Restricted stock units	8,930
Warrants	—
Dilutive potential common shares	8,930
Weighted average units outstanding - diluted	13,227,049
Earnings per share:
Basic EPS	$1.93
Diluted EPS	$1.93

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the year ended December 31, 2021:

2021
Public Warrants	11,887,500
Private Unit Warrants	231,250
$11.50 Exercise Price Warrants	2,248,750
$15 Exercise Price Warrants	912,500
Underwriter Warrants	59,437
Stock Options	3,375,000
Restricted stock units	1,766,714
Performance stock units	78,907
Potential common stock	20,560,058

Note 19.     Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and identified the following events that required disclosure.

Share repurchase: On January 6, 2022, the Company announced that its Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $20.0 million in the aggregate of shares of the Company’s Class A Common Stock. Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable legal requirements. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that the Company repurchases under the Repurchase Program, OppFi-LLC will redeem one Class A common unit of OppFi-LLC held by the Company, decreasing the percentage ownership of OppFi-LLC by the Company and relatively increasing the ownership by the other members. The Repurchase Program will expire in December 2023.

Chief Executive Officer transition: On February 23, 2022, the Board of the Company appointed Mr. Todd G. Schwartz as the Chief Executive Officer of the Company, effective February 28, 2022 (“Effective Date”). Mr. Schwartz will continue to serve as the Executive Chairman of the Board.

Also on February 23, 2022, the Company entered into a separation agreement with Mr. Neville Crawley pursuant to which Mr. Crawley resigned as the Chief Executive Officer and a director of the Company, effective as of the Effective Date. The Company has agreed to continue to pay Mr. Crawley his current base salary and reimbursements for COBRA healthcare expenses for 12 months following the Effective Date, as well as pro rata bonuses for the prior and current fiscal years in the amount of $0.2 million and, $0.1 million, respectively. In addition, the Company has agreed to accelerate the vesting of 175,000 of Mr. Crawley’s outstanding stock options and 25,671 of his outstanding restricted stock units. Mr. Crawley has executed a release of claims in favor of the Company and its affiliates and will be subject to customary restrictive covenants, including non-competition and non-solicitation covenants as set forth in Mr. Crawley’s employment agreement with the Company, dated July 8, 2021.

California Financing Law litigation: On March 7, 2022, the Company, through OppFi-LLC, filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division.

The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program.

The Company intends to aggressively prosecute the claims set forth in the Complaint.

ITEM 9.     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
On October 4, 2021, the Audit Committee of the Board of Directors of the Company dismissed Plante & Moran, PLLC (“Plante”) as the Company’s independent registered public accounting firm. Plante was the independent registered public accounting firm for FGNA prior to the Business Combination.

During the period from June 24, 2020 (inception) through October 4, 2021, there were no (i) disagreements with Plante on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement or (ii) reportable events under Item 304(a)(1)(v) of Regulation S-K. The report of Plante on the Company’s balance sheet as of December 31, 2020, and the related statements of income, changes in stockholder’s equity and cash flows for the period from June 24, 2020 (inception) through December 31, 2020, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainties, audit scope or accounting principles.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report, the Company completed the Business Combination on July 20, 2021. Prior to the Business Combination, FGNA as the registrant was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, the Company’s previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, the Company is excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors, executive officers and corporate governance of the Company will be set forth in the Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2021.

ITEM 11.     EXECUTIVE COMPENSATION
Information regarding executive compensation will be set forth in the Definitive Proxy Statement and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2021.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management will be set forth in the Definitive Proxy Statement and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2021.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
    INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence will be set forth in the Definitive Proxy Statement and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2021.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services will be set forth in the Definitive Proxy Statement and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2021.

Part IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) The following is a list of documents filed as part of this report:
Financial Statements:
The following financial statements are included under Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders' Equity/Members’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

(b) The required exhibits are filed as part of this Form 10-K or are incorporated by reference herein.

Exhibit Number	Description

2.1
Business Combination Agreement, dated as of February 9, 2021, by and among the Company, Opportunity Financial, LLC and Todd Schwartz, in his capacity as the Members’ Representative (incorporated by reference to Exhibit 2.1 of FG New America Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on February 11, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of OppFi Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001- 39550) filed by the Company with the SEC on July 21, 2021).

3.2
Amended and Restated Bylaws of OppFi Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-39550) filed by the Company with the SEC on July 21, 2021).

4.1
Form of Warrant Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-39550) filed by the Company with the SEC on July 21, 2021).

4.2
Warrant Agreement, dated as of September 29, 2020, by and between FG New America Acquisition Corp. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to FG New America Acquisition Corp.’s Current Report on Form 8-K (File No. 001-39550) filed by the Company with the SEC on October 2, 2020).

4.3*	Description of Securities.

10.1
Tax Receivable Agreement, dated as of July 20, 2021, by and among the Company, Opportunity Financial, LLC, the Members and the Members’ Representative (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021)

10.2
Investor Rights Agreement, dated as of July 20, 2021, by and among the Company, the Founder Holders, the Members, the Members’ Representative and certain other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-39550) filed by the Company with the SEC on July, 2021).

10.3+
Third Amended and Restated Limited Liability Company Agreement of Opportunity Financial, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.5+
Executive Employment Agreement, dated July 8, 2021, by and between Opportunity Financial, LLC and Neville Crawley (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001- 39550) filed with the SEC on July 26, 2021).

10.6†+	Employment Agreement, dated February 28, 2022, by and between Opportunity Financial, LLC and Mr. Shiven Shah.

10.7†+
Amended and Restated Revolving Credit Agreement, dated January, 31, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.8†
Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated June 5, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.9†
Amendment No. 2 to Amended and Restated Revolving Credit Agreement, dated June 26, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.10†
Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated November 13, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.11†
Amendment No. 4 to Amended and Restated Revolving Credit Agreement and Amendment No. 2 to Fee Letter, dated December 16, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.12†+
Revolving Credit Agreement, dated April 15, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.13†
Amendment No. 1 to Revolving Credit Agreement, dated July 18, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K (File No. 001-39550)filed with the SEC on July 26, 2021)

10.14†
Amendment No. 2 to Revolving Credit Agreement, dated December 20, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.15†
Amendment No. 3 to Revolving Credit Agreement, dated January 31, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K (File No. 001-39550)filed with the SEC on July 26, 2021).

10.16†
Amendment No. 4 to Revolving Credit Agreement, dated February 14, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.17†
Amendment No. 5 to Revolving Credit Agreement, dated June 5, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.18†
Amendment No. 6 to Revolving Credit Agreement, dated June 26, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K (File No. 001-39550)filed with the SEC on July 26, 2021).

10.19†
Amendment No. 7 to Revolving Credit Agreement, dated November 13, 2020 by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021)

10.20†
Amendment No. 8 to Revolving Credit Agreement and Amendment No. 2 to Fee Letter, dated December 16, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021)

10.21†+
Senior Secured Multi-Draw Term Loan Facility, dated November 9, 2018, as amended, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.22
First Amendment to Senior Secured Multi-Draw Term Loan Facility, dated April 15, 2019, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.23†
Second Amendment to Senior Secured Multi-Draw Term Loan Facility, dated May 31, 2019, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.24
Third Amendment to Senior Secured Multi-Draw Term Loan Facility, dated February 14, 2020, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.25†
Fourth Amendment to Senior Secured Multi-Draw Term Loan Facility, dated August 13, 2020, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.27 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.26†
Omnibus Amendment to Loan Agreement and Other Basic Documents, dated March 23, 2021, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.27†
Sixth Amendment to Senior Secured Multi-Draw Term Loan Facility, dated July 19, 2021, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.28
Seventh Amendment to Senior Secure Multi-Draw Term Loan Facility, dated November 3, 2021 by and among Opportunity Financial, LLC, the other credit parties party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39550) filed with the SEC November 15, 2021).

10.29†
Eighth Amendment to Senior Secured Multi-Draw Term Loan Facility dated November 10, 2021, by and among Opportunity Financial, LLC, the other credit parties party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39550) filed with the SEC November 15, 2021).

10.30†+
Amended and Restated Program Agreement, dated November 9, 2018, by and among Opportunity Financial, LLC, Opportunity Funding SPE II, LLC and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.31†
First Amendment to the Program Agreement, dated May 13, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE II, LLC and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.32
Second Amendment to the Program Agreement, dated July 19, 2021, by and among Opportunity Financial, LLC, Opportunity Funding SPE II, LLC and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.33†+
Revolving Credit Agreement, dated April 15, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.33 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.34†
First Amendment to Revolving Credit Agreement, dated June 20, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.34 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.35†
Amendment No. 2 to Revolving Credit Agreement, dated December 26, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.35 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.36†
Amendment No. 3 to Revolving Credit Agreement, dated February 14, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.36 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.37†
Amendment No. 4 to Revolving Credit Agreement, dated May 11, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.37 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.38†
Amendment No. 6 to Revolving Credit Agreement and other Credit Documents, dated October 13, 2021, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, Opportunity Funding SPE VII, the other parties thereto and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on October 19, 2021).

10.39†+
Revolving Credit Agreement, dated August 19, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, the Lenders party thereto, and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.40†
Amendment No. 1 to Revolving Credit Agreement, dated December 20, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, the Lenders party thereto, and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.39 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.41†
Amendment No. 2 to Revolving Credit Agreement, dated February 13, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, the Lenders party thereto, and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.40 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.42†
Amendment No. 3 to Revolving Credit Agreement, dated May 5, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, the Lenders party thereto, and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.41 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.43†
Amendment No. 4 to Revolving Credit Agreement, dated March 31, 2021, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, the Lenders party thereto, and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.44†+
Amendment No. 6 to Revolving Credit Agreement, dated September 30, 2021, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, SalaryTap, LLC, SalaryTap Funding SPE, LLC, the other parties thereto and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC October 5, 2021).

10.45†
Note, dated April 13, 2020, made by Opportunity Financial, LLC in favor of BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.43 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.46†+
Marketing and Program Management Agreement, dated as of April 17, 2020, by and between Capital Community Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.47
First Amendment to Marketing and Program Management Agreement, dated as of August 10, 2020, by and between Capital Community Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.45 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.48†+
Loan Program Agreement, dated as of October 31, 2017, by and between FinWise Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.46 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.49†
First Amendment to the Loan Program Agreement, dated as of January 18, 2018, by and between FinWise Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.50	OppFi Inc. 2021 Equity Incentive Plan (incorporated by reference to Annex E of FG New America Acquisition Corp.’s Definitive Proxy Statement (File No. 001-39550) filed with the SEC on June 22, 2021).

10.51	Form of OppFi Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.49 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.52
Form of OppFi Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 (File No. 333-259854) filed with the SEC on September 28, 2021).

10.53	OppFi Management Holdings, LLC Profits Interest Plan (incorporated by reference to Exhibit 10.50 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.54
Form of OppFi Management Holdings, LLC Profits Interest Plan Management Profits Interest Agreement (incorporated by reference to Exhibit 10.51 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.55†+
Program Marketing and Servicing Agreement, dated November 1, 2019, by and between First Electronic Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.52 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.56
OppFi Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex F of FG New America Acquisition Corp.’s Definitive Proxy Statement (File No. 001-39550) filed with the SEC on June 22, 2021).

10.57†+
Amendment No. 5 to Revolving Credit Agreement, dated August 6, 2021, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, the Lenders party thereto, and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39550) filed with the SEC on August 10, 2021).

21.1*	Subsidiaries of OppFi Inc

23.1**	Consent of Independent Registered Public Accounting Firm, RSM US LLP

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
† Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item (601)(b)(10).
+ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
* Filed herewith.
** Furnished herewith.

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2022	OppFi Inc.

	By:	/s/ Todd G. Schwartz
Todd G. Schwartz
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Todd G. Schwartz	Chief Executive Officer (Principal Executive Officer) and	March 11, 2022
Todd G. Schwartz	Executive Chairman of the Board

/s/ Shiven Shah	Chief Financial Officer (Principal Financial Officer)	March 11, 2022
Shiven Shah

/s/ Pamela Johnson	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2022
Pamela Johnson

/s/ Jocelyn Moore	Lead Independent Director	March 11, 2022
Jocelyn Moore

/s/ Jared Kaplan	Director	March 11, 2022
Jared Kaplan

/s/ Christina Favilla	Director	March 11, 2022
Christina Favilla

/s/ Theodore Schwartz	Director	March 11, 2022
Theodore Schwartz

/s/ David Vennettilli	Director	March 11, 2022
David Vennettilli

/s/ Greg Zeeman	Director	March 11, 2022
Greg Zeeman