Form 10-K/A
period 2021-12-31
OppFi Inc.
filed 2022-05-02
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-K/A

Amendment No. 1
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
As of April 28, 2022, there were 13,349,150 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 96,338,474 shares of Class V common stock, par value $0.0001 per share, issued and outstanding.

Audit Firm Id	Auditor Name	Auditor Location
49	RSM US LLP	Raleigh, North Carolina

Explanatory Note

OppFi Inc. (the “Company,” “OppFi,” “we,” “our,” or “us”) is filing this Amendment No. 1 (the “Amended Report”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2022 (the “Original Report”), in order to add certain information required by Items 10-14 of Part III of Form 10-K. The Amended Report does not affect any other items in the Original Report.

Except as otherwise expressly stated for the Items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amended Report also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amended Report and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amended Report, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amended Report.

Part III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of each of the individuals who serve as our executive officers and directors as of April 29, 2022.

Name	Age	Position(s)
Executive Officers
Todd G. Schwartz	40	Chief Executive Officer and Executive Chairman
Pamela Johnson	61	Chief Financial Officer and Chief Accounting Officer
Christopher McKay	45	Chief Risk and Analytics Officer

Non-Employee Directors
Christina Favilla(1)(2)	55	Director
Jared Kaplan	41	Director
Jocelyn Moore(1)(3)	45	Lead Independent Director
Theodore Schwartz	68	Director
David Vennettilli(2)(3)	34	Director
Greg Zeeman(1)(2)	53	Director

(1) Member of audit committee
(2) Member of compensation committee
(3) Member of nominating and corporate governance committee

Executive Officers

Todd G. Schwartz. Todd Schwartz is a Co-Founder of Opportunity Financial, LLC, a Delaware limited liability company and subsidiary of OppFi (collectively with its subsidiaries, “OppFi-LLC”), and has served as OppFi’s Chief Executive Officer since February 2022. He has been the Executive Chairman of the Company’s board of directors (the “Board”) since July 2021 and served as OppFi-LLC’s Chief Executive Officer from its founding in 2012 until 2015 when he became Executive Chairman of OppFi-LLC’s board of managers. Mr. Schwartz is also a Partner of Schwartz Capital Group, where he focuses on the firm’s direct equity investment and real estate efforts and works extensively with portfolio companies on their growth strategies. He is also a Partner of Strand Equity Partners, a leading consumer growth equity firm led by experienced investors and entrepreneurs. Previously, Mr. Schwartz founded the multi-family real estate company Beach Coast Properties in California in 2007 and sold it in 2014. He graduated from Tulane University with a BS in Finance.
We believe that Mr. Todd Schwartz is qualified to serve on the Board due to his experience as a Co-Founder and Chief Executive Officer of OppFi-LLC, as our largest stockholder and due to his extensive experience in finance and as a private equity investor.

Pamela Johnson. Pamela Johnson is the Chief Financial Officer and Chief Accounting Officer of the Company and has served as Chief Financial Officer since March 2022 and as Chief Accounting Officer of OppFi-LLC since June 2021 (and of the Company since July 2021). Ms. Johnson previously served as a consultant to OppFi-LLC from February 2021 until her appointment as Chief Accounting Officer. Ms. Johnson previously served as the Chief Financial Officer of Heights Finance, an installment lender offering non-prime loans in a six state region from December 2010 until December 2020, and as the Chief Financial Officer of Pioneer Financial Services, Inc., a purchaser of loans made by Pioneer Military Loans, a division of MidCountry Bank that offered loans to active duty and retired military members who had challenges accessing traditional sources of credit. She holds a Bachelor of Business and Master of Accountancy from Western Illinois University.
Christopher McKay. Christopher McKay is the Chief Risk and Analytics Officer of the Company and served in that capacity (including for OppFi-LLC) since June 2013. Prior to joining OppFi, Mr. McKay was a Senior Director, Partnership Analytics at Capital One, where he worked between April 2012 and June 2013. Previously, Mr. McKay held various roles at HSBC, including most recently as Director, Risk. He holds a B.S. in Industrial Engineering and Operations Research from the University of California at Berkeley.

Non-Employee Directors

Christina Favilla. Christina Favilla has served on the Board since July 2021. Ms. Favilla served as Chief Operating Officer of Sterling National Bank from July 2017 until December 2018. She previously served as Chief Operating Officer of GE Capital’s lending and leasing business from February 2012 until June 2017. Prior to 2012, she served as President of Discover Bank for six years. She currently serves as a board member of Mount Rainer Acquisition Corp., a special purpose acquisition company (Nasdaq: RENR), and Priority Technology Holdings (Nasdaq: PRTH), a provider of merchant acquiring and commercial payment solutions. Ms. Favilla is a seasoned banking and financial services professional with a track record of growing business platforms in volatile regulatory environments. Her core skills include people leadership, risk management, P&L, and IT governance. Ms. Favilla holds an MBA in Information Systems from the Fordham Gabelli School of Business.
We believe Ms. Favilla is qualified to serve on the Board based on her extensive executive leadership and management experience and her significant strategic and leadership expertise in the financial services industry.

Jared Kaplan. Jared Kaplan has served on the Board since July 2021. Mr. Kaplan was our Chief Executive Officer from November 2015 to December 2021 and served on OppFi-LLC’s board of managers from November 2015 until July 2021. Prior to joining OppFi, Mr. Kaplan was a co-founder and Executive Vice President of Insureon, an online agency for small business insurance, where he worked beginning in 2012. Between 2004 and 2011, Mr. Kaplan held positions at Accretive LLC, an early-stage private equity firm. Previously, Mr. Kaplan was an analyst at Goldman Sachs. He holds a B.B.A. in Business Administration from the University of Michigan.
We believe that Mr. Kaplan is qualified to serve on the Board because of his experience as our prior Chief Executive Officer and due to his extensive experience in finance and in executive leadership.

Jocelyn Moore. Jocelyn Moore is our Lead Independent Director and has served on the Board since July 2021. Ms. Moore currently serves as Senior Managing Director of Corporate Affairs at Pretium. She serves on the boards of DraftKings, Inc. (Nasdaq: DKNG), an online sports betting and online gaming company; and Pallas Advisors, a strategic advisory firm specializing in national security, defense, and innovation. In October 2021, Ms. Moore was appointed by the Biden Administration to serve on the board of the First Responder Network (FirstNet) Authority, a unique public-private partnership created after September 11th to provide a high-speed, nationwide, wireless broadband network for public safety. As Principal of Jocelyn Moore Consulting LLC starting in May 2020, Ms. Moore has advised CEOs, executive teams, and boards of directors on strategic communications, crisis and risk management, regulatory affairs, corporate social responsibility, operations, organizational change, and diversity, equity, inclusion, and belonging. Previously, from June 2018 until April 2020, Ms. Moore was Executive Vice President of Communications and Public Affairs at the National Football League (“NFL”). As the NFL’s Global Chief Communications Officer, she was a member of the executive leadership team and responsible for managing the league’s corporate affairs. From July 2016 to June 2018, Ms. Moore was Senior Vice President of Public Policy and Government Affairs at the NFL. As Head of the NFL’s Washington, D.C. office, she led the league’s public policy agenda and managed the league’s political action committee. Prior to joining the NFL, from September 2015 until July 2016, Ms. Moore served as a Managing Director of The Glover Park Group, a leading national communications and government affairs consulting firm. She also spent 15 years in various staff positions in the United States Senate, most recently as the Deputy Staff Director of the Senate Finance Committee. Ms. Moore is a member of the West Virginia University Health System Board of Directors, where she serves on the Quality & Patient Safety Committee. She serves as a director on several nonprofit boards: the International Social Service, USA, Board of Directors, where she is Chair of the Development and Communications Committee; the West Virginia University Health System Board of Directors, where she is a member of the Quality & Patient Safety Committee; the University of Florida Foundation National Board of Directors, where she is as a member of the Audit and Nominating Committees; the University of Florida Alumni Association Board of Directors, where she is a member of the Executive Committee; and the DC Rape Crisis Center Board of Directors, where she is a member of the Fundraising Committee. Ms. Moore holds a B.A. in English and an M.Ed. in Student Personnel in Higher Education, both from the University of Florida.
We believe Ms. Moore is qualified to serve on the Board due, among other things, to her experience and background in managing large-scale corporations, including experience in the front office of the National Football League, as well as her service as a member of the board of directors of numerous entities.
Theodore Schwartz. Theodore Schwartz has served on the Board since July 2021. Mr. Schwartz is a Co-Founder of OppFi-LLC and has been served on its board of managers from its founding in 2012 until July 2021. Mr. Schwartz is also a Founder and Managing Partner of Schwartz Capital Group, where he focuses on the firm’s direct equity investment efforts and works extensively with portfolio companies on their customer strategies. He is also a Co-Founder of Strand Equity Partners, a leading consumer growth equity firm led by experienced investors and entrepreneurs. Prior to founding Schwartz Capital and Strand Equity Partners, Mr. Schwartz was founder and Chairman of APAC Customer Services, Inc. (“APAC”), a company he founded in 1992. Under his direction and stewardship, APAC was a pioneer employing over 25,000 people and remains a leader in providing outsourced solutions for a wide range of Fortune 500 clients. Mr. Schwartz took APAC public via an initial public offering in 1995 and sold the remainder of his shares to JP Morgan in 2011. He enjoys building businesses and mentoring management teams. In addition, he has been extensively involved in various philanthropic efforts.
We believe that Mr. Schwartz is qualified to serve on the Board due to his experience as a Co-Founder of OppFi-LLC, as a major stockholder and due to his extensive experience leading companies from the growth stage through public listing.

David Vennettilli. David Vennettilli has served on the Board since July 2021. Mr. Vennettilli was an advisor to OppFi-LLC’s board of managers prior to July 2021 and served in that role since 2015. Mr. Vennettilli is also a Partner at Schwartz Capital Group, a role in which he has served since 2015, where he leads the firm’s private equity, real estate and opportunistic equity efforts. Mr. Vennettilli is also a Partner of Strand Equity Partners, a leading consumer growth equity firm led by experienced investors and entrepreneurs, where he focuses on M&A execution and portfolio company management. Previously, Mr. Vennettilli worked in private equity at GTCR in Chicago from 2011 to 2015, focusing on information services, software and technology investments. Prior to joining GTCR, he worked in investment banking at Moelis & Company in New York. Mr. Vennettilli graduated with high distinction from the University of Michigan Ross School of Business with a BBA in Finance and Accounting.

We believe that Mr. Vennettilli is qualified to serve on the Board due to his experience as an advisor to OppFi-LLC’s board of managers since 2015 and due to his extensive experience in finance and as a private equity investor.

Greg Zeeman. Greg Zeeman has served on the Board since July 2021. Mr. Zeeman is currently the Chief Executive Officer of Oasis Financial, a leading privately held specialty finance company focused on consumer and commercial legal finance, headquartered in Rosemont, Illinois. Prior to that, he was Chief Operating Officer at Enova International and previously held various roles at multinational banking and financial services company HSBC, including as Chief Operating Officer of HSBC North America Holdings and Deputy Chief Executive Officer of HSBC Singapore. He is also a member of the non-profit board of the Daniel Murphy Scholarship Fund. Mr. Zeeman holds a Bachelor of Arts in Economics and Political Science from the University of North Carolina at Chapel Hill and a Master of Business Administration from Harvard Business School.
We believe Mr. Zeeman is qualified to serve on the Board based on his extensive executive leadership and management experience and his significant strategic and leadership expertise in the financial services industry.

Corporate Governance Guidelines and Code of Business Conduct and Ethics
The Board has adopted Corporate Governance Guidelines. The Corporate Governance Guidelines address, among other things, items such as the qualifications and responsibilities of its directors and director candidates and corporate governance policies and standards applicable to the Company and the Board. In addition, the Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. Copies of the Corporate Governance Guidelines and the Code of Business Conduct and Ethics are posted on the “Governance — Governance Documents” section of the “Investors” page of our website located at www.oppfi.com, or by writing to our Corporate Secretary at our offices at 130 E. Randolph Street, Suite 3400, Chicago, IL 60601. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and officers on the same website.
Family Relationships

Todd G. Schwartz, our Chief Executive Officer and Executive Chairman, is the son of Theodore Schwartz, a director.

Committees of the Board
The standing committees of the Board currently include the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of the committees report to the Board as they deem appropriate and as the Board may request. The current composition, duties and responsibilities of these committees are set forth below.
Audit Committee
The principal functions of the Audit Committee include, among other things:
•assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm, the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
•setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s

Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•reviewing with management, the independent, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.
The Audit Committee consists of Mr. Zeeman, Ms. Moore and Ms. Favilla, with Mr. Zeeman serving as the chair of the Audit Committee. The Board has determined that each of Mr. Zeeman, Ms. Moore and Ms. Favilla qualify as Audit Committee Independent and that Mr. Zeeman qualifies as an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K. The Board has adopted a written charter for the Audit Committee, which is available free of charge on our corporate website (oppfi.com).
Compensation Committee

The principal functions of the Compensation Committee include, among other things:

•reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•reviewing and making recommendations to our Board with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

•reviewing our executive compensation policies and plans;

•implementing and administering our incentive compensation equity-based remuneration plans;

•assisting management in complying with our proxy statement and annual report disclosure requirements;

•approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•if required, producing a report on executive compensation to be included in our annual proxy statement; and

•reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Compensation Committee consists of Ms. Favilla, Mr. Zeeman and Mr. Vennettilli with Mr. Vennettilli serving as the chair of the Compensation Committee. Under NYSE rules, as a controlled company, the Company is not required to have a Compensation Committee composed entirely of independent directors. The Board has determined that Ms. Favilla and Mr. Zeeman each qualifies as Compensation Committee Independent. The Board has adopted a written charter for the Compensation Committee, which is available free of charge on our corporate website (oppfi.com).
Nominating and Corporate Governance Committee

The principal functions of the Nominating and Corporate Governance Committee include, among other things:
•identifying, evaluating and selecting, or making recommendations to the Board regarding, nominees for election to the Board and its committees;
•evaluating the performance of the Board and of individual directors;

•considering, and making recommendations to the Board regarding the composition of the Board and its committees;

•reviewing developments in corporate governance practices;

•evaluating the adequacy of the corporate governance practices and reporting;

•overseeing our corporate governance policies and reporting;

•reviewing related person transactions; and

•developing, and making recommendations to the Board regarding, corporate governance guidelines and matters.

The Nominating and Corporate Governance Committee consists of Ms. Moore, Mr. Todd Schwartz and Mr. Vennettilli, with Mr. Todd Schwartz serving as the chair of the Nominating and Corporate Governance Committee. Under NYSE rules, as a controlled company, the Company is not required to have a Nominating and Corporate Governance Committee composed entirely of independent directors. The Board has determined that Ms. Moore qualifies independent under Rule 303A.02 of the NYSE Listed Company Manual (“NYSE Independent”). The Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available free of charge on our corporate website (oppfi.com).

Board Composition
The Company has entered into that certain Investor Rights Agreement, dated as of July 20, 2021 (the “Investor Rights Agreement”), with FG New America Investors LLC (the “Sponsor”), D. Kyle Cerminara, Larry G. Swets, Jr., Joseph Moglia, Nicholas Rudd, Hassan Baqar and Robert Weeks (together with the Sponsor, the “Founder Holders”), the Members (as defined below), the Members’ Representative (as defined below) and certain other parties. Pursuant to the terms of the Investor Rights Agreement, Todd G. Schwartz, as representative (the “SCG Holders’ Representative”) of the affiliates of Schwartz Capital Group, LTHS Capital Group, LP, and TGS Capital Group, LP, and any of their respective permitted transferees under
Investor Rights Agreement, had the right to nominate five directors to the Board, including two directors who qualified as NYSE Independent. The directors nominated by the SCG Holders’ Representative initially were Theodore Schwartz, Todd Schwartz, David Vennettilli, Christina Favilla and Jocelyn Moore, with Christina Favilla and Jocelyn Moore qualifying as NYSE Independent. The Investor Rights Agreement also provided that remainder of the directors would initially be Jared Kaplan, the Company’s former Chief Executive Officer, and one additional director qualifying as NYSE Independent chosen by the Nominating and Corporate Governance Committee of the Board, who initially was Greg Zeeman.

ITEM 11.     EXECUTIVE COMPENSATION

Overview of Executive Compensation

This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. As an “emerging growth company” and a “smaller reporting company,” as such terms are defined in the rules promulgated under the Securities Act of 1933, as amended, we have opted to comply with the executive compensation disclosure rules applicable to smaller reporting companies. The scaled down disclosure rules require compensation disclosure for each person who served as our principal executive officer during 2021 and the two most highly compensated executive officers who did not serve as our principal executive officer whose total compensation for 2021 exceeded $100,000 and who were serving as executive officers as of December 31, 2021. We refer to these individuals as “named executive officers.”
Prior to the closing on July 8, 2021 (the “Closing”) of the business combination of FG New America Acquisition Corp. (“FGNA”) and OppFi-LLC (the “Business Combination”), none of the individuals who served as an executive officer of in 2020 or 2021 received any cash compensation for services rendered to FGNA. The then-current executive officers were reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination.
For 2021, OppFi’s named executive officers were:
• Jared Kaplan, former Chief Executive Officer
• Neville Crawley, former Chief Executive Officer and President
• Shiven Shah, former Chief Financial Officer

The objective of our executive compensation program is to provide a total compensation package that will enable us to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our equity holders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward named executive officers for performance.

2021 Compensation of Named Executive Officers

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program. In general, we seek to provide a base salary level designed to reflect each executive officer’s scope of responsibility and accountability. See the

“Salary” column in the 2021 Summary Compensation Table for the base salary amounts earned by the named executive officers in 2021.

Bonuses

Bonus compensation is designed to hold executives accountable, reward executives based on actual business results and help create a “pay for performance” culture. Each named executive officer’s employment agreement set the target bonus as a percentage of base salary. In April 2021, a bonus plan (the “2021 Bonus Plan”) was designed for the Company and implemented following the Closing. The 2021 Bonus Plan established the bonus metrics for the fiscal year ended December 31, 2021 for our named executive officers and provided that 75% of the bonus for each named executive officer would be awarded based on the achievement of certain financial metrics identified under the 2021 Bonus Plan, with a payout floor of 75% of each metric to be achieved for any payment and a payout cap of 200% on each metric. Additionally, the failure to achieve the payout floor of 75% on any metric would reduce the payout cap for all other metrics to 125%. The 2021 Bonus Plan also provided that 25% of the bonus would be awarded based on the achievement of management business objectives. See the “Non-Equity Incentive Plan Awards” column in the 2021 Summary Compensation Table for the bonus amounts earned by the named executive officers in 2021 under the 2021 Bonus Plan.

Equity Awards

The OppFi Inc. 2021 Equity Incentive Plan

On July 20, 2021, the Company established the OppFi Inc. 2021 Equity Incentive Plan (the “Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of December 31, 2021, the maximum aggregate number of shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), that may be issued under the Plan was 11,500,000 shares. The maximum aggregate number of shares became subject to annual increases beginning on January 1, 2022 and continuing on the first day of each subsequent fiscal year through and including the tenth anniversary of the commencement of the initial annual increase, which are currently equal to the lesser of two percent of the number of shares of Class A Common Stock outstanding at the conclusion of the Company’s immediately preceding fiscal year, or an amount determined by the Board.
Stock options granted to date under the Plan (“Options”) generally vest over four years, with 25% of stock options vesting on the first anniversary of the grant and the remaining 75% vesting quarterly over the remaining 36 months. Under the terms of the Plan, option holders generally have a 10-year period to exercise the options before they expire.

Restricted stock units granted to employees and executive officers to date (“RSUs”) generally vest over four years, with 25% of the RSUs vesting on the first anniversary of the grant and the remaining 75% vesting quarterly over the remaining 36 months. RSUs granted to directors to date vest on the earlier of the one-year anniversary of grant or the date of the Company’s next annual meeting of stockholders.

Performance stock units (“PSUs”) granted as RSUs with performance based vesting conditions to executive officers to date generally vest over four years, subject to the achievement of specified performance targets.

See the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the awards received by the named executive officers in 2021.
The OppFi Management Holdings, LLC Profits Interest Plan

Prior to the Closing, OppFi-LLC granted equity compensation in the form of profits interests as Class A shares (“Class A Shares”) of OppFi Management Holdings, LLC (“OFMH”) pursuant to the OppFi Management Holdings, LLC Profits Interest Plan (the “OFMH Management Plan”). In 2021, no Class A Shares were granted, and all existing Class A Shares were recapitalized in connection with the Closing. Class A Shares are subject to time-based and performance-based vesting criteria. One hundred percent (100%) of any unvested time-based interests will accelerate in the event of a “Sale of the Company,” which is generally defined as a sale or transfer of all or substantially all of the assets of OppFi-LLC and its subsidiaries to an independent third party, any merger, consolidation or reorganization to which OppFi-LLC and an independent third party are parties, except for a merger, consolidation or reorganization in which, after giving effect to such merger, consolidation or reorganization, the holders of OppFi-LLC’s outstanding securities (on a fully-diluted basis) immediately prior to the merger, consolidation or reorganization will own, directly or indirectly, immediately following the merger, consolidation or reorganization, securities holding a majority of the voting power of OppFi-LLC, or any sale, transfer or issuance or series of sales, transfers and/or issuances of OppFi-LLC’s securities which results in any independent third party owning a majority of the voting securities of OppFi-LLC. The Business Combination did not constitute a Sale of OppFi-LLC. Accordingly, none of the Class A Shares vested in connection with the Business Combination.

Under the OFMH Management Plan, one hundred percent (100%) of any performance-based interests become fully vested upon the earlier to occur of (i) a Sale of the Company in which interest holders of preferred shares and the named executive officer receive distributions of at least $75 million or (ii) any time after the grant date and prior to a Sale of the Company, interest holders of preferred shares and the named executive officer receive distributions of at least $50 million, (clauses (i) an (ii), the “Performance Vesting Triggers”). All performance-based interests vested prior to the Closing because interest holders of preferred shares received distributions of at least $50 million prior to the Closing.
Perquisites

The Company maintains a 401(k) plan for its employees, including its executive officers, to encourage its employees to save some portion of their cash compensation for their eventual retirement. Pursuant to a discretionary employer match, during 2021, the Company matched all employee contributions at (i) 100% of the employee’s contribution up to a limit of 3% of the employee’s eligible compensation and (ii) 50% of the employee’s contribution between 3-5% up to a maximum of 4% of the employee’s eligible compensation. The Company also provides semi-annual HSA matching contributions to those eligible plan participants who are actively employed at the time of each match payment and are enrolled in our high deductible medical plan. Matching payments are generally made on the second pay dates of March and September of each calendar year. Eligible plan participants who elect individual coverage receive a $125 employer contribution on each semiannual payment date, and those who also cover a spouse, child(ren), or family receive a $250 employer contribution on each semiannual payment date.
Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, and paid to OppFi’s named executive officers for the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Profits Interests ($)(1)	Option Awards ($)(1)		Non-Equity Incentive Plan Awards ($)		All Other Compensation ($)		Total ($)
Jared Kaplan	2021	$491,346	$—	$1,500,000	(2)	$—	$4,898,678	(3)	$450,000	(4)	$16,352	(5)	$7,356,376
Former Chief Executive Officer	2020	$441,346	$—	$—		$61,002	$—		$450,707		$11,400		$964,455
Neville Crawley	2021	$176,923	$—	$2,000,000	(6)	$—	$2,939,207	(7)	$175,000	(4)	$—		$5,291,130
Former Chief Executive Officer and Former President
Shiven Shah	2021	$364,615	$—	$600,000	(8)	$—	$1,469,603	(9)	$202,500	(4)	$12,580	(10)	$2,649,298
Former Chief Financial Officer	2020	$311,538	$—	$—		$8,938	$—		$225,000		$11,400		$556,876

(1)
The amounts in this column reflect the aggregate grant date fair value of awards calculated in accordance with FASB ASC Topic 718. See Note 10 to the Company’s audited consolidated financial statements included in the Original Report for a discussion of all assumptions made by us in determining the grant-date fair value of these awards.

(2)
Represents RSUs granted pursuant to the Plan on October 1, 2021 and does not account for subsequent forfeitures. Mr. Kaplan ceased to be our Chief Executive Officer on December 31, 2021, and 46,209 of such RSUs will vest upon the one-year anniversary of the date of grant, subject to Mr. Kaplan’s continued service as a director. The remaining 138,628 of such RSUs were forfeited by Mr. Kaplan.

(3)
Represents Options granted pursuant to the Plan on July 21, 2021 and does not account for subsequent forfeitures. Mr. Kaplan ceased to be our Chief Executive Officer on December 31, 2021, and 500,000 of such Options will vest upon the one-year anniversary of the date of grant, subject to Mr. Kaplan’s continued service as a director. The remaining 1,500,000 of such Options were forfeited by Mr. Kaplan. Upon vesting, the Options not forfeited will remain exercisable following vesting for 10 years from the date of grant.

(4)	Represents amounts paid under the 2021 Bonus Plan.
(5)	The amounts in this column represent OppFi’s matching contributions to the named executive officer’s 401(k) plan account, and for 2021 also includes life insurance premiums, health savings account matching contributions and dependent care contributions.
(6)
Represents RSUs granted pursuant to the Plan on October 1, 2021 and does not account for subsequent forfeitures. Mr. Crawley ceased to be our Chief Executive Officer on February 28, 2022, and 25,671 of such RSUs vested upon such date. The remaining 220,778 of such RSUs were forfeited by Mr. Crawley.

(7)	Represents Options granted pursuant to the Plan on July 21, 2021 and does not account for subsequent forfeitures. Mr. Crawley ceased to be our Chief Executive Officer on February 28, 2022, and 175,000 of such Options vested upon such date. The remaining 1,025,000 of such Options were forfeited by Mr. Crawley. The Options not forfeited will remain exercisable following vesting for three years from February 28, 2022.
(8)	Represents RSUs granted pursuant to the Plan on October 1, 2021 and does not account for subsequent forfeitures. Mr. Shah ceased to be our Chief Financial Officer on March 25, 2022, and 18,484 of such RSUs will vest on June 30, 2022. The remaining 55,451 of such RSUs will be forfeited by Mr. Shah.
(9)	Represents Options granted pursuant to the Plan on July 21, 2021 and does not account for subsequent forfeitures. Mr. Shah ceased to be our Chief Financial Officer on March 25, 2022, and 150,000 of such Options will vest on June 30, 2022. The remaining 450,000 of such Options will be forfeited by Mr. Shah. The Options not forfeited will remain exercisable following vesting for three years from March 25, 2022.
(10)
The amounts in this column represent matching contributions to the named executive officer’s 401(k) plan account, and for 2021 also includes life insurance premiums and health savings account matching contributions.

Employment Arrangements
OppFi’s named executive officers for the year ended December 31, 2021 were each party to an employment agreement with OppFi-LLC. Each such agreement has been terminated as set forth below. Neither Todd G. Schwartz, our Chief Executive Officer, nor Pamela Johnson, our Chief Financial Officer and Chief Accounting Officer, are currently party to an employment agreement with the Company.

Jared Kaplan
Mr. Kaplan’s employment agreement with OppFi-LLC, dated as of September 16, 2015, provided for Mr. Kaplan to serve as Chief Executive Officer and member of OppFi-LLC’s board of managers. The employment agreement provided for Mr. Kaplan to receive an annual base salary and to participate in a cash bonus plan with a target of 75% of base salary based on annual performance standards to be established by the board of managers. Mr. Kaplan was also given the opportunity to co-invest and received profits interest grants in OppFi-LLC upon his hiring.

Effective December 31, 2021, Mr. Kaplan’s employment as Chief Executive Officer was terminated. The Company agreed to continue to pay Mr. Kaplan his existing base salary and reimbursements for COBRA healthcare expenses for 12 months following the termination date, to award Mr. Kaplan a bonus for the 2021 fiscal year, subject to the achievement of previously determined financial and operating metrics, to continue to vest Mr. Kaplan’s profits interests granted pursuant to the OppFi Management Plan through October 1, 2022 and to continue to vest Mr. Kaplan’s Options and RSUs granted pursuant to the Plan on July 21, 2021 and October 1, 2021, respectively, such that the Options and the RSUs will continue to vest through July 21, 2022 and October 1, 2022, respectively, provided in each case that Mr. Kaplan remains a director until the respective vesting date. Mr. Kaplan executed a release of claims in favor of the Company and agreed to be subject to customary restrictive covenants, including non-competition and non-solicitation covenants. Mr. Kaplan has continued to serve as a director of OppFi.

Neville Crawley

Mr. Crawley’s employment agreement, dated July 8, 2021, provided for Mr. Crawley to serve as OppFi’s President. Effective January 1, 2022, Mr. Crawley was appointed as OppFi’s Chief Executive Officer. Mr. Crawley’s agreement provided for Mr. Crawley to receive an annual base salary and to participate in a cash bonus plan with a target of 40% of base salary based on annual performance standards to be established by the Board of Managers. Mr. Crawley’s agreement also provided for grants of Options and RSUs under the Plan.
Effective February 28, 2022, Mr. Crawley’s employment as the Chief Executive Officer and a director of OppFi was terminated. The Company agreed to continue to pay Mr. Crawley his current base salary and reimbursements for COBRA healthcare expenses for 12 months following the termination date, as well as pro rata bonuses for the prior and current fiscal years in the amount of $175,000 and, $85,000, respectively. In addition, the Company agreed to accelerate the vesting of 175,000 of Mr. Crawley’s outstanding Options and 25,671 of his outstanding RSUs granted pursuant to the Plan. Mr. Crawley has executed a release of claims in favor of the Company and its affiliates and will be subject to customary restrictive covenants, including non-competition and non-solicitation covenants as set forth in his employment agreement.

Shiven Shah
Mr. Shah’s employment agreement with OppFi-LLC, dated as of February 28, 2022, provided for Mr. Shah to continue to serve as OppFi’s Chief Financial Officer. The employment agreement provided for Mr. Shah to receive an annual base salary of $375,000 and to participate in a cash bonus plan with a target of 60% of base salary based on annual performance standards to be established by the Compensation Committee of the Board.
Effective March 25, 2022, Mr. Shah ceased to be our Chief Financial Officer. Mr. Shah has agreed to serve in an advisory role with the Company through the end of the second quarter of 2022, and he will be entitled to receive benefits under his employment agreement. Mr. Shah’s employment agreement provides for (i) cash severance equal to the sum of one year’s base salary, payable in substantially equal installments in accordance with the Company’s regular payroll cycle, (ii) an amount equal Mr. Shah’s 2022 bonus, to the extent earned, which will be prorated based on service through June 30, 2022, to be paid in a lump sum by March 15, 2023 and (iii) accelerated vesting of 150,000 of Mr. Shah’s outstanding Options and 18,484 of his outstanding RSUs granted pursuant to the Plan. Mr. Shah is required to execute a release of claims in favor of the Company and its affiliates and will be subject to customary restrictive covenants, including non-competition and non-solicitation covenants as set forth in his employment agreement.

Equity Awards at 2021 Fiscal Year-End

The following table presents information regarding the outstanding awards held by each of the named executive officers as of December 31, 2021, all of which were made under the Plan and the OFMH Management Plan.

Name	Number of Securities Underlying Unexercised Stock Options (Excercisable) (#)	Number of Securities Underlying Unexercised Stock Options (Unexcercisable) (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Performance-Based Vested Stock That Have Not Vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jared Kaplan	—	1,000,000	(1)	$10.45	7/21/2031
	—	1,000,000	(1)	$20.00	7/21/2031
						184,837	(2)	$—	—		$839,160	(4)
						—		$—	70,624	(3)	$320,633	(4)
Neville Crawley	—	600,000	(5)	$10.45	7/21/2031
	—	600,000	(5)	$20.00	7/21/2031
						246,449	(6)	$—	—		$1,118,878	(4)
Shiven Shah	—	300,000	(7)	$10.45	7/21/2031
	—	300,000	(7)	$20.00	7/21/2031
						73,935	(8)	$—	—		$335,665	(4)

(1)
Represents Options granted pursuant to the Plan on July 21, 2021 and does not account for subsequent forfeitures. Mr. Kaplan ceased to be our Chief Executive Officer on December 31, 2021, and 250,000 of such Options will vest upon the one-year anniversary of the date of grant, subject to Mr. Kaplan’s continued service as a director. The remaining 750,000 of such Options were forfeited by Mr. Kaplan. Upon vesting, the Options not forfeited will remain exercisable following vesting for 10 years from the date of grant.

(2)
Represents RSUs granted pursuant to the Plan on October 1, 2021 and does not account for subsequent forfeitures. Mr. Kaplan ceased to be our Chief Executive Officer on December 31, 2021, and 46,209 of such RSUs will vest upon the one-year anniversary of the date of grant, subject in each case to Mr. Kaplan’s continued service as a director. The remaining 138,628 of such RSUs were forfeited by Mr. Kaplan.

(3)
Represents unvested Class A Shares granted pursuant to the OFMH Management Plan subject to a Management Profits Interest Agreement entered into with OppFi-LLC as of June 8, 2020, which was subsequently amended on January 6, 2022, and does not account for subsequent forfeitures or 25,192 Class A Shares that are subject to certain restrictions and potential forfeiture pending the achievement of certain earnout targets in connection with the Business Combination (“Earnout Units”). 54,156 of such Class A Shares were forfeited on January 6, 2022.

(4)
The market value calculations reported in this column are computed by multiplying $4.54, the closing price per share of the Class A Common Stock on December 31, 2021, by the number of shares underlying the award.

(5)
Represents Options granted pursuant to the Plan on July 21, 2021 and does not account for subsequent forfeitures. Mr. Crawley ceased to be our Chief Executive Officer on February 28, 2022, and 87,500 of such Options vested upon such date. The remaining 512,500 of such Options were forfeited by Mr. Crawley. The Options not forfeited will remain exercisable following vesting for three years from February 28, 2022.

(6)
Represents RSUs granted pursuant to the Plan on October 1, 2021 and does not account for subsequent forfeitures. Mr. Crawley ceased to be our Chief Executive Officer on February 28, 2022, and 25,671 of such RSUs vested upon such date. The remaining 220,778 of such RSUs were forfeited by Mr. Crawley.

(7)
Represents Options granted pursuant to the Plan on July 21, 2021 and does not account for subsequent forfeitures. Mr. Shah ceased to be our Chief Financial Officer on March 25, 2022, and 75,000 of such Options will vest on June 30, 2022. The remaining 225,000 of such Options will be forfeited by Mr. Shah. The Options not forfeited will remain exercisable following vesting for three years from March 25, 2022.

(8)
Represents RSUs granted pursuant to the Plan on October 1, 2021 and does not account for subsequent forfeitures. Mr. Shah ceased to be our Chief Financial Officer on March 25, 2022, and 18,484 of such RSUs will vest on June 30, 2022. The remaining 55,451 of such RSUs will be forfeited by Mr. Shah.

Director Compensation

Prior to the Business Combination

Prior to the Closing, none of the individuals who served on FGNA’s board of directors in 2021 received any compensation for services rendered to FGNA. The then-current directors were reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination. FGNA’s then-current audit committee reviewed on a quarterly basis all payments that were made to, among others, the FGNA directors.
At and Following the Business Combination
Following the Closing, we adopted a new Board compensation program (the “Director Compensation Program”) that is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage their ownership of our stock to further align their interests with those of our stockholders.
The Director Compensation Program provides for an annual equity retainer with a grant date fair value equal to $150,000 to our eligible directors. This annual retainer is paid in the form of restricted stock units under the Plan, which will vest in their entirety into shares of our Class A Common Stock on the earlier of (i) the one-year anniversary of the date of grant or (ii) the date of the next annual meeting of stockholders following the grant date, subject to continued service.

The Director Compensation Program also provides for quarterly cash payments in the annualized amount of (i) a $50,000 retainer for service on the Board, (ii) a $45,000 retainer for service as Executive Chairman of the Board, (iii) a $25,000 retainer for service as lead independent director, (iv) a $8,000 retainer ($18,000 for the chair) for service on the Compensation Committee, (v) a $10,000 retainer ($22,500 for the chair) for service on the Audit Committee and (vi) a $7,000 retainer ($12,000 for the chair) for service on the Nominating and Corporate Governance Committee. With respect to the directors’ compensation for the period from the Closing through the December 31, 2021, the eligible directors received prorated cash retainers to reflect the shortened service period.
The table below summarizes the compensation earned by our directors/and or paid by the Company to our non-employee directors for fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash (Meeting Fees and Retainers) ($)		Stock Awards ($)	All Other Compensation ($)	Total ($)
Todd Schwartz	$51,250	(1)	$150,000	$—	$201,250
Christina Favilla	$30,304	(2)	$150,000	$—	$180,304
Jocelyn Moore	$41,000	(3)	$150,000	$—	$191,000
Theodore Schwartz	$22,283	(4)	$150,000	$—	$172,283
David Vennettilli	$33,424	(5)	$150,000	$—	$183,424
Greg Zeeman	$32,310	(6)	$150,000	$—	$182,310

(1)
Includes the prorated amounts from the Closing Date for the annual retainers of $50,000 for service on the Board, $45,000 for service as Executive Chairman of the Board, $12,000 for service as the chair of the Nominating and Corporate Governance Committee and $8,000 for service on the Compensation Committee.

(2)
Includes the prorated amounts from the Closing Date for the annual retainers of $50,000 for service on the Board, $10,000 for service on the Audit Committee and $8,000 for service on the Compensation Committee.

(3)
Includes the prorated amounts from the Closing Date for the annual retainers of $50,000 for service on the Board, $25,000 for service as lead independent director, $10,000 for service on the Audit Committee and $7,000 for service on the Nominating and Corporate Governance Committee.

(4)	Includes the prorated amount from the Closing Date for the annual retainer of $50,000 for service on the Board.
(5)
Includes the prorated amounts from the Closing Date for the annual retainers of $50,000 for service on the Board, $18,000 for service as the chair of the Compensation Committee and $7,000 for service on the Nominating and Corporate Governance Committee.

(6)	Includes the prorated amounts from the Closing Date for the annual retainers of $50,000 for service on the Board and $22,500 for service as the chair of the Audit Committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of shares of our common stock as of April 29, 2022 by:
•each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Class A Common Stock;

•each of our executive officers and directors; and
•our executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined according to the rules and regulations of the SEC, which generally provide that a person has beneficial ownership of a security if such person possesses sole or shared voting or investment power over that security, including options, warrants and exchange rights that are currently exercisable or exercisable within 60 days. In computing the number of shares beneficially owned by a person and the percentage ownership of that person in the table below, all shares subject to options, warrants and exchange rights units held by such person were deemed outstanding if such securities are currently exercisable or exercisable within 60 days of April 8, 2022. These shares were not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person. The following table also includes Class A common units of OppFi-LLC (“OppFi Units”), OppFi Units retained by the members of OppFi-LLC prior to Closing (the “Members”) immediately following the Closing (“Retained OppFi Units”) and Earnout Units, in each case that may be exchanged for shares of Class A Common Stock pursuant to the exercise of pursuant to the Members’ rights to exchange each Retained OppFi Unit from time to time for either one share of Class A Common Stock or, at the election of the Company, the cash equivalent of the market value of one share of Class A Common Stock (“Exchange Rights”), whether or not such Exchange Rights are or may be exercisable within 60 days of April 8, 2022.
The beneficial ownership of common stock is based on 13,349,150 shares of Class A Common Stock, 0 shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”), and 96,338,474 shares of Class V common stock, par value $0.0001 per share (“Class V Common Stock”), issued and outstanding as of April 29, 2022.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Directors and Executive Officers:
Todd G. Schwartz(2)	96,338,474	87.83%
Theodore Schwartz(3)	33,726,877	30.75%
Jared Kaplan(4)	8,424,820	7.68%
Christina Favilla	—	—%
Jocelyn Moore	—	—%
David Vennettilli(5)	275,109	*
Greg Zeeman	—	—%
Pamela Johnson	—	—%
Christopher McKay(6)	1,967,030	1.79%

All directors and executive officers as a group	96,338,474	87.83%

Five Percent Holders:
OppFi Shares, LLC(7)	96,338,474	87.83%
TGS Capital Group, LP(2)	33,750,962	30.77%
LTHS Capital Group LP(3)	33,726,877	30.75%
Tracy Ward(8)	7,310,213	6.66%
LMR Partners(9)	817,499	*

*	Less than one percent
(1)	Unless otherwise indicated, the business address of each of the individuals and entities is 130 E. Randolph Street, Suite 3400, Chicago, Illinois 60601
(2)	Represents 96,338,474 shares of Class V Voting Stock held of record by OppFi Shares, LLC (“OFS”) (including 25,500,000 shares of Class V Voting Stock that correspond to an equivalent number of Earnout Units), which has voting power over such shares of Class V Common Stock and which is 100% owned by TGS Revocable Trust, whose sole trustee is Todd G. Schwartz. The shares of Class V Voting Stock held of record by OFS include (i) 33,750,962 shares of Class V Voting Stock that correspond to an equivalent number of Retained OppFi Units (including 8,873,734 Earnout Units) held indirectly by Mr. Schwartz through TGS Capital Group, LP, of which Mr. Schwartz is the general partner, and (ii) 2,641,667 shares of Class V Voting Stock that correspond to an equivalent number of Retained OppFi Units (including 694,542 Earnout Units) held indirectly by Mr. Schwartz through TGS MCS Capital Group LP. The shares of Class V Voting Stock that correspond to Retained OppFi Units held indirectly by Mr. Schwartz include the shares that correspond to 67,867 Retained OppFi Units (including 17,724 Earnout Units) that were reallocated in connection with the forfeiture of unvested OppFi Units by certain Members. Mr. Schwartz disclaims beneficial ownership of the Retained OppFi Units held by TGS Capital Group, LP and TGS MCS Capital Group LP, except to the extent of his pecuniary interest therein. The business address of Mr. Schwartz is c/o TCS Group, LLC, One North Wacker Drive, Suite 3605, Chicago, IL 60606.
(3)	Represents shares of Class V Voting Stock that correspond to an equivalent number of Retained OppFi Units (including 8,867,405 Earnout Units) held indirectly by Theodore Schwartz through LTHS Capital Group LP. The shares of Class V Voting Stock that correspond to Retained OppFi Units held indirectly by Mr. Schwartz include the shares that correspond to 67,819 Retained OppFi Units (including 17,712 Earnout Units) that were reallocated in connection with the forfeiture of unvested OppFi Units by certain Members. Mr. Schwartz disclaims beneficial ownership of the Retained OppFi Units held by LTHS Capital Group LP, except to the extent of his pecuniary interest therein. The business address of Mr. Schwartz is c/o TCS Group, LLC, One North Wacker Drive, Suite 3605, Chicago, IL 60606.
(4)	Represents (i) 7,642,946 shares of Class V Voting Stock that correspond to an equivalent number of Retained OppFi Units (including 2,009,469 Earnout Units and 32,850 Retained OppFi Units subject to certain vesting provisions) held indirectly by Jared Kaplan through OFMH, which is a member of OppFi and of which Mr. Kaplan is a member, and (ii) 781,874 shares of Class V Voting Stock that correspond to an equivalent number of Retained OppFi Units (including 205,569 Earnout Units) held indirectly by Mr. Kaplan through JSK Management Holdings, LLC, of which Mr. Kaplan is the sole member. The shares of Class V Voting Stock that correspond to Retained OppFi Units held indirectly by Mr. Kaplan excludes the shares that correspond to a net forfeiture of 37,215 unvested Retained OppFi Units (including 9,815 Earnout Units) previously indirectly held by Mr. Kaplan.
(5)	Represents shares of Class V Voting Stock that correspond to an equivalent number of Retained OppFi Units (including 51,393 Earnout Units) held indirectly by David Vennettilli through DAV 513 Revocable Trust, of which Mr. Vennettilli is the sole trustee and sole beneficiary. The shares of Class V Voting Stock that correspond to Retained OppFi Units held indirectly by Mr. Vennettilli include the shares that correspond to 393 Retained OppFi Units (including 103 Earnout Units) that were reallocated in connection with the forfeiture of unvested OppFi Units by certain Members. Excludes shares of Class V Voting Stock that correspond to Retained OppFi Units held by each of TGS Capital Group LP, TGS MCS Capital Group LP, LTHS Capital Group LP, Ramble MCS Capital Group LP and Ward Capital Group LP, respectively. Mr. Vennettilli holds interests in each of the forgoing entities but does not have beneficial ownership of any such shares of Class V Voting Stock beneficially owned by such entities. The business address of Mr. Vennettilli is c/o TCS Group, LLC, One North Wacker Drive, Suite 3605, Chicago, IL 60606.
(6)	Represents 1,963,075 shares of Class V Voting Stock that correspond to an equivalent number of Retained OppFi Units (including 516,135 Earnout Units and 44,438 Retained OppFi Units subject to certain vesting conditions) held indirectly by Christopher McKay through OFMH, which is a member of OppFi and of which Mr. McKay is a member.
(7)	All shares of Class V Voting Stock are held of record by OFS, which has voting power over such shares of Class V Common Stock and which is 100% owned by TGS Revocable Trust, whose sole trustee is Todd Schwartz.
(8)	Represents (i) 4,668,546 shares of Class V Voting Stock that correspond to an equivalent number of Retained OppFi Units (including 1,227,445 Earnout Units) held indirectly by Tracy Ward through Ramble Capital Group, LP, and (ii) 2,641,667 shares of Class V Voting Stock that correspond to an equivalent number of Retained OppFi Units (including 694,542 Earnout Units) held indirectly by Ms. Ward through Ramble MCS Capital Group LP. The shares of Class V Voting Stock that correspond to Retained OppFi Units held indirectly by Ms. Ward include the shares that correspond to 14,699 Retained OppFi Units (including 3,839 Earnout Units) that were reallocated in connection with the forfeiture of unvested OppFi Units by certain Members. Ms. Ward disclaims beneficial ownership of the Retained OppFi Units held by Ramble Capital Group LP and Ramble MCS Capital Group LP, respectively, except to the extent of her pecuniary interest therein. The business address of Ms. Ward is c/o TCS Group, LLC, One North Wacker Drive, Suite 3605, Chicago, IL 60606.
(9)
LMR Master Fund Ltd directly holds warrants to purchase 408,749 shares of Class A Common Stock and LMR CCSA Master Fund Ltd directly holds warrants to purchase 408,750 shares of Class A Common Stock (“Warrants”). The shares of Class A Common Stock held by each of LMR Master Fund and LMR CCSA Master Fund represent approximately 3.1% and the shares of Class A Common Stock held by LMR Master Fund Ltd and LMR CCSA Master Fund Ltd in the aggregate represent approximately 6.2% of the outstanding shares of Class A Common Stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
    INDEPENDENCE

Other than compensation and indemnification arrangements for our directors and executive officers, described above, the following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:
•we, any of our subsidiaries or FGNA have been or are to be a participant;
•the amounts involved exceeded or exceeds the lesser of (i) $120,000 or (ii) 1% of the average of our total assets on a consolidated basis at year end for the past two fiscal years; and

•any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.
Related Party Transactions in Connection with the Business Combination
Waiver Letter

On July 15, 2021, the Company, OppFi-LLC, OFS and the Members’ Representative signed a letter agreement (the “Waiver Letter”), pursuant to which, among other things, OppFi-LLC agreed to waive the condition to Closing set forth in Section 8.1(c)(iii) of the Business Combination Agreement, dated as of February 9 , 2021 (the “Business Combination Agreement”), by and among the Company, OppFi-LLC, OFS, and the Members’ Representative, which required there to be no less than $200,000,000 of Available Closing Cash (as defined in the Business Combination Agreement) at Closing, but only to the extent that Available Closing Cash was not less than $83,000,000, and to revise the form of Investor Rights Agreement to permit the additional equity in the Company and OppFi-LLC issued in lieu of cash as a result of the foregoing waiver to be excluded from the lock-up provisions of the Investor Rights Agreement.
Sponsor Forfeiture Agreement
In connection with the signing of the Waiver Letter, on July 15, 2021, the Sponsor entered into a sponsor forfeiture agreement (the “Sponsor Forfeiture Agreement”) with FGNA and OppFi-LLC, pursuant to which the Sponsor agreed to forfeit: (i) 2,500,000 shares of Class B Common Stock, (ii) 1,600,000 warrants to acquire shares of Class A Common Stock underlying warrants issued to the Sponsor in a private placement concurrently with the IPO and (iii) 600,000 warrants to purchase Class A Common Stock at $15.00 per share issued to the Sponsor, held by it, immediately prior to and contingent upon the Closing.
Tax Receivable Agreement
At the Closing, the Company, OppFi, the Members and the Members’ Representative entered into a tax receivable agreement (the “Tax Receivable Agreement”), which provides for, among other things, payment by the Company to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash. As of December 31, 2021, the Company’s liability related to its expected obligations to the Members under the Tax Receivable Agreement was $23.3 million, Any such amounts payable will only be due once the relevant tax savings have been realized by the Company. See Note 2 to the Company’s audited consolidated financial statements included in the Original Report for a discussion of all assumptions related to the obligations to the Members under the Tax Receivable Agreement.

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
Investor Rights Agreement

At the Closing, the Company entered into the Investor Rights Agreement. Pursuant to the terms of the Investor Rights Agreement, among other things, (i) the Company, the Founder Holders and certain other parties terminated that certain Registration Rights Agreement, dated as of September 29, 2020, entered into by them in connection with FGNA’s initial public offering, (ii) the Members’ Representative will have the right to nominate five directors to the Board, subject to certain independence and holdings requirements, (iii) the Company agreed to provide certain registration rights for the shares of Class A Common Stock held by or issuable to the Members, the Founder Holders and certain other parties, and (iv) a certain Founder Holder and the Members agreed not to transfer, sell, assign, or otherwise dispose of the shares of Class A Common Stock and the OppFi Units held by such Founder Holder or such Members, as applicable, for twenty-four months and nine months, respectively, following the Closing, subject to certain exceptions.

Amended and Restated Limited Liability Company Agreement of OppFi-LLC
Immediately prior to the Closing, the Company, OppFi and the Members entered into the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (the “OppFi A&R LLCA”), which, among other things, (i) provided for a recapitalization of the ownership structure of OppFi, whereby following the execution of the OppFi A&R LLCA, the ownership structure of OppFi consists solely of the OppFi Units, (ii) designated the Company as the sole manager of OppFi, (iii) provides that the Members may exercise the Exchange Rights and (iv) otherwise amended and restated the rights and preferences of the OppFi Units, in each case, as more fully described in the OppFi A&R LLCA.
OppFi-LLC Related Party Transactions

Management Fee Agreement

On August 5, 2020, OppFi-LLC entered into a Management Fee Agreement (the “Management Agreement”) with TCS Group, L.L.C. d/b/a the Schwartz Capital Group, an Illinois limited liability company affiliated with the Schwartz family (“SCG”), pursuant to which SCG provided certain management and advisory services to OppFi in exchange for an annual management fee in an amount equal to $250,000. In addition, Theodore Schwartz and Todd G. Schwartz agreed to serve as members of OppFi-LLC’s board of managers and Mr. David Vennettilli agreed to serve as an advisor to OppFi-LLC’s board of managers in exchange for payment by OppFi-LLC to SCG of an annual board fee in an amount equal to $450,000. In connection with the Closing, the Management Agreement was terminated in exchange for a payment of $3,000,000.

Amended and Restated Business Loan Agreement

On April 15, 2019, OppFi-LLC entered into an Amended and Restated Business Loan Agreement (the “Loan Agreement”) with TCS Private Equity III, LLC – Series 34, a Delaware series limited liability company affiliated with the Schwartz family (“TCS”), pursuant to which TCS provided to OppFi an aggregate $4,000,000 senior subordinated secured credit facility bearing interest at 14% per annum. On March 30, 2021, the borrowings under the Loan Agreement were paid in full.

Controlled Company Status
We are a “controlled company” under the rules of the NYSE. As a result, we qualify for exemptions from, and may elect not to comply with, certain corporate governance requirements under NYSE’s corporate governance requirements, including the requirements that we have a board that is composed of majority of NYSE Independent directors and a Compensation Committee and a Nominating and Corporate Governance Committee that are composed entirely of independent directors. Even though we are a controlled company, we are required to comply with the rules of the SEC and the NYSE relating to the membership, qualifications and operations of the Audit Committee, as discussed below.
The rules of the NYSE define a “controlled company” as a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. The Members beneficially own approximately 87.8% of the combined voting power of the Common Stock. Accordingly, we qualify as a “controlled company” and will be able to rely on the controlled company exemption from the director independence requirements of the NYSE relating to the Board, Compensation Committee and Nominating and Corporate Governance Committee. As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance standards. Specifically, we currently do not have a majority of independent directors on our Board, and the Compensation Committee and Nominating and Corporate Governance Committee do not currently consist entirely of independent directors. If we cease to be a controlled company and our Class A Common Stock continues to be listed on NYSE, we will be required to comply with these requirements by the date our status as a controlled company changes or within specified transition periods applicable to certain provisions, as the case may be.

Director Independence
A director will only qualify as NYSE Independent if, in the opinion of the Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the rules of the NYSE. To qualify as intendent, Compensation Committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of the NYSE.
In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of the NYSE (“Audit Committee Independent”), a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the Board, or any other Board committee: (i) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries.
To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of the NYSE (“Compensation Committee Independent”), the board of directors must affirmatively determine that the member of the Compensation Committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.
The Board has undertaken a review of the independence of each director and considered whether each director has a relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, the Board determined that Christina Favilla, Jocelyn Moore and Greg Zeeman are NYSE Independent and Audit Committee Independent, representing three of our seven directors and that Mr. Zeeman is Compensation Committee Independent.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

RSM US LLP (“RSM”) has served as the Company’s independent registered public accounting firm since October 4, 2021 and served as OppFi-LLC’s auditor since 2014. On October 4, 2021, the Audit Committee dismissed Plante & Moran, PLLC (“Plante”), the Company’s independent registered public accounting firm prior to the Business Combination.

RSM
	2021		2020
Audit Fees	$716,000	(1)	$176,095	(2)
Audit-Related Fees	907,098	(3)	194,250	(4)
Tax Fees	531,750	(5)	244,989	(5)
All Other Fees	56,900	(6)	18,900	(7)
Total	$2,211,748		$634,234

(1)	Includes fees billed for professional services rendered for the annual financial statement audit and quarterly reviews.
(2)	Includes fees billed for professional services rendered for the annual financial statement audit.
(3)
Includes fees billed related to (i) the Business Combination, (ii) proxy statement review, (iii) reviews of Current Reports on Form 8-K and (iv) reviews of registration statements on Form S-1 and Form S-8 and consents related thereto.

(4)	Includes fees billed for PCAOB step-up audits, Quality of Earnings workpaper review and expanded audit procedures on fair value models.
(5)	Includes fees billed for tax compliance.
(6)	Includes fees billed for the employee benefit plan (“EBP”) audit and a stand alone entity licensing audit.
(7)	Includes fees billed for the EBP audit.

Plante
	2021		2020
Audit Fees	$45,500	(1)	$20,000	(2)
Audit-Related Fees	17,750	(3)	19,500	(4)
Tax Fees	—		—
All Other Fees	—		—
Total	$63,250		$39,500

(1)	Includes fees billed for professional services rendered for the audit of FGNA's Annual Report on Form 10-K and quarterly reviews.
(2)
Includes fees billed for professional services rendered for the audit of FGNA’s initial financial statements, audited balance sheet filed after FGNA’s initial public offering, and review of the financial information included in FGNA’s required filings with the SEC for the period from June 24, 2020 (inception) through September 30, 2020. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

(3)
Includes fees billed related to (i) the Business Combination, (ii) proxy statement review, (iii) reviews of Current Reports on Form 8-K and (iv) reviews of registration statements on Form S-1 and Form S-8 and consents related thereto.

(4)	Includes fees billed related to a consent and comfort letter issued in relation to FGNA’s initial public offering.

Pre-Approval Policies and Procedures

The formal written charter for our Audit Committee requires that the Audit Committee pre-approve all audit and non-audit services to be provided to us by our independent auditor, and establish policies and procedures for the Audit Committee’s pre-approval of permitted services in compliance with applicable SEC rules and review such pre-approval policies at least quarterly.
On at least an annual basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by our independent registered public accounting firm without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. Any subcommittee of the Audit Committee to which the Audit Committee delegates authority to make pre-approval decisions must report any such pre-approval decisions to the Audit Committee at its next scheduled meeting. If circumstances arise where it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories or above the pre-approved amounts, the Audit Committee requires pre-approval for such additional services or such additional amounts.

Prior to the Business Combination, all the services listed in the table above provided by RSM were approved by OppFi-LLC in accordance with its policies then in effect. Following the Business Combination, all of the services listed in the tables above provided by RSM were approved by our Audit Committee.

Part IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) The following is a list of documents filed as part of this report:

(1) All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original Report

(2) No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto contained in the Original Report.

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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K (File No. 001-96550) filed with the SEC on March 11, 2022).

10.1*
Tax Receivable Agreement, dated as of July 20, 2021, by and among the Company, Opportunity Financial, LLC, the Members and the Members’ Representative (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021)

10.2*
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

10.4*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.5+*
Executive Employment Agreement, dated July 8, 2021, by and between Opportunity Financial, LLC and Neville Crawley (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001- 39550) filed with the SEC on July 26, 2021).

10.6†+*	Employment Agreement, dated February 28, 2022, by and between Opportunity Financial, LLC and Mr. Shiven Shah.

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

10.50*	OppFi Inc. 2021 Equity Incentive Plan (incorporated by reference to Annex E of FG New America Acquisition Corp.’s Definitive Proxy Statement (File No. 001-39550) filed with the SEC on June 22, 2021).

10.51*	Form of OppFi Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.49 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.52*
Form of OppFi Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 (File No. 333-259854) filed with the SEC on September 28, 2021).

10.53*	OppFi Management Holdings, LLC Profits Interest Plan (incorporated by reference to Exhibit 10.50 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.54*
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

21.1	Subsidiaries of OppFi Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K (File No. 001-39550) filed with the SEC on March 11, 2022).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K (File No. 001-39550) filed with the SEC on March 11, 2022)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K (File No. 001-39550) filed with the SEC on March 11, 2022)

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
* Indicates a contract with management or compensatory plan or arrangement.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2022	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)
(On behalf of the Registrant and as Principal Financial and Accounting Officer)