Form 10-Q
period 2022-03-31
OppFi Inc.
filed 2022-05-06
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2022, there were 109,687,624 shares of common stock, including 13,349,150 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 96,338,474 shares of Class V common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of COVID-19 on our business, the impact of stimulus or other government programs, whether we will be successful in obtaining declaratory relief against the Commissioner of the Department of Financial Protection and Innovation for the State of California; whether we will be subject to the Fair Access to Credit Act, a/k/a AB 539, whether our bank partners will continue to lend in California, whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California, the risk that the business combination disrupts current plans and operations, the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain our key employees, costs related to the business combination, changes in applicable laws or regulations, the possibility that we may be adversely affected by other economic, business, and/or competitive factors and other risks contained in the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 11, 2022. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2022	2021
Assets
Cash(1)	$27,025	$25,064
Restricted cash(1)	32,921	37,298
Total cash and restricted cash	59,946	62,362
Finance receivables at fair value(1)	381,845	383,890
Finance receivables at amortized cost, net of allowance for credit losses of $931 and $803 as of March 31, 2022 and December 31, 2021, respectively, and unearned income of $232 and $286 as of March 31, 2022 and December 31, 2021, respectively(1)	4,811	4,220
Debt issuance costs, net(1)	1,037	1,525
Property, equipment and software, net	15,219	14,643
Operating lease right of use asset	15,114	—
Deferred tax asset	25,056	25,593
Other assets(1)	9,517	9,873
Total assets	$512,545	$502,106
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable(1)	$6,841	$6,100
Accrued expenses(1)	18,566	29,595
Operating lease liability	17,631	—
Secured borrowing payable(1)	19,176	22,443
Senior debt, net(1)	261,687	251,578
Warrant liabilities	8,836	11,240
Tax receivable agreement liability	23,218	23,272
Total liabilities	355,955	344,228
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of March 31, 2022 and December 31, 2021)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 13,349,150 and 13,631,484 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	1	1
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of March 31, 2022 and December 31, 2021)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 96,338,474 shares issued and outstanding as of March 31, 2022 and December 31, 2021)	10	10
Additional paid-in capital	61,931	61,672
Accumulated deficit	(70,689)	(70,723)
Total OppFi Inc.'s stockholders' deficit	(8,747)	(9,040)
Noncontrolling interest	165,337	166,918
Total stockholders' equity	156,590	157,878
Total liabilities and stockholders' equity	$512,545	$502,106

(1) Includes amounts in consolidated variable interest entities ("VIEs") presented separately in the table below.

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited) - Continued
(in thousands)

The following table summarizes the consolidated assets and liabilities of VIEs, which are included in the Consolidated Balance Sheets. The assets below may only be used to settle obligations of VIEs and are in excess of those obligations.

	March 31,	December 31,
	2022	2021
Assets of consolidated VIEs, included in total assets above
Cash	$55	$46
Restricted cash	23,837	25,780
Total cash and restricted cash	23,892	25,826
Finance receivables at fair value	379,773	379,512
Finance receivables at amortized cost, net of allowance for credit losses of $55 as of March 31, 2022	681	—
Debt issuance costs, net	1,037	1,525
Other assets	31	34
Total assets	$405,414	$406,897
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$17	$25
Accrued expenses	2,133	2,008
Secured borrowing payable	19,176	22,443
Senior debt, net	213,000	203,000
Total liabilities	$234,326	$227,476

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Interest and loan related income	$100,336	$84,103
Other income	374	154
	100,710	84,257
Change in fair value of finance receivables	(49,525)	(22,389)
Provision for credit losses on finance receivables	(457)	(7)
Net revenue	50,728	61,861
Expenses:
Salaries and employee benefits	16,833	14,272
Direct marketing costs	13,888	7,483
Interest expense and amortized debt issuance costs	7,448	4,471
Interest expense - related party	—	137
Depreciation and amortization	3,238	2,164
Technology costs	3,135	2,147
Professional fees	2,490	2,206
Payment processing fees	2,066	1,628
Occupancy	1,069	880
Management fees - related party	—	175
General, administrative and other	2,722	1,914
Total expenses	52,889	37,477
(Loss) income from operations	(2,161)	24,384
Other income:
Change in fair value of warrant liabilities	2,404	—
Income before income taxes	243	24,384
Provision for income taxes	540	—
Net (loss) income	(297)	$24,384
Net loss attributable to noncontrolling interest	(1,373)
Net income attributable to OppFi Inc.	$1,076

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.08	$—
Diluted	$0.08	$—
Weighted average common shares outstanding:
Basic	13,581,828	—
Diluted	13,635,483	—

Pro forma:
Pro forma income tax expense (unaudited)		$687
Pro forma net income (unaudited)		$23,697

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity / Members’ Equity (Unaudited)
(in thousands, except share data)

										Total
	Preferred Units		Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Noncontrolling	Stockholders' Equity /
	Units	Amount	Shares	Amount	Shares	Amount	in Capital	(Deficit) Earnings	Interest	Members' Equity
Balance, December 31, 2021	—	$—	13,631,484	$1	96,338,474	$10	$61,672	$(70,723)	$166,918	$157,878
Stock-based compensation	—	—	—	—	—	—	579	—	—	579
Repurchase of common stock	—	—	(282,334)	—	—	—	(374)	(1,042)	379	(1,037)
Member distributions	—	—	—	—	—	—	—	—	(587)	(587)
Tax receivable agreement	—	—	—	—	—	—	54	—	—	54
Net income (loss)	—	—	—	—	—	—	—	1,076	(1,373)	(297)
Balance, March 31, 2022	—	$—	13,349,150	$1	96,338,474	$10	$61,931	$(70,689)	$165,337	$156,590

Balance, December 31, 2020	41,102,500	$6,660	—	$—	—	$—	$352	$92,320	$—	$99,332
Effects of adopting fair value option	—	—	—	—	—	—	—	71,252	—	71,252
Profit interest compensation	—	—	—	—	—	—	49	—	—	49
Member distributions	—	—	—	—	—	—	—	(902)	—	(902)
Net income	—	—	—	—	—	—	—	24,384	—	24,384
Balance, March 31, 2021	41,102,500	$6,660	—	$—	—	$—	$401	$187,054	$—	$194,115

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(297)	$24,384
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in fair value of finance receivables	49,525	22,389
Provision for credit losses on finance receivables	457	7
Depreciation and amortization	3,238	2,164
Debt issuance cost amortization	609	521
Profit interest and stock-based compensation expense	579	49
Amortization of operating lease	4	—
Deferred income taxes	537	—
Change in fair value of warrant liabilities	(2,404)	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(44)	(1,366)
Other assets	356	(967)
Accounts payable	741	(859)
Accrued expenses	(8,570)	(966)
Net cash provided by operating activities	44,731	45,356

Cash flows from investing activities:
Finance receivables originated and acquired	(156,877)	(105,844)
Finance receivables repayments and recoveries	108,447	104,200
Purchases of equipment and capitalized technology	(3,814)	(2,998)
Net cash used in investing activities	(52,244)	(4,642)

Cash flows from financing activities:
Member distributions	(587)	(902)
Net payments of secured borrowing payable	(3,267)	(171)
Net advances of senior debt	10,000	16,199
Payment of subordinated debt - related party	—	(4,000)
Payment for debt issuance costs	(12)	(1,532)
Repurchases of common stock	(1,037)	—
Net cash provided by financing activities	5,097	9,594

Net (decrease) increase in cash and restricted cash	(2,416)	50,308

Cash and restricted cash
Beginning	62,362	45,657
Ending	$59,946	$95,965

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$6,735	$4,857

Supplemental disclosure of non-cash activities:
Non-cash change from adopting the fair value option on finance receivables	$—	$71,252
Increase in additional paid-in capital as a result of tax receivable agreement	$54	$—
Operating lease right of use asset recognized from adoption of ASU 2016-02	$15,459	$—
Operating lease liability recognized from adoption of ASU 2016-02	$17,972	$—

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Nature of Operations

OppFi Inc. (“OppFi”), formerly FG New America Acquisition Corp. (“FGNA”), collectively with its consolidated subsidiaries (“Company”), is a leading mission-driven financial technology platform that powers banks to offer accessible lending products to everyday consumers through its proprietary technology and artificial intelligence and a top-rated experience. OppFi’s platform facilitates credit access products primarily through its installment loan product, OppLoans. OppFi’s credit access products also include its payroll deduction secured installment loan product, SalaryTap, and credit card product, OppFi Card.

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

Following the Closing, the Company is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of March 31, 2022, OppFi owned approximately 12.2% of the OppFi Units and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

Note 2. Significant Accounting Policies

Basis of presentation and consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements pursuant to such rules and regulations.

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2021, filed with the SEC on March 11, 2022. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2022.

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

Use of estimates: The preparation of the unaudited consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions, including those impacted by COVID-19, that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

The judgements, assumptions, and estimates used by management are based on historical experience, management’s experience and qualitative factors. The areas subject to significant estimation techniques are the determination of fair value of installment finance receivables and warrants, the adequacy of the allowance for credit losses on finance receivables, operating lease right of use asset, operating lease liability, valuation allowance of deferred tax assets, stock-based compensation expense and income

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

tax provision. For the aforementioned estimates, it is reasonably possible the recorded amounts or related disclosures could significantly change in the near future as new information is available.

Accounting Policies: There have been no changes to the Company's significant accounting policies from those described in Part II, Item 8 - Financial Statements and Supplementary Data in the Annual Report, except for the new accounting pronouncement subsequently adopted as noted below.

Participation rights purchase obligations: OppFi-LLC has entered into bank partnership arrangements with certain banks insured by the FDIC. As part of these bank partnership arrangements, the banks have the ability to retain a percentage of the finance receivables they have originated, and OppFi-LLC’s participation rights are reduced by the percentage of the finance receivables retained by the banks. For the three months ended March 31, 2022 and 2021, finance receivables originated through the bank partnership arrangements totaled 94% and 74%, respectively. As of March 31, 2022 and December 31, 2021, the unpaid principal balance of finance receivables outstanding for purchase was $11.8 million and $9.5 million, respectively.

Troubled debt restructurings: As the terms of the receivables are typically not renegotiated and settlement offers are not typically made until after a receivable stops accruing interest income (up to 60 days delinquent), the only receivables considered to be impaired, or troubled debt restructurings, are: 1) those receivables where a settlement offer is made after receivables cease accruing interest, which may result in a modification of contractual terms, 2) the Company has received notification that a borrower is working with a third party to settle debt on his/her behalf and 3) customers who have entered into the Company’s short-term or long-term hardship programs. As of March 31, 2022 and December 31, 2021, management determined the balance of troubled debt restructuring receivables to be immaterial to the consolidated financial statements as a whole. As such, substantially all disclosures relating to impaired finance receivables, and troubled debt restructuring, have been omitted from these consolidated financial statements.

Capitalized technology: The Company capitalized software costs associated with application development totaling $3.8 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively. Amortization expense, which is included in depreciation and amortization on the consolidated statements of operations, totaled $3.0 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 87.8% and 87.6% of the economic ownership percentage of OppFi-LLC as of March 31, 2022 and December 31, 2021, respectively. In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to OppFi and the noncontrolling ownership interests separately in the consolidated statements of operations.

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

Accounting pronouncements issued and adopted: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and issued certain transitional guidance and subsequent amendments between January 2018 and February 2020 (collectively, “Topic 842”). Under Topic 842, lessees are required to recognize lease assets and lease liabilities on the consolidated balance sheets for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Per ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued June 2020, Topic 842, as amended, is effective for private companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As permitted for emerging growth companies, the Company adopted Topic 842 under the private company transition guidance, which was effective for the Company beginning on January 1, 2022. The Company utilized the effective date method, whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, the Company has elected the package of practical expedients permitted under the transition guidance which, among other things, permits companies to not reassess prior conclusions on lease identification, lease classification, and initial direct costs. The Company also elected the practical expedient which permits the Company to combine lease and non-lease components and to exclude short-term leases, defined as having an initial term of twelve months or less, from the consolidated balance sheets. The adoption of Topic 842, as amended, resulted in the Company recording a right-of-use asset and lease liability related to the Company’s operating lease of its corporate headquarters totaling approximately $15.5 million and $18.0 million, respectively, on the Company’s consolidated balance sheet as of January 1, 2022. A decrease to deferred rent totaling approximately $2.5 million, which was previously included in accrued expenses on the consolidated balance sheet, was reclassified as an offset to the right-of-use asset upon

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

adoption of Topic 842. The standard did not materially affect the Company's consolidated statements of operations or cash flows.

Accounting pronouncements issued and not yet adopted: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of ASU No. 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The purpose of ASU No. 2021-01 is to expand guidance on contract modifications and hedge accounting. The amendments and expedients in these updates are effective as of March 12, 2020 through December 31, 2022 and may be elected by topic. The Company is currently evaluating the impact of ASU No. 2020-04 and 2021-01 on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The purpose of ASU No. 2022-02 is to provide guidance on troubled debt restructuring accounting model for creditors that have adopted Topic 326. Additionally, the guidance expands on vintage disclosure requirements. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within the annual reporting period. The Company is currently evaluating the impact of ASU No. 2022-02 on the Company’s consolidated financial statements.

Note 3. Finance Receivables

Finance receivables at fair value: The components of installment finance receivables at fair value as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Unpaid principal balance of finance receivables - accrual	$309,971	$307,059
Unpaid principal balance of finance receivables - non-accrual	22,546	25,185
Unpaid principal balance of finance receivables	$332,517	$332,244

Finance receivables at fair value - accrual	$367,724	$369,576
Finance receivables at fair value - non-accrual	3,448	3,677
Finance receivables at fair value, excluding accrued interest and fees receivable	371,172	373,253
Accrued interest and fees receivable	10,673	10,637
Finance receivables at fair value	$381,845	$383,890

Difference between unpaid principal balance and fair value	$38,655	$41,009

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finances receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of March 31, 2022, the aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due was $10.1 million and $1.5 million, respectively. As of December 31, 2021, the aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due was $10.5 million and $1.5 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the fair value of installment finance receivables at fair value for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at the beginning of the period	$383,890	$289,166
Originations of principal	154,021	105,834
Repayments of principal and recoveries	(106,577)	(104,195)
Accrued interest and fees receivable	36	1,366
Charge-offs, net (1)	(47,171)	(19,833)
Net change in fair value (1)	(2,354)	(2,556)
Balance at the end of the period	$381,845	$269,782

(1) Included in "Change in fair value of finance receivables" in the consolidated statements of operations.

Finance receivables at amortized cost, net: The components of finance receivables carried at amortized cost as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Finance receivables	$5,942	$5,285
Accrued interest and fees	32	24
Unearned annual fee income	(232)	(286)
Allowance for credit losses	(931)	(803)
Finance receivables at amortized cost, net	$4,811	$4,220

Changes in the allowance for credit losses on finance receivables for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$803	$55,031
Effects of adopting fair value option	—	(55,031)
Provisions for credit losses on finance receivables	457	7
Finance receivables charged off	(329)	—
Ending balance	$931	$7

The Company released the reserve for repurchase liability for third-party lender losses on January 1, 2021 upon election of the fair value option for its installment finance receivables. As such, there was no reserve for repurchase liability for third-party losses as of January 1, 2021 and thereafter.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following is an assessment of the credit quality of finance receivables at amortized cost and presents the recency and contractual delinquency of the finance receivable portfolio as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Recency delinquency	Contractual delinquency	Recency delinquency	Contractual delinquency
Current	$5,037	$5,045	$5,016	$4,993
Delinquency
30-59 days	422	369	152	171
60-89 days	366	392	102	104
90+ days	117	136	15	17
Total delinquency	905	897	269	292
Finance receivables	$5,942	$5,942	$5,285	$5,285

In accordance with the Company’s income recognition policy, finance receivables in non-accrual status as of March 31, 2022 and December 31, 2021 were $0.5 million and $0.1 million, respectively.

Note 4. Property, Equipment and Software, Net

Property, equipment and software consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Capitalized technology	$38,345	$34,586
Furniture, fixtures and equipment	3,847	3,792
Leasehold improvements	979	979
Total property, equipment and software	43,171	39,357
Less accumulated depreciation and amortization	(27,952)	(24,714)
Property, equipment and software, net	$15,219	$14,643

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $3.2 million and $2.2 million, respectively.

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrual for services rendered and goods purchased	$7,352	$10,631
Accrued payroll and benefits	7,030	11,779
Deferred rent	—	2,513
Other	4,184	4,672
Total	$18,566	$29,595

Note 6. Leases

The Company leases its office facilities under a non-cancelable operating lease agreement with an unrelated party through September 2030. Operating leases are included in "Operating lease right of use asset" and "Operating lease liability" in the consolidated balance sheets. The Company currently has finance leases which in the aggregate are immaterial and not presented in the consolidated balance sheets.

Operating lease cost, which is included in occupancy expense in the consolidated statements of operations, for the three months ended March 31, 2022 totaled $1.1 million, of which $0.5 million was related to variable lease payments. Cash paid for amounts included in the measurement of lease liabilities total $0.6 million for the three months ended March 31, 2022.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Future minimum lease payments as of March 31, 2022 are as follows (in thousands):

Year	Amount
Remainder of 2022	$1,709
2023	2,339
2024	2,410
2025	2,482
2026	2,557
Thereafter	10,283
Total lease payments	21,780
Less: imputed interest	(4,149)
Operating lease liability	$17,631

The weighted-average remaining lease term and discount rate as of March 31, 2022 are as follows:

Weighted average remaining lease term (in years)	8.5
Weighted average discount rate	5%

Supplemental cash flow information related to the lease for the three months ended March 31, 2022 are as follows (in thousands):

Amount
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$562

Disclosures under ASC 840, Leases

Rent expense, which is included in occupancy expense in the consolidated statements of operations, totaled $0.9 million for the three months ended March 31, 2021.

Future minimum lease payments as of December 31, 2021 are as follows (in thousands):

Year	Amount
2022	$2,271
2023	2,339
2024	2,410
2025	2,482
2026	2,557
Thereafter	10,283
Total	$22,342

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7.    Borrowings

The following is a summary of the Company’s borrowings (in thousands):

Purpose	Borrower	Borrowing Capacity	March 31, 2022	December 31, 2021	Interest Rate as of March 31, 2022, Except as Noted	Maturity Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$19,176	$19,176	$22,443	15.00%	—	(1)

Senior debt
Revolving line of credit	Opportunity Funding SPE III, LLC	$175,000	$123,000	$119,000	LIBOR plus 6.00%	January 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC	75,000	49,500	45,900	LIBOR plus 7.25%	April 2024
Revolving line of credit	Opportunity Funding SPE VI, LLC	50,000	33,000	30,600	LIBOR plus 7.25%	April 2023
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	45,000	7,500	7,500	SOFR plus 0.11% plus 3.85%	February 2024
Total revolving lines of credit		345,000	213,000	203,000

Term loan, net	OppFi-LLC	50,000	48,687	48,578	LIBOR plus 10.00%	March 2025
Total senior debt		$395,000	$261,687	$251,578

(1)	Maturity date extended indefinitely until borrowing capacity is depleted

Secured borrowing payable: As of March 31, 2022 and December 31, 2021, $165.0 million and $148.9 million, respectively, of finance receivables have been purchased with an active secured borrowing balance of $19.2 million and $22.4 million, respectively.

Interest expense related to secured borrowings was $0.8 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company has capitalized $0.2 million in debt issuance costs related to secured borrowings. There were no amortized debt issuance costs related to secured borrowings for the three months ended March 31, 2022. Amortized debt issuance costs related to secure borrowings were $13 thousand for the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, there were no unamortized debt issuance costs related to secured borrowings.

Senior debt:

Corporate credit agreement

On March 23, 2021, the borrowings under this revolving credit agreement were paid in full. Subsequent to repayment, OppFi-LLC terminated the revolving credit agreement. Interest expense related to the revolving credit agreement totaled $35 thousand for the three months ended March 31, 2021. Additionally, the Company has capitalized $0.3 million in debt issuance costs in connection with this facility. For the three months ended March 31, 2021, amortized debt issuance costs were $21 thousand.

Revolving line of credit - Opportunity Funding SPE III, LLC

Interest expense related to this facility was $2.5 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company has capitalized $2.1 million in debt issuance costs in connection with this facility. Amortized debt issuance costs were $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the remaining balance of unamortized debt issuance costs associated with the facility was $0.6 million and $0.8 million, respectively.

Revolving line of credit - Opportunity Funding SPE V, LLC and Opportunity Funding SPE VII, LLC

Interest expense related to this facility was $1.1 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company has capitalized $1.5 million in debt issuance costs in connection with this facility.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Amortized debt issuance costs were $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the remaining balance of unamortized debt issuance costs associated with this facility was $0.2 million and $0.4 million, respectively.

Revolving line of credit - Opportunity Funding SPE VI, LLC

Interest expense related to this facility was $0.8 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company has capitalized $0.9 million in debt issuance costs in connection with this facility. Amortized debt issuance costs were $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021 , the remaining balance of unamortized debt issuance costs associated with this facility was $14 thousand and $0.1 million, respectively.

Revolving line of credit - Opportunity Funding SPE IV, LLC and SalaryTap Funding SPE, LLC

On March 31, 2022, this revolving line of credit agreement was amended to bear interest in accordance with the Secured Overnight Financing Rate (“SOFR”) at a per annum rate equal to the applicable SOFR rate plus a credit spread adjustment of 0.11% plus 3.85%.

Interest expense related to this facility was $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company has capitalized $0.9 million in debt issuance costs in connection with this facility. Amortized debt issuance costs were $46 thousand and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the remaining balance of unamortized debt issuance costs associated with this facility was $0.3 million and $0.3 million, respectively.

Term loan, net

As of March 31, 2022 and December 31, 2021, the outstanding balance of $50.0 million was net of unamortized debt issuance costs of $1.3 million and $1.4 million, respectively.

Interest expense related to this facility was $1.5 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company has capitalized $2.3 million in debt issuance costs in connection with this facility. Amortized debt issuance costs were $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, required payments for the term loan for each of the next five years are as follows (in thousands):

Year	Amount
Remainder of 2022	$—
2023	—
2024	—
2025	50,000
2026	—
Total	$50,000

Subordinated debt - related party: On March 30, 2021, the borrowings under this unsecured line of credit agreement were paid in full. Interest expense related to this related party transaction was $0.1 million for the three months ended March 31, 2021.

Note 8.    Warrant Liabilities

As of March 31, 2022, there were 11,887,500 Public Warrants and 3,451,937 Private Placement Warrants outstanding. As of March 31, 2022 and December 31, 2021, the Company recorded warrant liabilities of $8.8 million and $11.2 million, respectively, in the consolidated balance sheets. For the three months ended March 31, 2022, the fair value of the Public Warrants and Private Placement Warrants decreased by $1.9 million and $0.5 million, respectively.

Note 9. Stockholders’ Equity

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Share repurchase: On January 6, 2022, OppFi announced that its Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $20.0 million in the aggregate of shares of Class A Common Stock. Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that the Company repurchases under the Repurchase Program, OppFi-LLC will redeem one Class A common unit of OppFi-LLC held by OppFi, decreasing the percentage ownership of OppFi-LLC by OppFi and relatively increasing the ownership by the Members. The Repurchase Program will expire in December 2023.

The Company records the difference between the cash paid for stock repurchases and the underlying par value as a reduction to accumulated earnings (deficit). During the three months ended March 31, 2022, OppFi repurchased 282,334 shares of Class A Common Stock at an average purchase price of $3.67 per share for an aggregate purchase price of $1.0 million. As of March 31, 2022, $19.0 million of the repurchase authorization remained available.

Note 10.    Stock-Based Compensation

On July 20, 2021, OppFi established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of March 31, 2022, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan (including from outstanding awards) was 11,772,630 shares. As of March 31, 2022, OppFi had only granted awards in the form of options, restricted stock units, and performance stock units.

Stock options:

A summary of the Company’s stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Common Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	3,375,000	$15.23	—	$—
Granted	251,918	4.77	—	—
Exercised	—	—	—	—
Forfeited	(1,499,822)	14.01	—	—
Outstanding as of March 31, 2022	2,127,096	$14.85	9.34	$—
Exercisable as of March 31, 2022	175,000	$15.23	9.30	$—

For the three months ended March 31, 2022, the Company recognized negative stock-based compensation expense of $0.2 million related to stock options due to forfeitures. As of March 31, 2022 and December 31, 2021, the Company had unrecognized stock-based compensation related to unvested stock options of $2.8 million and $6.1 million, respectively, that is expected to be recognized over an estimated weighted-average period of approximately 3.3 years and 3.5 years, respectively. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 was $2.86.

The fair value of each option grant during the three months ended March 31, 2022 was estimated on the grant date using the Black-Scholes option pricing model based on the following assumptions:

Volatility	65.00%
Risk-free rate	1.71%
Expected term (years)	6.1 years
Dividend yield	0.00%

Restricted stock units:

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s restricted stock unit (“RSU”) activity for the three months ended March 31, 2022 is as follows:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2021	1,818,530	$7.58
Granted	275,799	4.54
Vested	(25,671)	3.58
Forfeited	(566,232)	5.48
Unvested as of March 31, 2022	1,502,426	$7.10

There were 31,833 vested RSUs that remained unsettled as of March 31, 2022. For the three months ended March 31, 2022, the Company recognized stock-based compensation of $0.8 million related to RSUs. As of March 31, 2022 and December 31, 2021, total unrecognized compensation expense related to RSUs was $8.6 million and $12.2 million, respectively, which will be recognized over a weighted-average vesting period of approximately 3.5 years and 3.6 years, respectively.

Performance stock units:

A summary of the Company’s performance stock unit (“PSU”) activity for three months ended March 31, 2022 is as follows:

	Number of Performance Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2021	78,907	$7.69
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested as of March 31, 2022	78,907	$7.69

For the three months ended March 31, 2022, the Company recognized stock-based compensation of $0.1 million related to PSUs. As of March 31, 2022 and December 31, 2021, total unrecognized compensation expense related to PSUs was $0.4 million and $0.5 million, respectively, which will be recognized over a weighted-average vesting period of approximately 3.50 years and 3.75 years, respectively.

Employee Stock Purchase Plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP permits eligible employees to contribute up to 10% of their compensation, not to exceed the IRS allowable limit, to purchase shares of Class A Common Stock during six month offerings. Eligible employees will purchase the shares at a price per share equal to the lesser of 85% of the fair market value of the Class A Common Stock on the first trading day of the offering period or the last trading day of the offering period. The offering periods begin each January 1 and July 1, with the initial offering period beginning on January 1, 2022. As of March 31, 2022, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP was 1,200,000 and consists of authorized but unissued or reacquired shares of Class A Common Stock. The maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP shall be cumulatively increased on January 1, 2022 and on each subsequent January 1, through and including January 1, 2030, by a number of shares equal to the smallest of (a) one percent of the number of shares of Class A Common Stock issued and outstanding on the immediately preceding December 31, (b) 2,400,000 shares, or (c) an amount determined by the Board. As of March 31, 2022 and December 31, 2021 , no shares of Class A Common Stock have been purchased under the ESPP.

ESPP employee payroll contributions accrued as of March 31, 2022 were $0.1 million and are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of March 31, 2022 will be used to purchase shares at the end of the current ESPP offering period ending on June 30, 2022. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.

Profit unit interests: Prior to the Business Combination, OppFi-LLC issued profit unit interests, which were recapitalized as Class A common units of OppFi-LLC (“OppFi Units”) in connection with the adoption by the Members in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”) immediately prior to the Closing.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Total profit interest compensation expense for the three months ended March 31, 2021 was $49 thousand.

The compensation expense accounted for all vested units based on the following assumptions:

Expected term	3 years
Volatility	68.0%
Discount for lack of marketability	45.0%
Risk free rate	0.2%

A summary of the Company’s profit unit interests activity for the three months ended March 31, 2021 is as follows:

		Avg Fair Value
	Units	at Grant Date
Outstanding at December 31, 2020	12,202,135	$0.08
Granted	—	—
Forfeited	(54,800)	0.08
Outstanding at March 31, 2021	12,147,335	$0.08

A summary of the Company’s non-vested units activity for the three months ended March 31, 2021 is as follows:

		Avg Fair Value
	Units	at Grant Date
Non-vested units at December 31, 2020	4,738,333	$0.12
Granted	—	—
Vested	(325,835)	0.15
Forfeited	(54,800)	0.08
Non-vested units at March 31, 2021	4,357,698	$0.12

Subsequent to the Business Combination, there was no unrecognized compensation expense related to profit unit interests.

Note 11. Income Taxes

For the three months ended March 31, 2022, OppFi recorded an income tax expense of $0.5 million and reported consolidated income before taxes of $0.2 million, resulting in a 222.2% effective income tax rate. As OppFi-LLC was classified as a partnership for federal income tax purposes, OppFi-LLC did not record a federal income tax expense for the three months ended March 31, 2021. A pro forma income tax provision has been disclosed as if OppFi-LLC was a taxable corporation for the three months ended March 31, 2021. For the three months ended March 31, 2021, the unaudited pro forma income tax expense was $0.7 million, resulting in an effective tax rate of 2.8%

OppFi’s effective income tax rate for the three months ended March 31, 2022 differs from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, and discrete tax items. For the three months ended March 31, 2022, there was a discrete item recorded of $0.5 million related to a prior period stock compensation adjustment, which increased the effective rate by 219%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended March 31, 2022 would have been 3.2%.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of March 31, 2022, OppFi owned 12.2% of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

The CARES Act was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic. For the three months ended March 31, 2022, the impact of the CARES Act

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

was immaterial to the Company’s tax provision. However, under the CARES Act, the Company is deferring the employer portion of payroll tax payments through December 31, 2022.

There were no unrecognized tax benefits as of March 31, 2022 or December 31, 2021. No amounts were accrued for the payment of interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 12. Interest Expense and Amortized Debt Issuance Costs

The following table summarizes interest expense and amortized debt issuance costs for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense	$6,839	$3,950
Amortized debt issuance costs	609	521
Interest expense and amortized debt issuance costs	$7,448	$4,471
Note 13. Fair Value Measurements

Fair value on a nonrecurring basis: The Company has no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	Carrying Value	Fair Value Measurements
	March 31, 2022	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$371,172	$—	$—	$371,172

Financial liabilities:
Warrant liability - Public Warrants (2)	6,181	6,181	—	—
Warrant liability - Private Placement Warrants (3)	2,655	—	—	2,655

	Carrying Value	Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$373,253	$—	$—	$373,253

Financial liabilities:
Warrant liability - Public Warrants (2)	8,083	8,083	—	—
Warrant liability - Private Placement Warrants (3)	3,157	—	—	3,157

During the three months ended March 31, 2022 and 2021, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about the significant unobservable inputs used for the Company’s installment finance receivables fair value measurements as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Interest rate on finance receivables	147.70%	147.60%
Discount rate	22.20%	21.80%
Servicing cost*	5.00%	5.00%
Remaining life	0.62 years	0.62 years
Default rate*	18.50%	17.70%
Accrued interest*	3.20%	3.20%
Prepayment rate*	21.30%	21.00%

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

The following table presents the significant assumptions used in the simulation at March 31, 2022 and December 31, 2021, the Closing Date:

	March 31, 2022		December 31, 2021
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	2.42%	2.33%	1.19%	1.50%
Expected term (years)	4.3	9.3	4.6	9.6
Expected volatility	57.00%	57.00%	48.40%	48.40%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$0.60	$1.24	$0.74	$1.40

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2021	$1,879	$1,278	$3,157
Change in fair value	(356)	(146)	(502)
Fair value as of March 31, 2022	$1,523	$1,132	$2,655

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

	Carrying Value	Fair Value Measurements
	March 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash	$27,025	$27,025	$—	$—
Restricted cash	32,921	32,921	—	—
Accrued interest and fees receivable	10,673	10,673	—	—
Finance receivables at amortized cost, net	4,811	—	—	4,811

Liabilities:
Secured borrowing payable	19,176	—	—	19,176
Senior debt, net	261,687	—	—	261,687

	Carrying Value	Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash	$25,064	$25,064	$—	$—
Restricted cash	37,298	37,298	—	—
Accrued interest and fees receivable	10,637	10,637	—	—
Finance receivables at amortized cost, net	4,220	—	—	4,220

Liabilities:
Secured borrowing payable	22,443	—	—	22,443
Senior debt, net	251,578	—	—	251,578

Note 14. Commitments, Contingencies and Related Party Transactions

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

On November 18, 2021, the Company entered into a Consent Judgement and Order (“Settlement”) with the Attorney General of the District of Columbia (“District”) to resolve all matters in a dispute related to the action previously filed against the Company by the District (“Action”). The Company denies the allegations in the Action and denies that it has violated any law or engaged in any deceptive or unfair practices. The Action was resolved to avoid the expense of protracted litigation. As part of the Settlement, the Company agreed to, among other things, refrain from certain business activities in the District of Columbia, pay $0.3 million to the District of Columbia and provide refunds totaling $1.5 million to certain District of Columbia consumers. As of December 31, 2021, unpaid refunds due to certain District of Columbia totaled $1.5 million, which is included in accrued expenses on the consolidated balance sheets. During the three months ended March 31, 2022, the Company distributed refunds totaling $1.5 million to the District of Columbia consumers.

On March 7, 2022, the Company, through OppFi-LLC, filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division. The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. See Note 18 for additional information.

Related party transactions: OppFi-LLC previously had an unsecured line of credit agreement with Schwartz Capital Group (“SCG”) with a maximum available amount of $4.0 million, which was paid in full on March 30, 2021. Interest expense related to this related party transaction was $0.1 million for the three months ended March 31, 2021.

In August 2020, OppFi-LLC entered into a Management Fee Agreement (“Management Fee Agreement”) with SCG. Pursuant to the terms of the Management Fee Agreement, SCG provided board and advisory services. Effective upon the Closing, OppFi-LLC terminated the Management Fee Agreement. For the three months ended March 31, 2021, management fees under the Management Fee Agreement totaled $0.2 million.

Severance agreements: The Company entered into Severance Agreements and General Releases (“Severance Agreements”) with the Company’s former Chief Executive Officer and other key employees. In connection with these Severance Agreements, the Company agreed to, among other things, pay certain severance benefits for one year. As of March 31, 2022 and December 31, 2021, unpaid severance benefits totaled $2.0 million and $1.3 million, respectively, which are included in accrued expenses on the consolidated balance sheets.

Note 15.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of March 31, 2022, consumers living primarily in Florida, Texas and California made up approximately 14%, 13%, and 12%, respectively, of the gross amount of the Company’s portfolio of finance receivables. As of March 31, 2022, there were no other states that made up more than 10% or more of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2021, consumers living primarily in Florida, Texas and California made up approximately 14%, 14% and 11%, respectively, of the gross amount of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 16. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 17.    Earnings Per Share

Prior to the reverse recapitalization in connection with the Closing (“Reverse Recapitalization”), all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated because net income prior to the Business Combination was attributable entirely to OppFi-LLC.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022 (in thousands, except share and per share data):

Three Months Ended
March 31, 2022
Numerator:
Net loss	$(297)
Net loss attributable to noncontrolling interest	(1,373)
Net income available to Class A common stockholders - Basic	1,076
Dilutive effect of warrants on net income to Class A common stockholders	—
Net income available to Class A common stockholders - Diluted	$1,076
Denominator:
Weighted average Class A common stock outstanding - Basic	13,581,828
Effect of dilutive securities:
Stock options	—
Restricted stock units	53,655
Warrants	—
Dilutive potential common shares	53,655
Weighted average units outstanding - diluted	13,635,483
Earnings per share:
Basic EPS	$0.08
Diluted EPS	$0.08

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
Public Warrants	11,887,500
Private Unit Warrants	231,250
$11.50 Exercise Price Warrants	2,248,750
$15 Exercise Price Warrants	912,500
Underwriter Warrants	59,437
Stock Options	2,127,096
Restricted stock units	1,360,548
Performance stock units	78,907
Potential common stock	18,905,988

Note 18.    Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and identified the following events that required disclosure.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Total return swaps: On April 15, 2022, the Company, through OppFi-LLC, entered into total return swaps (“TRS”) with affiliates of Midtown Madison Management (collectively, “Midtown”) pursuant to which OppFi-LLC agreed to provide credit protection related to a reference pool of consumer receivables financed by Midtown through a $75 million revolving credit agreement (“Credit Agreement”) with Midtown as lender and Gray Rock SPV V, LLC as borrower. Pursuant to the TRS, OppFi-LLC will receive payments received by the Midtown reference lenders under the Credit Agreement. OppFi-LLC also entered into a servicing agreement to service the consumer receivables financed through the Credit Agreement.

California Financing Law litigation: On April 8, 2022, the Defendant filed a cross-complaint against OppFi-LLC attempting to enforce the CFL against OppFi-LLC and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against OppFi-LLC. The Company intends to aggressively prosecute the claims set forth in the Complaint and vigorously defend itself against the cross-complaint as the Company believes that the Defendant’s position is without merit as explained in the Company’s initial Complaint.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in the Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” of this Form 10-Q and our most recently filed Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW

OppFi Inc. (“we”, “our”, or the “Company”) are a leading mission-driven financial technology platform that powers banks to offer accessible financial products to everyday consumers through our proprietary technology and artificial intelligence (“AI”) and a top-rated customer experience. Our primary mission is to facilitate financial inclusion and credit access to the 60 million everyday consumers who lack access to mainstream credit and help them build financial health. Consumers on our platform benefit from higher approval rates and a highly automated, transparent, efficient, and fully digital experience. Our bank partners benefit from our turn-key, outsourced marketing, data science, and proprietary technology to digitally acquire, underwrite and service everyday consumers and increase automation throughout the lending process.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the novel coronavirus (“COVID-19”) as a global pandemic. Recently, consumer activity has begun to recover and many government mandates to restrict daily activities have been lifted, but the long-term effects of the COVID-19 pandemic globally and in the United States remain unknown. Worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new variants, and the reinstatement of restrictions and health and safety related measures in response to the emergence of new variants, such as the Delta and Omicron variants, contributed to the volatility of ongoing recovery. There can be no assurance that economic recovery will continue or that consumer behavior will return to pre-pandemic levels. For further discussion please reference the ‘Risk Factors’ section in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

RECENT REGULATORY DEVELOPMENTS

California AB 539
On March 7, 2022, the Company, through its subsidiary Opportunity Financial, LLC, a Delaware limited liability company (“OppFi-LLC”), filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division. The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. As of December 31, 2021, consumers living in the State of California made up approximately 11% of the Company’s finance receivables portfolio. On April 8, 2022, the Defendant filed a cross-complaint against OppFi-LLC attempting to enforce the CFL against OppFi-LLC and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against OppFi-LLC. The Company intends to aggressively prosecute the claims set forth in the Complaint and vigorously defend itself against the cross-complaint as the Company believes that the Defendant’s position is without merit as explained in the Company’s initial Complaint.

HIGHLIGHTS

Our financial results as of and for the three months ended March 31, 2022 are summarized below:
•Basic and diluted earnings per share (“EPS”) of $0.08 for the three months ended March 31, 2022;
•Adjusted basic and diluted EPS(1) of $0.01 for the three months ended March 31, 2022;
•Net originations increased 63% to $162.8 million from $99.8 million for the three months ended March 31, 2022 and 2021, respectively;
•Ending receivables increased 38% to $338.5 million from $245.3 million as of March 31, 2022 and 2021, respectively;
•Total revenue increased 20% to $100.7 million from $84.3 million for the three months ended March 31, 2022 and 2021, respectively;
•Net loss of $0.3 million for the three months ended March 31, 2022 decreased by 101% when compared to net income of $24.4 million for the three months ended March 31, 2021; and
•Adjusted net income(1) decreased 97% to $0.6 million from $19.3 million for the three months ended March 31, 2022 and 2021, respectively.

(1) Adjusted Basic and Diluted EPS and Adjusted Net Income are non-Generally Accepted Accounting Principles (“GAAP”) financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see “Non-GAAP Financial Measures” below.
KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the three months ended March 31, 2022 and 2021.

Note: All key performance metrics includes the three products on the OppFi platform and are not shown separately as contributions from SalaryTap and OppFi Card were de minimis.

Total Net Originations

We measure originations to assess the growth trajectory and overall size of our loan portfolio. There is a direct correlation between origination growth and revenue growth. We include both bank partner originations as well as those originated by us directly. Loans are considered to be originated when the contract is signed by the prospective borrower. The vast majority of our originations ultimately disburse to a borrower, but disbursement timing lags that of originations. Originations may be useful to an investor because they help understand the growth trajectory of our revenues.

The following tables present total net originations (defined as gross originations net of transferred balance on refinanced loans), percentage of net originations by bank partners, and percentage of net originations by new loans for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Total net originations	$162,756	$99,809	$62,947	63.1%
Percentage of net originations by bank partners	94.5%	76.1%	N/A	24.2%
Percentage of net originations by new loans	52.7%	33.5%	N/A	57.3%

Net originations increased to $162.8 million for the three months ended March 31, 2022, from $99.8 million for the three months ended March 31, 2021. The 63.1% increase was primarily due to strategic marketing partnerships and other non-direct mail channels such as search engine optimization, email, and customer referrals. We also saw year over year increase in key marketing metrics such as qualified rate (defined as qualified apps over applications) and funded rate (defined as funded loans over qualified apps).

Our origination mix continues to shift towards a servicing / facilitation model for bank partners from a direct origination model. Total net originations by our bank partners increased to 94.5% for the three months ended March 31, 2022, from 76.1% for the three months ended March 31, 2021.

In addition, our net originations saw an increase in the percentage of originations of new loans compared to refinanced loans as we continued to drive growth through increased marketing spend with cost efficient marketing partners driving more new loans. Total net originations of new loans as percentage of total loans increased to 52.7% for the three months ended March 31, 2022 from 33.5% for the three months ended March 31, 2021.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of on-balance sheet loans at the end of the reporting period. The following table presents ending receivables as of March 31, 2022 and 2021 (in thousands):

			Change
	2022	2021	$	%
Ending receivables	$338,458	$245,293	$93,165	38.0%

Ending receivables increased to $338.5 million as of March 31, 2022 from $245.3 million as of March 31, 2021. The 38.0% increase was primarily driven by growth in originations.

Average Yield

Average yield represents annualized interest income from the period as a percent of average receivables. Receivables are defined as unpaid principal balances of on-balance sheet loans. The following tables present average yield for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	%
Average yield	119.9%	129.8%	(7.6)%

Average yield decreased to 119.9% for the three months ended March 31, 2022, from 129.8% for the three months ended March 31, 2021. The 7.6% decrease was driven by higher delinquency, which led to an increase in the number of loans on non-accrual compared to the same period in the prior year.

Net Charge-Offs as a Percentage of Average Receivables

Net charge-offs as a percentage of average receivables represents annualized total charge-offs from the period less recoveries as a percent of average receivables. Receivables are defined as unpaid principal of on-balance sheet loans. Our charge-off policy is based on a review of delinquent finance receivables on a loan by loan basis. Finance receivables are charged off at the earlier of the time when accounts reach 90 days past due on a recency basis, when we receive notification of a customer bankruptcy, or when finance receivables are otherwise deemed uncollectible.

The following tables present net charge-offs as a percentage of average receivables annualized for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	%
Net charge-offs as % of average receivables	55.8%	30.1%	85.4%

Net charge-offs as a percentage of average receivables increased by 85.4% to 55.8% for the three months ended March 31, 2022, from 30.1% for the three months ended March 31, 2021. The increase for the three months ended March 31, 2022 reflects a return to normalization of credit towards pre-pandemic levels and includes losses from lower quality applicants that are no longer being approved in 2022.

Marketing Cost per Funded Loan

Marketing cost per funded loan represents marketing cost per funded loan for new and refinance loans. This metric is the amount of direct marketing costs incurred during a period divided by the number of loans originated during that same period.
The following tables present marketing cost per funded loan for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	$	%
Marketing cost per funded loan	$76	$56	$20	35.7%

Our marketing cost per funded loan increased to $76 for the three months ended March 31, 2022, from $56 for the three months ended March 31, 2021. The 35.7% increase for the three months ended March 31, 2022 was driven by the higher mix of new versus refinanced loans year over year as stated above in the ‘Total Net Originations’ metric above.

Marketing Cost per New Funded Loan

Marketing cost per new funded loan represents the amount of direct marketing costs incurred during a period divided by the number of new loans originated during that same period. The following tables present marketing cost per new funded loan for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	$	%
Marketing cost per new funded loan	$221	$266	$(45)	(16.9)%

Our marketing cost per new funded loan decreased to $221 for the three months ended March 31, 2022 from $266 for the three months ended March 31, 2021. The 16.9% decrease for the three months ended March 31, 2022 was driven by reduced investment in direct mail marketing spend combined with higher customer conversion rates. This is highlighted by a year over year increase in our app to funded rate (defined as funded loans over total applications) from 8.2% for the three months ended March 31, 2022 to 11.5% for the three months ended March 31, 2022.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan advocate or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate as of March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	%
Auto-approval rate	61.4%	41.3%	48.7%

Auto-approval rate increased by 48.7% as of March 31, 2022 to 61.4%, from 41.3% as of March 31, 2021, driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

Sales and Servicing Cost per Loan

Sales and Servicing cost per loan is calculated by taking the total servicing costs, which include customer center salaries, underwriting and reporting costs, and payment processing fees, divided by the average amount of outstanding loans during that period. The following tables present servicing cost per loan for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	$	%
Sales and servicing cost per loan	$141	$156	$(15)	(9.6)%

Our servicing cost per loan decreased by $15 for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to decreased spend in our customer center combined with an increase in the average amount of outstanding loans year over year.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2022 and 2021

The following table presents our consolidated results of operations for the three months ended March 31, 2022 and 2021 (in thousands, except per number of shares and share data).

(in thousands, except share and per share data)	Three Months Ended March 31,		Change
	2022	2021	$	%
Interest and loan related income	$100,336	$84,103	$16,233	19.3%
Other income	374	154	220	142.9%
Total revenue	100,710	84,257	16,453	19.5%
Provision for credit losses on finance receivables	(457)	(7)	(450)	6428.6%
Change in fair value of finance receivables	(49,525)	(22,389)	(27,136)	121.2%
Net revenue	50,728	61,861	(11,133)	(18.0)%
Expenses:
Sales and marketing	13,589	7,936	5,653	71.2%
Customer operations	10,031	9,609	422	4.4%
Technology, products, and analytics	8,229	5,827	2,402	41.2%
General, administrative, and other	13,591	9,496	4,095	43.1%
Total expenses before interest expense	45,440	32,868	12,572	38.2%
Interest expense	7,449	4,609	2,840	61.6%
(Loss) income from operations	(2,161)	24,384	(26,545)	(108.9)%
Change in fair value of warrant liability	2,404	—	2,404	—%
Income before income taxes	243	24,384	(24,141)	(99.0)%
Provision for income taxes	540	—	540	—%
Net (loss) income	(297)	$24,384	$(24,681)	(101.2)%
Less: net loss attributable to noncontrolling interest	(1,373)
Net income attributable to OppFi Inc.	$1,076

Earnings per share attributable to OppFi Inc.: (a)
Earnings per common share:
Basic	$0.08	$—
Diluted	$0.08	$—
Weighted average common shares outstanding:
Basic	13,581,828	—
Diluted	13,635,483	—

(a) Prior to the Reverse Recapitalization, all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated, as net income prior to the Business Combination was attributable entirely to OppFi-LLC.

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based only on the interest method. We also earn revenue from referral fees related primarily to our turn-up program, which represented less than 0.4 % of total revenue for the three months ended March 31, 2022.

Total revenue increased by $16.5 million, or 19.5%, to $100.7 million for the three months ended March 31, 2022 from $84.3 million for the three months ended March 31, 2021. The increase was due to higher receivables balances throughout the quarter, which was driven by both higher beginning balances and origination growth.

Change in Fair Value and Total Provision

Commencing on January 1, 2021, we elected the fair value option on the OppLoans installment product. To derive the fair value, we generally utilize discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that we believe a market participant would require based on the risk characteristics of the loans. We did not elect the fair value option on our SalaryTap and OppFi Card finance receivables as these products launched in November 2020 and August 2021, respectively, and inputs for fair value are not yet determined. Accordingly, the related finance receivables are carried at amortized cost, net of allowance for credit losses.

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $49.5 million for the three months ended March 31, 2022, which was comprised of $47.2 million of net charge-offs and a fair market value adjustment of $2.4 million. The fair value adjustment had a negative impact despite the increase in receivables in the period due to a decrease in the fair value mark. The fair value mark declined due to an increase in the default rate of the portfolio driven by credit normalization and new segments that are no longer being approved in 2022.

For the three months ended March 31, 2022, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for our SalaryTap and OppFi Card products. Total provision increased for the three months ended March 31, 2022 due to the increase in gross charge-offs on the SalaryTap and OppFi card products from their launch in 2021.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and less total provision costs. Total net revenue decreased by $11.1 million, or 18.0%, to $50.7 million for the three months ended March 31, 2022 from $61.9 million for the three months ended March 31, 2021. This decrease was due to the rise in gross charge-offs, which offset higher total revenues.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses increased by $15.4 million, or 41.1%, to $52.9 million for the three months ended March 31, 2022, from $37.5 million for the three months ended March 31, 2021. A large portion of the increase was related to higher direct marketing costs to drive higher new originations, an increase in salaries and benefits related to additional headcount, growing insurance costs as a public company, further investment in technology infrastructure, and increased interest expense as a result of higher receivables balances. A portion of the expense increase was offset by cost optimization in our customer center, and we expect to see savings throughout the remainder of 2022 as a result of headcount and vendor cost reductions implemented in the latter half of the first quarter.

(Loss) Income from Operations

(Loss) income from operations is the difference between net revenue and expenses. Total (loss) income from operations decreased by $26.5 million, or 108.9%, to $(2.2) million for the three months ended March 31, 2022, from $24.4 million for the three months ended March 31, 2021.

Other Income (Expenses)

Other income for the three months ended March 31, 2022 included the change in fair value of the warrant liability in the amount of $2.4 million. This warrant liability arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Income Before Income Taxes

Income before income taxes is the difference between (loss) income from operations and other income (expenses). Income before income taxes decreased by $24.1 million, or 99.0%, to $0.2 million for the three months ended March 31, 2022, from $24.4 million for the three months ended March 31, 2021.

Income Taxes

OppFi Inc. recorded a provision for income taxes of $0.5 million for the three months ended March 31, 2022 and no expense for the three months ended March 31, 2021. As noted above, OppFi-LLC is treated as a partnership and is not subject to income taxes; prior to the consummation of the Business Combination on July 20, 2021, there were no taxes attributable to OppFi Inc. as OppFi-LLC was the only reportable entity.

Net (Loss) Income

Net (loss) income decreased by $24.7 million, or 101.2%, to $(0.3) million for the three months ended March 31, 2022 from $24.4 million for the three months ended March 31, 2021.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $1.1 million for the three months ended March 31, 2022. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. for the three months ended March 31, 2022. Prior to the consummation of the Business Combination on July 20, 2021, there was no income attributable to OppFi Inc. as OppFi-LLC was the only reportable entity.

CONDENSED BALANCE SHEETS

Comparison of the periods ended March 31, 2022 and December 31, 2021

The following table presents our condensed balance sheet as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021	Change
			$	%
Assets
Cash and restricted cash	$59,946	$62,362	$(2,416)	(3.9)%
Finance receivables at fair value	381,845	383,890	(2,045)	(0.5)
Finance receivables at amortized cost, net	4,811	4,220	591	14.0
Other assets	65,943	51,634	14,309	27.7
Total assets	$512,545	$502,106	$10,439	2.1%
Liabilities and stockholders’ equity / members’ equity
Other liabilities	$66,256	$58,967	$7,289	12.4%
Total debt	280,863	274,021	6,842	2.5
Warrant liabilities	8,836	11,240	(2,404)	(21.4)
Total liabilities	355,955	344,228	11,727	3.4
Total stockholders’ equity / members’ equity	156,590	157,878	(1,288)	(0.8)
Total liabilities and stockholders' equity /members’ equity	$512,545	$502,106	$10,439	2.1%

Total cash and restricted cash decreased by $2.4 million as of March 31, 2022 compared to December 31, 2021, driven by self funding higher receivables growth and one time expenses, partially offset by cash from operations. Finance receivables as of March 31, 2022 decreased compared to December 31, 2021 due to the decrease of fair value of finance receivables. Other assets as of March 31, 2022 increased by $14.3 million compared to December 31, 2021, driven by the addition of an operating lease right of use asset of $15.1 million partially offset by lower debt issuance costs by $0.5 million.

Other liabilities increased by $7.3 million driven by the addition of an operating lease liability of $17.6 million and a decrease of accrued expenses by $11.0 million as of March 31, 2022. Total debt increased by $6.8 million driven by an increase in utilization of leverage facilities of $10.1 million, which was offset by lower secured borrowing payables by $3.3 million. Total equity decreased by $1.3 million driven by a decrease in noncontrolling interest of $1.6 million.

NON-GAAP FINANCIAL MEASURES

We believe that the provision of non-GAAP financial measures in this report, including Adjusted Basic and Diluted EPS, Adjusted EBITDA (and margin thereof), and Adjusted Net Income (and margin thereof) can provide useful measures for period-to-period comparisons of our business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with GAAP measures, should not be considered an alternative to any measure of financial performance calculated and presented in accordance with GAAP, and may not be comparable to the non-GAAP financial measures of other companies.

Adjusted Net Income and Adjusted EBITDA

Adjusted Net Income is a non-GAAP measure defined as our GAAP net income adjusted to eliminate the effect of certain items as shown below as well as adjusting taxes for comparison purposes. We believe that Adjusted Net Income is an important measure because it allows management, investors, and our board of directors to evaluate and compare our operating results from period-to-period by making the adjustments described below.

Adjusted EBITDA is a non-GAAP measure defined as our Adjusted Net Income adjusted for the items as shown below including taxes, depreciation and amortization and interest expense. We believe that Adjusted EBITDA is an important measure because it allows management, investors, and our board of directors to evaluate and compare our operating results from period-to-period by making the adjustments described below. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of taxes, certain non-cash items, variable charges, and timing differences.

	Three Months Ended March 31,		Variance
(in thousands, except share and per share data) Unaudited	2022	2021	~~%~~
Net (loss) income	$(297)	$24,384	(101.2)%
Provision for income taxes	540	—	—
Debt issuance cost amortization	609	521	16.9
Other addbacks and one-time expenses, net(a)	(6)	768	(100.8)
Adjusted EBT[1]	846	25,673	(96.7)
Less: pro forma taxes(b)	(198)	(6,418)	(96.9)
Adjusted net income[1]	648	19,255	(96.6)
Pro forma taxes(b)	198	6,418	(96.9)
Depreciation and amortization	3,238	2,165	49.6
Interest expense	6,840	4,087	67.4
Business (non-income) taxes	379	435	(12.9)
Adjusted EBITDA[1]	$11,303	$32,360	(65.1)%

Adjusted basic EPS[1]: (c)	$0.01	$—
Weighted average adjusted basic shares:	84,420,302	—
Adjusted diluted EPS[1]: (c)	$0.01	$—
Weighted average adjusted diluted shares:	84,473,957	—

(a) For the three months ended March 31, 2022, addbacks and one-time expense of ($0.06 million) included a ($2.4 million) addback due to the change in fair value of the warrant liabilities, a $1.5 million expense due to severance, $0.6 million in expenses related to stock compensation, and $0.3 million in other addbacks and one-time expenses.
(b) Assumes a tax rate of 25% for the three months ended March 31, 2021 and a 23.4% tax rate for the three months ended March 31, 2022, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes, in order to allow for a comparison with other publicly traded companies.
(c) Prior to the Reverse Recapitalization, all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated, as net income prior to the Business Combination was attributable entirely to OppFi-LLC.

Adjusted Shares as Reflected in Adjusted Basic and Diluted Earnings Per Share

Adjusted Basic and Diluted EPS is defined as adjusted net income divided by adjusted shares outstanding, which represent shares of both classes of common stock outstanding as of March 31, 2022, excluding 25,500,000 shares related to earnout obligations and including the impact of unvested restricted stock units. For the periods prior to July 20, 2021 earnings per share was not calculated, as adjusted net income prior to the Business Combination was attributable entirely to OppFi-LLC.

	Three Months Ended March 31,
(unaudited)	2022	2021
Weighted average Class A common stock outstanding	13,581,828	—
Weighted average Class V voting stock outstanding	96,338,474	—
Elimination of earnouts at period end	(25,500,000)	—
Weighted average adjusted basic shares	84,420,302	—
Dilutive impact of unvested restricted stock units	53,655	—
Weighted average adjusted diluted shares	84,473,957	—

	Three Months Ended March 31,
(unaudited)	2022	2021
Adjusted net income (in thousands)[1]	$648	$19,255
Weighted average adjusted basic shares	84,420,302	—
Adjusted basic EPS:[1]	$0.01	$—

	Three Months Ended March 31,
(unaudited)	2022	2021
Adjusted net income (in thousands)[1]	$648	$19,255
Weighted average adjusted diluted shares	84,473,957	—
Adjusted diluted EPS:[1]	$0.01	$—

[1] Non-GAAP Financial Measures: Adjusted Net Income, Adjusted EBT, Adjusted basic and diulted EPS and Adjusted EBITDA are financial measures that have not been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). See the “Note Regarding Non-GAAP Financial Measures” for a detailed description and reconciliation of such Non-GAAP financial measures to their most directly comparable GAAP financial measures.

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over three years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Unrestricted cash	$27,025	$25,064
Undrawn debt	$132,000	$158,100

As of March 31, 2022, we had $27.0 million in unrestricted cash, an increase of $2.0 million from December 31, 2021. As of March 31, 2022, we had an additional $132.0 million of unused debt capacity under our financing facilities for future availability, representing a 33 % overall undrawn capacity, a decrease from $158.1 million as of December 31, 2021. The reduction in undrawn debt was primarily due to funding of receivables growth. Including total financing commitments of $395.0 million, and cash on the balance sheet of $59.9 million, we had approximately $454.9 million in funding capacity as of March 31, 2022.

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

Cash Flows

The following table presents cash provided by (used in) operating, investing and financing activities during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Change

	2022	2021	$	%
Net cash provided by operating activities	$44,731	$45,356	$(625)	(1.4)%
Net cash used in investing activities	(52,244)	(4,642)	(47,602)	(1025.5)
Net cash provided by financing activities	5,097	9,594	(4,497)	46.9
Net (decrease) increase in cash and restricted cash	$(2,416)	$50,307	$(52,724)	(104.8)%

Operating Activities

Net cash provided by operating activities was $44.7 million for three months ended March 31, 2022. This was a decrease of $0.6 million when compared to net cash provided by operating activities of $45.4 million for the three months ended March 31, 2021. Cash provided by operating activities decreased due to higher expenses in 2022, driven by higher marketing costs due to higher originations, as well as an increase in salaries and employee benefits, and increased investment in technology infrastructure.

Investing Activities

Net cash used in investing activities was $(52.2) million for the three months ended March 31, 2022. This was a decrease of $47.6 million when compared to net cash used in investing activities of $4.6 million for the three months ended March 31, 2021, due to higher finance receivables originated and acquired, partially offset by higher finance receivables repaid.

Financing Activities

Net cash provided by financing activities was $5.1 million for the three months ended March 31, 2022. This was a decrease of $4.5 million when compared to net cash provided by financing activities of $9.6 million for the three months ended March 31, 2021, primarily due to an increase in net advances in senior debt and repurchases of common stock, partially offset by an increase in Member distributions and less payments in subordinated debt.

Financing Arrangements1

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. The following is a summary of OppFi’s borrowings as of March 31, 2022 and December 31, 2021 (in thousands):

					Interest Rate as of
		Borrowing	March 31,	December 31,	March 31, 2022	Maturity
Purpose	Borrower(s)	Capacity	2022	2021	Except as Noted	Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$19,176	$19,176	$22,443	15.00%	—	(2)
Senior debt
Revolving line of credit	Opportunity Funding SPE III, LLC	175,000	123,000	119,000	LIBOR plus 6.00%	January 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC	75,000	49,500	45,900	LIBOR plus 7.25%	April 2024
Revolving line of credit	Opportunity Funding SPE VI, LLC	50,000	33,000	30,600	LIBOR plus 7.25%	April 2023
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	45,000	7,500	7,500	SOFR plus 0.11% plus 3.85%	February 2024
Total revolving lines of credit		345,000	213,000	203,000
Term loan, net	OppFi-LLC	50,000	48,987	48,578	LIBOR plus 10.00%	March 2025
Total senior debt		$395,000	$261,987	$251,578

(1) There have been no material changes to the discussion on financing arrangements from our Annual Report on Form 10-K
(2) Maturity date extended indefinitely until borrowing capacity is depleted.

LIBOR Transition

In July 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On December 31, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced plans to cease publication for all USD LIBOR tenors (except the one- and two-week tenors, which ceased on December 31, 2021) on June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York have identified the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. Each of our credit facilities provides for the replacement of LIBOR as discussed above in “Financing Arrangements.” We do not expect the replacement of LIBOR to have any effect on our liquidity or the financial terms of our credit facilities

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the information on critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See “Legal contingencies” of Note 14 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 6, 2022, OppFi announced that its Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $20.0 million in the aggregate of shares of its Class A common stock. Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate OppFi to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A common stock that OppFi repurchases under the Repurchase Program, OppFi-LLC will redeem one Class A common unit of OppFi-LLC held by OppFi, decreasing the percentage ownership of OppFi-LLC by OppFi and relatively increasing the ownership by the Members. The Repurchase Program will expire in December 2023. During the three months ended March 31, 2022, OppFi repurchased 282,334 shares of its Class A common stock.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1 - January 31, 2022	—	$—	—	$—
February 1 - February 28, 2022	—	—	—	—
March 1 - March 31, 2022	282,334	3.67	282,334	19,000,000
Total	282,334	$3.67	282,334	$19,000,000

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1†+*
Ninth Amendment to Senior Secured Multi-Draw Term Loan Facility dated April 1, 2022, by and among Opportunity Financial, LLC, the other credit party thereto, the Lenders party thereto, and Midtown Madison Management LLC.

10.2†+
Employment Agreement, dated February 28, 2022, by and between Opportunity Financial, LLC and Mr. Shiven Shah (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on February 28, 2022).

10.3†+*
Amendment No. 7 to Revolving Credit Agreement, dated March 31, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, SalaryTap, LLC, SalaryTap Funding SPE, LLC, the other parties thereto and BMO Harris Bank N.A.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: May 6, 2022	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)