Form 10-Q
period 2022-06-30
OppFi Inc.
filed 2022-08-09
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, there were 109,343,992 shares of common stock, including 13,664,296 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 95,679,696 shares of Class V common stock, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of inflation on our business, the impact of COVID-19 on our business, the impact of stimulus or other government programs, whether we will be successful in obtaining declaratory relief against the Commissioner of the Department of Financial Protection and Innovation for the State of California; whether we will be subject to the Fair Access to Credit Act, a/k/a AB 539, whether our bank partners will continue to lend in California, whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California, the risk that the business combination disrupts current plans and operations, the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain our key employees, costs related to the business combination, changes in applicable laws or regulations, the possibility that we may be adversely affected by other economic, business, and/or competitive factors and other risks contained in the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 11, 2022. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2022	2021
Assets
Cash(1)	$23,472	$25,064
Restricted cash(1)	34,166	37,298
Total cash and restricted cash	57,638	62,362
Finance receivables at fair value(1)	450,703	383,890
Finance receivables at amortized cost, net of allowance for credit losses of $1,045 and $803 as of June 30, 2022 and December 31, 2021, respectively, and unearned income of $139 and $286 as of June 30, 2022 and December 31, 2021, respectively(1)	4,579	4,220
Debt issuance costs, net(1)	2,328	1,525
Property, equipment and software, net	14,949	14,643
Operating lease right of use asset	14,764	—
Deferred tax asset	24,831	25,593
Other assets(1)	8,278	9,873
Total assets	$578,070	$502,106
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable(1)	$10,229	$6,100
Accrued expenses(1)	19,355	29,595
Operating lease liability	17,285	—
Note payable	168	—
Secured borrowing payable(1)	5,123	22,443
Senior debt, net(1)	331,237	251,578
Warrant liabilities	5,539	11,240
Tax receivable agreement liability	23,636	23,272
Total liabilities	412,572	344,228
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of June 30, 2022 and December 31, 2021)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 14,247,912 shares issued and 13,632,260 shares outstanding as of June 30, 2022 and 13,631,484 shares issued and outstanding as of December 31, 2021)	1	1
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of June 30, 2022 and December 31, 2021)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 95,729,696 and 96,338,474 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	10	10
Additional paid-in capital	64,330	61,672
Accumulated deficit	(66,164)	(70,723)
Treasury stock at cost, 615,652 shares as of June 30, 2022	(2,153)	—
Total OppFi Inc.'s stockholders' deficit	(3,976)	(9,040)
Noncontrolling interest	169,474	166,918
Total stockholders' equity	165,498	157,878
Total liabilities and stockholders' equity	$578,070	$502,106

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

	June 30,	December 31,
	2022	2021
Assets of consolidated VIEs, included in total assets above
Cash	$77	$46
Restricted cash	24,831	25,780
Total cash and restricted cash	24,908	25,826
Finance receivables at fair value	423,511	379,512
Finance receivables at amortized cost, net of allowance for credit losses of $50 as of June 30, 2022	491	—
Debt issuance costs, net	2,328	1,525
Other assets	41	34
Total assets	$451,279	$406,897
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$32	$25
Accrued expenses	1,950	2,008
Secured borrowing payable	5,123	22,443
Senior debt, net	282,442	203,000
Total liabilities	$289,547	$227,476

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Interest and loan related income	$107,873	$78,030	$208,209	$162,133
Other income	2	346	376	500
	107,875	78,376	208,585	162,633
Change in fair value of finance receivables	(42,154)	(11,306)	(91,679)	(33,695)
Provision for credit losses on finance receivables	(569)	(31)	(1,026)	(38)
Net revenue	65,152	67,039	115,880	128,900
Expenses:
Direct marketing costs	19,079	11,439	32,967	18,922
Salaries and employee benefits	15,314	14,694	32,147	28,966
Interest expense and amortized debt issuance costs	7,878	6,385	15,326	10,856
Interest expense - related party	—	—	—	137
Depreciation and amortization	3,366	2,413	6,604	4,577
Technology costs	3,287	2,422	6,422	4,569
Professional fees	3,024	3,674	5,514	5,880
Payment processing fees	2,439	1,684	4,505	3,312
Occupancy	1,071	879	2,140	1,759
Management fees - related party	—	175	—	350
General, administrative and other	3,292	5,287	6,014	7,201
Total expenses	58,750	49,052	111,639	86,529
Income from operations	6,402	17,987	4,241	42,371
Other income:
Change in fair value of warrant liabilities	3,297	—	5,701	—
Income before income taxes	9,699	17,987	9,942	42,371
Provision for income taxes	202	—	742	—
Net income	9,497	$17,987	9,200	$42,371
Net income attributable to noncontrolling interest	6,039		4,666
Net income attributable to OppFi Inc.	$3,458		$4,534

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.26	$—	$0.33	$—
Diluted	$0.10	$—	$0.10	$—
Weighted average common shares outstanding:
Basic	13,525,101	—	13,553,308	—
Diluted	84,283,102	—	84,377,754	—

Pro forma:
Pro forma income tax expense (unaudited)		$541		$1,228
Pro forma net income (unaudited)		$17,446		$41,143

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity / Members’ Equity (Unaudited)
(in thousands, except share data)

											Total
	Preferred Units		Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Stockholders' Equity /
	Units	Amount	Shares	Amount	Shares	Amount	in Capital	(Deficit) Earnings	Stock	Interest	Members' Equity
Balance, March 31, 2022	—	$—	13,349,150	$1	96,338,474	$10	$62,305	$(69,647)	$(1,037)	$164,958	$156,590
Exchange of Class V shares	—	—	608,778	—	(608,778)	—	922	25	—	(947)	—
Vesting of restricted stock units	—	—	7,650	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,050	—	—	—	1,050
Purchase of treasury stock	—	—	(333,318)	—	—	—	—	—	(1,116)	—	(1,116)
Member distributions	—	—	—	—	—	—	—	—	—	(576)	(576)
Tax receivable agreement	—	—	—	—	—	—	53	—	—	—	53
Net income	—	—	—	—	—	—	—	3,458	—	6,039	9,497
Balance, June 30, 2022	—	$—	13,632,260	$1	95,729,696	$10	$64,330	$(66,164)	$(2,153)	$169,474	$165,498

Balance, March 31, 2021	41,102,500	$6,660	—	$—	—	$—	$401	$187,054	$—	$—	$194,115
Effects of adopting fair value option	—	—	—	—	—	—	—	(1,817)	—	—	(1,817)
Profit interest compensation	—	—	—	—	—	—	180	—	—	—	180
Member distributions	—	—	—	—	—	—	—	(33,126)	—	—	(33,126)
Net income	—	—	—	—	—	—	—	17,987	—	—	17,987
Balance, June 30, 2021	41,102,500	$6,660	—	$—	—	$—	$581	$170,098	$—	$—	$177,339

Balance, December 31, 2021	—	$—	13,631,484	$1	96,338,474	$10	$61,672	$(70,723)	$—	$166,918	$157,878
Exchange of Class V shares	—	—	609	—	(609)	—	922	25	—	(947)	—
Vesting of restricted stock units	—	—	7,650	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,629	—	—	—	1,629
Purchase of treasury stock	—	—	(615,652)	—	—	—	—	—	(2,153)	—	(2,153)
Member distributions	—	—	—	—	—	—	—	—	—	(1,163)	(1,163)
Tax receivable agreement	—	—	—	—	—	—	107	—	—	—	107
Net income	—	—	—	—	—	—	—	4,534	—	4,666	9,200
Balance, June 30, 2022	—	$—	13,632,260	$1	95,729,696	$10	$64,330	$(66,164)	$(2,153)	$169,474	$165,498

Balance, December 31, 2020	41,102,500	$6,660	—	$—	—	$—	$352	$92,320	$—	$—	$99,332
Effects of adopting fair value option	—	—	—	—	—	—	—	69,435	—	—	69,435
Profit interest compensation	—	—	—	—	—	—	229	—	—	—	229
Member distributions	—	—	—	—	—	—	—	(34,028)	—	—	(34,028)
Net income	—	—	—	—	—	—	—	42,371	—	—	42,371
Balance, June 30, 2021	41,102,500	$6,660	—	$—	—	$—	$581	$170,098	$—	$—	$177,339

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$9,200	$42,371
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	91,679	33,695
Provision for credit losses on finance receivables	1,026	38
Depreciation and amortization	6,604	4,577
Debt issuance cost amortization	1,506	1,163
Profit interest and stock-based compensation expense	1,629	229
Amortization of operating lease	9	—
Loss on disposition of equipment	3	4
Deferred income taxes	762	—
Change in tax receivable agreement liability	364	—
Change in fair value of warrant liabilities	(5,701)	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(2,252)	(1,512)
Other assets	1,595	(812)
Accounts payable	4,129	(753)
Accrued expenses	(7,769)	5,837
Net cash provided by operating activities	102,784	84,837

Cash flows from investing activities:
Finance receivables originated and acquired	(369,913)	(248,453)
Finance receivables repayments and recoveries	212,436	207,156
Purchases of equipment and capitalized technology	(6,913)	(6,581)
Net cash used in investing activities	(164,390)	(47,878)

Cash flows from financing activities:
Member distributions	(1,163)	(34,028)
Net (payments) advances of secured borrowing payable	(17,320)	1,624
Net advances of senior debt	79,442	76,228
Net advance of note payable	168	—
Payment of subordinated debt - related party	—	(4,000)
Payment for debt issuance costs	(2,092)	(1,661)
Repurchases of common stock	(2,153)	—
Net cash provided by financing activities	56,882	38,163

Net (decrease) increase in cash and restricted cash	(4,724)	75,122

Cash and restricted cash
Beginning	62,362	45,657
Ending	$57,638	$120,779

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$14,196	$10,002
Income taxes paid	$328	$—

Supplemental disclosure of non-cash activities:
Non-cash change from adopting the fair value option on finance receivables	$—	$69,435
Increase in additional paid-in capital as a result of tax receivable agreement	$107	$—
Operating lease right of use asset recognized from adoption of ASU 2016-02	$15,459	$—
Operating lease liability recognized from adoption of ASU 2016-02	$17,972	$—

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

Following the Closing, the Company is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of June 30, 2022, OppFi owned approximately 12.5% of the OppFi Units and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

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

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K ("Annual Report"), as amended, for the year ended December 31, 2021, filed with the SEC on March 11, 2022. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2022.

The accompanying unaudited consolidated financial statements include the accounts of OppFi and OppFi-LLC with its wholly-owned subsidiaries and variable interest entities (“VIEs”) in which the Company is the primary beneficiary. The Company is considered to be the primary beneficiary of a VIE when it has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or receive benefits of a VIE that could potentially be significant to the VIE. All intercompany transactions and balances have been eliminated in consolidation.

On April 15, 2022, OppFi-LLC entered into agreements with Midtown Madison Management LLC, an unrelated third party, and Gray Rock SPV LLC, an entity formed by third-party investors for the purpose of purchasing participation interests in receivables from Gray Rock Finance LLC. Under the terms of the agreements, OppFi-LLC serves as the servicer of these financial assets. As the servicer, OppFi-LLC is subject to various financial covenants, such as minimum tangible net worth, liquidity and debt-to-equity ratio. OppFi-LLC also entered into a total return swap transaction with Midtown Madison Management LLC, providing credit protection related to a reference pool of consumer receivables financed by Midtown Madison Management LLC. While Gray Rock SPV LLC is not owned by OppFi-LLC, Gray Rock SPV LLC was determined to be a VIE and OppFi-LLC is considered the primary beneficiary based on its power to direct activities through its role as a servicer and its obligations to absorb losses and right to receive benefits.

Segments: Segments are defined as components of an enterprise for which discrete financial information is available and evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

performance. OppFi’s Chief Executive Officer is considered to be the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s operations constitute a single reportable segment.

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

The judgements, assumptions, and estimates used by management are based on historical experience, management’s experience and qualitative factors. The areas subject to significant estimation techniques are the determination of fair value of installment finance receivables and warrants, the adequacy of the allowance for credit losses on finance receivables, operating lease right of use asset, operating lease liability, valuation allowance of deferred tax assets, stock-based compensation expense and income tax provision. For the aforementioned estimates, it is reasonably possible the recorded amounts or related disclosures could significantly change in the near future as new information is available.

Accounting Policies: There have been no changes to the Company's significant accounting policies from those described in Part II, Item 8 - Financial Statements and Supplementary Data in the Annual Report, except for the new accounting pronouncement subsequently adopted as noted below and the accounting for earnings per share as noted below and in Note 17.

Participation rights purchase obligations: OppFi-LLC has entered into bank partnership arrangements with certain banks insured by the FDIC. As part of these bank partnership arrangements, the banks have the ability to retain a percentage of the finance receivables they have originated, and OppFi-LLC’s participation rights are reduced by the percentage of the finance receivables retained by the banks. For the six months ended June 30, 2022 and 2021, finance receivables originated through the bank partnership arrangements totaled 94% and 84%, respectively. As of June 30, 2022 and December 31, 2021, the unpaid principal balance of finance receivables outstanding for purchase was $18.6 million and $9.5 million, respectively.

Troubled debt restructurings: As the terms of the receivables are typically not renegotiated and settlement offers are not typically made until after a receivable stops accruing interest income (up to 60 days delinquent), the only receivables considered to be impaired, or troubled debt restructurings, are: 1) those receivables where a settlement offer is made after receivables cease accruing interest, which may result in a modification of contractual terms, 2) the Company has received notification that a borrower is working with a third party to settle debt on his/her behalf and 3) customers who have entered into the Company’s short-term or long-term hardship programs. As of June 30, 2022 and December 31, 2021, management determined the balance of troubled debt restructuring receivables to be immaterial to the consolidated financial statements as a whole. As such, substantially all disclosures relating to impaired finance receivables, and troubled debt restructuring, have been omitted from these consolidated financial statements.

Capitalized technology: The Company capitalized software costs associated with application development totaling $3.0 million and $3.4 million for the three months ended June 30, 2022 and 2021, respectively, and $6.8 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense, which is included in depreciation and amortization on the consolidated statements of operations, totaled $3.1 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively, and $6.1 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively.

Treasury stock: The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity on the consolidated balance sheets. The Company accounts for the reissuance of treasury stock on the first-in, first out (“FIFO”) method.

Earnings per share: Basic earnings per share available to common stockholders is calculated by dividing the net income attributable to OppFi by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share available to common stockholders is computed using the more dilutive of a) the treasury stock method, which gives effect to potentially dilutive common stock equivalents of OppFi outstanding during the period, or b) the if-converted method, which gives effect to both the potentially dilutive common stock equivalents outstanding during the period as well as an assumed full exchange of Units of OppFi-LLC into Class A common shares of OppFi as of the beginning of the period. The if-converted method would also give effect to conversion of the Earnout Units in periods they would be deemed to vest. For the if-converted method, earnings is also adjusted to reflect all income of OppFi-LLC inuring to the benefit of OppFi and taxed accordingly. In periods in which the Company reports a net loss available attributable to OppFi, diluted earnings per share available to common stockholders would be the same as basic earnings per share available to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 87.5% and 87.6% of the economic ownership percentage of OppFi-LLC as of June 30, 2022 and December 31, 2021, respectively. In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, the Company classifies the noncontrolling

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to OppFi and the noncontrolling ownership interests separately in the consolidated statements of operations.

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

Accounting pronouncements issued and adopted: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and issued certain transitional guidance and subsequent amendments between January 2018 and February 2020 (collectively, “Topic 842”). Under Topic 842, lessees are required to recognize lease assets and lease liabilities on the consolidated balance sheets for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Per ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued June 2020, Topic 842, as amended, is effective for private companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As permitted for emerging growth companies, the Company adopted Topic 842 under the private company transition guidance, which was effective for the Company beginning on January 1, 2022. The Company utilized the effective date method, whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, the Company has elected the package of practical expedients permitted under the transition guidance which, among other things, permits companies to not reassess prior conclusions on lease identification, lease classification, and initial direct costs. The Company also elected the practical expedient which permits the Company to combine lease and non-lease components and to exclude short-term leases, defined as having an initial term of twelve months or less, from the consolidated balance sheets. The adoption of Topic 842, as amended, resulted in the Company recording a right-of-use asset and lease liability related to the Company’s operating lease of its corporate headquarters totaling approximately $15.5 million and $18.0 million, respectively, on the Company’s consolidated balance sheet as of January 1, 2022. A decrease to deferred rent totaling approximately $2.5 million, which was previously included in accrued expenses on the consolidated balance sheet, was reclassified as an offset to the right-of-use asset upon adoption of Topic 842. The adoption of the standard did not materially affect the Company's consolidated statements of operations or cash flows.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Finance Receivables

Finance receivables at fair value: The components of installment finance receivables at fair value as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Unpaid principal balance of finance receivables - accrual	$362,734	$307,059
Unpaid principal balance of finance receivables - non-accrual	31,975	25,185
Unpaid principal balance of finance receivables	$394,709	$332,244

Finance receivables at fair value - accrual	$432,866	$369,576
Finance receivables at fair value - non-accrual	4,941	3,677
Finance receivables at fair value, excluding accrued interest and fees receivable	437,807	373,253
Accrued interest and fees receivable	12,896	10,637
Finance receivables at fair value	$450,703	$383,890

Difference between unpaid principal balance and fair value	$43,098	$41,009

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finances receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of June 30, 2022, the aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due was $14.3 million and $2.2 million, respectively. As of December 31, 2021, the aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due was $10.5 million and $1.5 million, respectively.

Changes in the fair value of installment finance receivables at fair value for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at the beginning of the period	$381,845	$269,782	$383,890	$289,166
Originations of principal	211,370	39,576	365,391	145,410
Repayments of principal and recoveries	(102,581)	—	(209,158)	(104,195)
Accrued interest and fees receivable	2,223	146	2,259	1,512
Charge-offs, net (1)	(46,599)	(17,322)	(93,770)	(37,155)
Adjustment to fair value	—	(1,817)	—	—
Net change in fair value (1)	4,445	6,016	2,091	3,460
Balance at the end of the period	$450,703	$296,381	$450,703	$296,381

(1) Included in "Change in fair value of finance receivables" in the consolidated statements of operations.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Finance receivables at amortized cost, net: The components of finance receivables carried at amortized cost as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Finance receivables	$5,746	$5,285
Accrued interest and fees	17	24
Unearned annual fee income	(139)	(286)
Allowance for credit losses	(1,045)	(803)
Finance receivables at amortized cost, net	$4,579	$4,220

Changes in the allowance for credit losses on finance receivables for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$931	$7	$803	$55,031
Effects of adopting fair value option	—	—	—	(55,031)
Provisions for credit losses on finance receivables	569	31	1,026	38
Finance receivables charged off	(455)	(27)	(784)	(27)
Ending balance	$1,045	$11	$1,045	$11

The following is an assessment of the credit quality of finance receivables at amortized cost and presents the recency and contractual delinquency of the finance receivable portfolio as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Recency delinquency	Contractual delinquency	Recency delinquency	Contractual delinquency
Current	$4,230	$4,170	$5,016	$4,993
Delinquency
30-59 days	374	359	152	171
60-89 days	392	403	102	104
90+ days	750	814	15	17
Total delinquency	1,516	1,576	269	292
Finance receivables	$5,746	$5,746	$5,285	$5,285

In accordance with the Company’s income recognition policy, finance receivables in non-accrual status as of June 30, 2022 and December 31, 2021 were $1.2 million and $0.1 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 4. Property, Equipment and Software, Net

Property, equipment and software consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Capitalized technology	$41,371	$34,586
Furniture, fixtures and equipment	3,914	3,792
Leasehold improvements	979	979
Total property, equipment and software	46,264	39,357
Less accumulated depreciation and amortization	(31,315)	(24,714)
Property, equipment and software, net	$14,949	$14,643

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $3.4 million and $2.4 million, respectively, and for the six months ended June 30, 2022 and 2021 was $6.6 million and $4.6 million, respectively.

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrual for services rendered and goods purchased	$8,532	$10,631
Accrued payroll and benefits	7,418	11,779
Deferred rent	—	2,513
Other	3,405	4,672
Total	$19,355	$29,595

Note 6. Leases

The Company leases its office facilities under a non-cancelable operating lease agreement with an unrelated party through September 2030. Operating leases are included in "Operating lease right of use asset" and "Operating lease liability" in the consolidated balance sheets.

Operating lease cost, which is included in occupancy expense in the consolidated statements of operations, totaled $1.1 million and $2.1 million, of which $0.5 million and $1.0 million was related to variable lease payments, for the three and six months ended June 30, 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities totaled $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Future minimum lease payments as of June 30, 2022 are as follows (in thousands):

Year	Amount
Remainder of 2022	$1,147
2023	2,339
2024	2,410
2025	2,482
2026	2,557
2027	2,633
Thereafter	7,650
Total lease payments	21,218
Less: imputed interest	(3,933)
Operating lease liability	$17,285

The weighted average remaining lease term and discount rate as of June 30, 2022 are as follows:

Weighted average remaining lease term (in years)	8.3
Weighted average discount rate	5%

Supplemental cash flow information related to the lease for the three and six months ended June 30, 2022 are as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$562	$1,124

Disclosures under ASC 840, Leases

Rent expense, which is included in occupancy expense in the consolidated statements of operations, totaled $0.9 million and $1.8 million for the three and six months ended June 30, 2021, respectively.

Future minimum lease payments as of December 31, 2021 were as follows (in thousands):

Year	Amount
2022	$2,271
2023	2,339
2024	2,410
2025	2,482
2026	2,557
Thereafter	10,283
Total	$22,342

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7.    Borrowings

The following is a summary of the Company’s outstanding borrowings as of June 30, 2022 and December 31, 2021, including borrowing capacity as of June 30, 2022 (in thousands):

Purpose	Borrower	Borrowing Capacity	June 30, 2022	December 31, 2021	Interest Rate as of June 30, 2022	Maturity Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$5,123	$5,123	$22,443	15.00%	—	(1)

Senior debt
Revolving line of credit	Opportunity Funding SPE III, LLC	$175,000	$134,759	$119,000	LIBOR plus 6.00%	January 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche A)	75,000	37,500	45,900	LIBOR plus 7.25%	June 2025
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche B)	125,000	70,000	—	SOFR plus 6.75%	June 2025
Revolving line of credit	Opportunity Funding SPE VI, LLC	—	—	30,600	LIBOR plus 7.25%	April 2023
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	45,000	7,500	7,500	SOFR plus 0.11% plus 3.85%	February 2024
Revolving line of credit	Gray Rock SPV LLC	75,000	32,683	—	SOFR plus 7.25%	April 2025
Total revolving lines of credit		495,000	282,442	203,000

Term loan, net	OppFi-LLC	50,000	48,795	48,578	LIBOR plus 10.00%	March 2025
Total senior debt		$545,000	$331,237	$251,578

Note payable	OppFi-LLC	$168	$168	$—	4.59%	December 2022

(1)	Maturity date extended indefinitely until borrowing capacity is depleted

Secured borrowing payable: As of June 30, 2022 and December 31, 2021, $165.0 million and $148.9 million, respectively, of finance receivables have been purchased with an active secured borrowing balance of $5.1 million and $22.4 million, respectively.

Interest expense related to secured borrowings was $0.4 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $1.2 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company has capitalized $0.2 million in debt issuance costs related to secured borrowings. There were no amortized debt issuance costs related to secured borrowings for the three and six months ended June 30, 2022. Amortized debt issuance costs related to secured borrowings were $13 thousand and $25 thousand, respectively, for the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, there were no unamortized debt issuance costs related to secured borrowings.

Senior debt:

Corporate credit agreement

On March 23, 2021, the borrowings under this revolving credit agreement were paid in full. Subsequent to repayment, OppFi-LLC terminated the revolving credit agreement. Interest expense related to the revolving credit agreement totaled $35 thousand for the six months ended June 30, 2021. Additionally, the Company has capitalized $0.3 million in debt issuance costs in connection with this facility. For the six months ended June 30, 2021, amortized debt issuance costs were $21 thousand.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Revolving line of credit - Opportunity Funding SPE III, LLC

Interest expense related to this facility was $2.6 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively, and $5.1 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company has capitalized $2.1 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.2 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the remaining balance of unamortized debt issuance costs associated with the facility was $0.6 million and $0.8 million, respectively.

Revolving line of credit - Opportunity Funding SPE V, LLC and Opportunity Funding SPE VII, LLC

On June 14, 2022, this revolving credit agreement was amended to, among other things, increase the size of the facility from $75 million to $200 million and extend the revolving period for an additional three years to June 14, 2025. Under the amendment, this revolving credit agreement was bifurcated into two tranches: Tranche A, in amount of $75 million, and Tranche B, in an amount of $125 million. The amendment also replaced the use of Adjusted LIBOR Rate with Term Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate for Tranche B.

Interest expense related to this facility was $1.5 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $2.6 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company has capitalized $1.5 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the remaining balance of unamortized debt issuance costs associated with this facility was $0.2 million and $0.4 million, respectively.

Revolving line of credit - Opportunity Funding SPE VI, LLC

On June 22, 2022, the borrowings under this revolving line of credit agreement were paid in full. Subsequent to repayment, OppFi-LLC terminated the revolving credit agreement.

Interest expense related to this facility was $0.8 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company has capitalized $0.9 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $14.2 thousand and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021 , the remaining balance of unamortized debt issuance costs associated with this facility was $14 thousand and $0.1 million, respectively.

Revolving line of credit - Opportunity Funding SPE IV, LLC and SalaryTap Funding SPE, LLC

On March 31, 2022, this revolving credit agreement was amended to bear interest in accordance with the SOFR at a per annum rate equal to the applicable SOFR rate plus a credit spread adjustment of 0.11% plus 3.85%.

Interest expense related to this facility was $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company has capitalized $0.9 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.1 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the remaining balance of unamortized debt issuance costs associated with this facility was $0.3 million and $0.3 million, respectively.

Revolving line of credit - Gray Rock SPV LLC

On April 15, 2022, Gray Rock SPV LLC entered into a revolving line of credit agreement that provides maximum borrowings of $75 million. Interest is payable monthly. Borrowings are secured by the assets of Gray Rock SPV LLC. The revolving line of credit agreement contains a financial covenant restricting dividend payments.

For the three and six months ended June 30, 2022, interest expense related to this facility totaled $0.4 million.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Term loan, net

As of June 30, 2022 and December 31, 2021, the outstanding balance of $50.0 million was net of unamortized debt issuance costs of $1.3 million and $1.4 million, respectively.

Interest expense related to this facility was $1.5 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, and $3.0 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company has capitalized $2.3 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, required payments for the term loan for each of the next five years are as follows (in thousands):

Year	Amount
Remainder of 2022	$—
2023	—
2024	—
2025	50,000
2026	—
Total	$50,000

Note payable: In March 2022, OppFi entered into a financing agreement for the financing of insurance premiums totaling $0.3 million payable in ten monthly installments of $28 thousand through December 23, 2022. Interest expense related to this note payable was $1.9 thousand for the three and six months ended June 30, 2022.

Subordinated debt - related party: On March 30, 2021, the borrowings under this unsecured line of credit agreement were paid in full. Interest expense related to this related party transaction was $0.1 million for the six months ended June 30, 2021.

Note 8.    Warrant Liabilities

As of June 30, 2022, there were 11,887,500 Public Warrants and 3,451,937 Private Placement Warrants outstanding. As of June 30, 2022 and December 31, 2021, the Company recorded warrant liabilities of $5.5 million and $11.2 million, respectively, in the consolidated balance sheets. The change in fair value of the Public Warrants and Private Placement Warrants was $2.4 million and $0.9 million, respectively, for the three months ended June 30, 2022 and was $4.3 million and $1.4 million, respectively, for the six months ended June 30, 2022.

Note 9. Stockholders’ Equity

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

During the three months ended June 30, 2022, OppFi repurchased 333,318 shares of Class A Common Stock, which were held as treasury stock as of June 30, 2022, at an average purchase price of $3.31 per share for an aggregate purchase price of $1.1 million. During the six months ended June 30, 2022, OppFi repurchased 615,652 shares of Class A Common Stock, which were held as treasury stock as of June 30, 2022, at an average purchase price of $3.48 per share for an aggregate purchase price of $2.1 million. As of June 30, 2022, $17.9 million of the repurchase authorization under the Repurchase Program remained available.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 10.    Stock-Based Compensation

On July 20, 2021, OppFi established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of June 30, 2022, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan (including from outstanding awards) was 11,772,630 shares. As of June 30, 2022, OppFi had only granted awards in the form of options, restricted stock units, and performance stock units.

Stock options:

A summary of the Company’s stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	3,375,000	$15.23	—	$—
Granted	553,794	3.94	—	—
Exercised	—	—	—	—
Forfeited	(1,499,822)	14.01	—	—
Outstanding as of June 30, 2022	2,428,972	$13.40	9.28	$—
Exercisable as of June 30, 2022	175,000	$15.23	9.06	$—

For the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $0.3 million and $0.1 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had unrecognized stock-based compensation related to unvested stock options of $3.2 million and $6.1 million, respectively, that is expected to be recognized over an estimated weighted average period of approximately 3.2 years and 3.5 years, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2022 was $2.33.

The fair value of each option grant during the six months ended June 30, 2022 was estimated on the grant date using the Black-Scholes option pricing model based on the following assumptions:

Volatility (high)	60.00%	-	65.00%
Risk-free rate	1.71%	-	3.02%
Expected term (years)			6.1 years
Dividend yield			0.00%

Restricted stock units:

A summary of the Company’s restricted stock unit (“RSU”) activity for the six months ended June 30, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	1,818,530	$7.58
Granted	1,532,592	3.48
Vested	(27,159)	3.81
Forfeited	(944,246)	5.53
Unvested - end of period	2,379,717	$5.30

There were 25,671 vested RSUs that remained unsettled as of June 30, 2022. For the three and six months ended June 30, 2022, the Company recognized stock-based compensation of $0.7 million and $1.5 million related to RSUs, respectively. As of June 30, 2022 and December 31, 2021, total unrecognized compensation expense related to RSUs was $9.9 million and $12.2

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

million, respectively, which will be recognized over a weighted average vesting period of approximately 3.5 years and 3.6 years, respectively.

Performance stock units:

A summary of the Company’s performance stock unit (“PSU”) activity for the six months ended June 30, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	78,907	$7.69
Granted	425,264	3.81
Vested	—	—
Forfeited	(55,451)	7.69
Unvested - end of period	448,720	$4.01

For the three and six months ended June 30, 2022, the Company recognized negative stock-based compensation of $37.6 thousand due to forfeitures and stock-based compensation of $40.8 thousand related to PSUs, respectively. As of June 30, 2022 and December 31, 2021, total unrecognized compensation expense related to PSUs was $1.6 million and $0.5 million, respectively, which will be recognized over a weighted average vesting period of approximately 3.80 years and 3.75 years, respectively.

Employee Stock Purchase Plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP permits eligible employees to contribute up to 10% of their compensation, not to exceed the IRS allowable limit, to purchase shares of Class A Common Stock during six month offerings. Eligible employees will purchase the shares at a price per share equal to the lesser of 85% of the fair market value of the Class A Common Stock on the first trading day of the offering period or the last trading day of the offering period. The offering periods begin each January 1 and July 1, with the initial offering period beginning on January 1, 2022. As of June 30, 2022, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP was 1,200,000 and consists of authorized but unissued or reacquired shares of Class A Common Stock. The maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP shall be cumulatively increased on each January 1, through and including January 1, 2030, by a number of shares equal to the smallest of (a) one percent of the number of shares of Class A Common Stock issued and outstanding on the immediately preceding December 31, (b) 2,400,000 shares, or (c) an amount determined by the Board. As of June 30, 2022 and December 31, 2021, no shares of Class A Common Stock have been purchased under the ESPP.

ESPP employee payroll contributions accrued as of June 30, 2022 were $0.1 million and are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of June 30, 2022 were used to purchase shares at the end of the ESPP offering period ending on June 30, 2022. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. During the three and six months ended June 30, 2022, the Company recognized ESPP compensation expense of $33.9 thousand.

Profit unit interests: Prior to the Business Combination, OppFi-LLC issued profit unit interests, which were recapitalized as OppFi Units in connection with the adoption by the Members in accordance with the terms of the OppFi A&R LLCA immediately prior to the Closing.

Total profit interest compensation expense for the three and six months ended June 30, 2021 was $0.2 million and $0.2 million, respectively.

The compensation expense accounted for all vested units based on the following assumptions:

Expected term	3 years
Volatility	68.0%
Discount for lack of marketability	45.0%
Risk free rate	0.2%

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s profit unit interests activity for the six months ended June 30, 2021 is as follows:

		Avg Fair Value
	Units	at Grant Date
Outstanding at December 31, 2020	12,202,135	$0.08
Granted	—	—
Forfeited	(54,800)	0.08
Outstanding at March 31, 2021	12,147,335	0.08
Granted	—	—
Forfeited	—	—
Outstanding at June 30, 2021	12,147,335	$0.08

A summary of the Company’s non-vested units activity for the six months ended June 30, 2021 is as follows:

		Avg Fair Value
	Units	at Grant Date
Non-vested units at December 31, 2020	4,738,333	$0.12
Granted	—	—
Vested	(325,835)	0.15
Forfeited	(54,800)	0.08
Non-vested units at March 31, 2021	4,357,698	0.12
Granted	—	—
Vested	(2,522,476)	0.07
Forfeited	—	—
Non-vested units at June 30, 2021	1,835,222	$0.20

Subsequent to the Business Combination, there was no unrecognized compensation expense related to profit unit interests.

Note 11. Income Taxes

For the three months ended June 30, 2022, OppFi recorded an income tax expense of $0.2 million and reported consolidated income before income taxes of $9.7 million, resulting in a 2.1% effective income tax rate. For the six months ended June 30, 2022, OppFi recorded an income tax expense of $0.7 million and reported consolidated income before income taxes of $9.9 million, resulting in a 7.5% effective income tax rate. As OppFi-LLC was classified as a partnership for federal income tax purposes, OppFi-LLC did not record a federal income tax expense for the three and six months ended June 30, 2021. A pro forma income tax provision has been disclosed as if OppFi-LLC was owned by OppFi for the three and six months ended June 30, 2021 in the same proportion as it is as of June 30, 2022. For the three and six months ended June 30, 2021, the unaudited pro forma income tax expense was $0.5 million and $1.2 million, respectively, resulting in an effective tax rate of 3.0%.

OppFi’s effective income tax rates for the three and six months ended June 30, 2022 and for the pro forma 2021 differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, and discrete tax items. For the three months ended June 30, 2022, Gray Rock SPV LLC’s income was included in the noncontrolling interest adjustment, because its activity was included in income before income taxes, but excluded from taxation at the Company as Gray Rock SPV LLC is not owned by the Company or OppFi-LLC. For the six months ended June 30, 2022, there was a discrete item recorded of $0.5 million related to a prior period stock compensation adjustment during the three months ended March 31, 2022, which increased the effective rate by 5.4%. Excluding the aforementioned discrete item, the effective tax rate for the six months ended June 30, 2022 would have been 2.1%.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of June 30, 2022, OppFi owned 12.5% of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. The Company does not have an ownership interest in Gray Rock SPV LLC; as such, there is no tax accounting with regards to this VIE. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic. For the three and six months ended June 30, 2022, the impact of the CARES Act was immaterial to the Company’s tax provision. However, under the CARES Act, the Company is deferring the employer portion of payroll tax payments through December 31, 2022.

There were no unrecognized tax benefits as of June 30, 2022 or December 31, 2021, and there were also no amounts accrued for the payment of interest and penalties as of June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 12. Interest Expense and Amortized Debt Issuance Costs

The following table summarizes interest expense and amortized debt issuance costs for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$7,443	$5,743	$14,282	$9,693
Amortized debt issuance costs	435	642	1,044	1,163
Interest expense and amortized debt issuance costs	$7,878	$6,385	$15,326	$10,856
Note 13. Fair Value Measurements

Fair value on a nonrecurring basis: The Company has no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	Carrying Value	Fair Value Measurements
	June 30, 2022	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$437,807	$—	$—	$437,807

Financial liabilities:
Warrant liability - Public Warrants (2)	3,804	3,804	—	—
Warrant liability - Private Placement Warrants (3)	1,735	—	—	1,735

	Carrying Value	Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$373,253	$—	$—	$373,253

Financial liabilities:
Warrant liability - Public Warrants (2)	8,083	8,083	—	—
Warrant liability - Private Placement Warrants (3)	3,157	—	—	3,157

During the three and six months ended June 30, 2022 and 2021, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about the significant unobservable inputs used for the Company’s installment finance receivables fair value measurements as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Interest rate on finance receivables	149.90%	147.60%
Discount rate	24.90%	21.80%
Servicing cost*	5.00%	5.00%
Remaining life	0.64 years	0.62 years
Default rate*	19.46%	17.70%
Accrued interest*	3.27%	3.20%
Prepayment rate*	16.39%	21.00%

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

The following table presents the significant assumptions used in the simulation at June 30, 2022 and December 31, 2021, the Closing Date:

	June 30, 2022		December 31, 2021
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	2.98%	2.98%	1.19%	1.50%
Expected term (years)	4.1	9.1	4.6	9.6
Expected volatility	50.30%	50.30%	48.40%	48.40%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$0.36	$0.90	$0.74	$1.40

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2021	$1,879	$1,278	$3,157
Change in fair value	(356)	(146)	(502)
Fair value as of March 31, 2022	1,523	1,132	2,655
Change in fair value	(609)	(311)	(920)
Fair value as of June 30, 2022	$914	$821	$1,735

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands):

	Carrying Value	Fair Value Measurements
	June 30, 2022	Level 1	Level 2	Level 3
Assets:
Cash	$23,472	$23,472	$—	$—
Restricted cash	34,166	34,166	—	—
Accrued interest and fees receivable	12,896	12,896	—	—
Finance receivables at amortized cost, net	4,579	—	—	4,579

Liabilities:
Secured borrowing payable	5,123	—	—	5,123
Senior debt, net	331,237	—	—	331,237

	Carrying Value	Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash	$25,064	$25,064	$—	$—
Restricted cash	37,298	37,298	—	—
Accrued interest and fees receivable	10,637	10,637	—	—
Finance receivables at amortized cost, net	4,220	—	—	4,220

Liabilities:
Secured borrowing payable	22,443	—	—	22,443
Senior debt, net	251,578	—	—	251,578

Note 14. Commitments, Contingencies and Related Party Transactions

Legal contingencies: Due to the nature of its business activities, the Company is subject to extensive regulations and legal actions and is currently involved in certain legal proceedings, including class action allegations, and regulatory matters, which arise in the normal course of business. In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal proceedings and regulatory matters when those matters present loss contingencies which are both probable and reasonably estimable.

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

The Company is vigorously defending all legal proceedings and regulatory matters. Except as described below, management does not believe that the resolution of any currently pending legal proceedings and regulatory matters will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

On November 18, 2021, the Company entered into a Consent Judgement and Order (“Settlement”) with the Attorney General of the District of Columbia (“District”) to resolve all matters in a dispute related to the action previously filed against the Company by the District (“Action”). The Company denies the allegations in the Action and denies that it has violated any law or engaged in any deceptive or unfair practices. The Action was resolved to avoid the expense of protracted litigation. As part of the Settlement, the Company agreed to, among other things, refrain from certain business activities in the District of Columbia, pay $0.3 million to the District of Columbia and provide refunds totaling $1.5 million to certain District of Columbia consumers. As of December 31, 2021, unpaid refunds due to certain District of Columbia consumers totaled $1.5 million, which is included in accrued expenses on the consolidated balance sheet as of such date. During the six months ended June 30, 2022, the Company distributed refunds totaling $1.5 million to the District of Columbia consumers and there were no unpaid refunds due as of June 30, 2022.

On March 7, 2022, the Company filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division. The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. On April 8, 2022, the Defendant filed a cross-complaint against the Company attempting to enforce the CFL against the Company and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against the Company. On May 10, 2022, the Company filed a Demurrer to the cross-complaint of the Defendant. On July 7, 2022, the Defendant filed its opposition to the Company’s Demurrer to the cross-complaint of the Defendant. The Company intends to aggressively prosecute the claims set forth in the Complaint and vigorously defend itself against the cross-complaint as the Company believes that the Defendant’s position is without merit as explained in the Company’s initial Complaint.

Related party transactions: OppFi-LLC previously had an unsecured line of credit agreement with Schwartz Capital Group (“SCG”) with a maximum available amount of $4.0 million, which was paid in full on March 30, 2021. Interest expense related to this related party transaction was $0.1 million for the three and six months ended June 30, 2021.

In August 2020, OppFi-LLC entered into a Management Fee Agreement (“Management Fee Agreement”) with SCG. Pursuant to the terms of the Management Fee Agreement, SCG provided board and advisory services. Effective upon the Closing, OppFi-LLC terminated the Management Fee Agreement. For the three and six months ended June 30, 2021, management fees under the Management Fee Agreement totaled $0.2 million and $0.4 million, respectively.

Severance agreements: The Company entered into Severance Agreements and General Releases (“Severance Agreements”) with the Company’s former Chief Executive Officer and other key employees. In connection with these Severance Agreements, the Company agreed to, among other things, pay certain severance benefits for one year. Severance expense, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $0.5 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $2.0 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

Note 15.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of June 30, 2022, consumers living primarily in Texas, Florida and California made up approximately 13%, 13%, and 12%, respectively, of the gross amount of the Company’s portfolio of finance receivables. As of June 30, 2022, there were no other states that made up more than 10% or more of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2021, consumers living primarily in Florida, Texas and California made up approximately 14%, 14% and 11%, respectively, of the gross amount of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 16. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $0.4 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 (in thousands, except share and per share data):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Numerator:
Net income attributable to OppFi Inc.	$3,458	$4,534
Net income available to Class A common stockholders - Basic	3,458	4,534
Dilutive effect of warrants on net income to Class A common stockholders	—	—
Net income attributable to noncontrolling interest	6,039	4,666
Income tax provision	(1,451)	(1,120)
Net income available to Class A common stockholders - Diluted	$8,046	$8,080
Denominator:
Weighted average Class A common stock outstanding - Basic	13,525,101	13,553,308
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	125,383	89,519
Performance stock units	18,245	9,123
Warrants	—	—
Employee stock purchase plan	—	—
Units, excluding Earnout Units	70,614,373	70,725,804
Dilutive potential common shares	70,758,001	70,824,446
Weighted average units outstanding - diluted	84,283,102	84,377,754
Earnings per share:
Basic EPS	$0.26	$0.33
Diluted EPS	$0.10	$0.10

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three and six months ended June 30, 2022:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Public Warrants	11,887,500	11,887,500
Private Unit Warrants	231,250	231,250
$11.50 Exercise Price Warrants	2,248,750	2,248,750
$15 Exercise Price Warrants	912,500	912,500
Underwriter Warrants	59,437	59,437
Stock Options	2,428,972	2,278,034
Restricted stock units	1,248,203	1,304,376
Performance stock units	125,564	102,236
Noncontrolling interest - Earnout Units	25,500,000	25,500,000
Potential common stock	44,642,176	44,524,083

Note 18.    Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued.

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
OVERVIEW

OppFi Inc. (“we”, “our”, or the “Company”) is a leading mission-driven financial technology platform that powers banks to offer accessible financial products to everyday consumers through our proprietary technology and artificial intelligence (“AI”) and a top-rated customer experience. Our primary mission is to facilitate financial inclusion and credit access to the 60 million everyday consumers who lack access to mainstream credit and help them build financial health. Consumers on our platform benefit from higher approval rates and a highly automated, transparent, efficient, and fully digital experience. Our bank partners benefit from our turn-key, outsourced marketing, data science, and proprietary technology to digitally acquire, underwrite and service everyday consumers and increase automation throughout the lending process.

We principally service consumers on our financial platform through OppLoans, which is our bank sponsored installment loan product that is a fully amortizing, simple interest small dollar loan with an average loan size of approximately $1,500 and a term of 11 months. Our SalaryTap and OppFi Card products do not currently represent a significant amount of our business.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the novel coronavirus (“COVID-19”) as a global pandemic. Recently, consumer activity has begun to recover and government mandates to restrict daily activities have been lifted, but the long-term effects of the COVID-19 pandemic globally and in the United States remain unknown. Worker shortages, supply chain issues, inflationary pressures, vaccine and testing requirements, the emergence of new variants, and the reinstatement of restrictions and health and safety related measures in response to the emergence of new variants, such as the Delta and Omicron variants, contributed to the volatility of ongoing recovery. There can be no assurance that economic recovery will continue or that consumer behavior will return to pre-pandemic levels. For further discussion please reference the ‘Risk Factors’ section in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

RECENT REGULATORY DEVELOPMENTS

California AB 539
On March 7, 2022, the Company filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division. The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. On April 8, 2022, the Defendant filed a cross-complaint against the Company attempting to enforce the CFL against the Company and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against the Company. On May 10, 2022, the Company filed a Demurrer to the cross-complaint of the Defendant. On July 7, 2022, the Defendant filed its opposition to the Company’s Demurrer to the cross-complaint of the Defendant. The Company intends to aggressively prosecute the claims set forth in the Complaint and vigorously defend itself against the cross-complaint as the Company believes that the Defendant’s position is without merit as explained in the Company’s initial Complaint.

HIGHLIGHTS

Our financial results as of and for the three months ended June 30, 2022 are summarized below:
•Basic and diluted earnings per share (“EPS”) of $0.26 and $0.10, respectively, for the three months ended June 30, 2022;
•Adjusted EPS(1) of $0.08 for the three months ended June 30, 2022;
•Net originations increased 57% to $226.2 million from $144.0 million for the three months ended June 30, 2022 and 2021, respectively;
•Ending receivables increased 54% to $401.5 million from $260.4 million as of June 30, 2022 and 2021, respectively;
•Total revenue increased 38% to $107.9 million from $78.4 million for the three months ended June 30, 2022 and 2021, respectively;
•Net income of $9.5 million for the three months ended June 30, 2022 decreased by 47.2% when compared to net income of $18.0 million for the three months ended June 30, 2021; and
•Adjusted net income(1) decreased 62% to $6.8 million from $17.8 million for the three months ended June 30, 2022 and 2021, respectively.

(1) Adjusted EPS and Adjusted Net Income are non-Generally Accepted Accounting Principles (“GAAP”) financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see“Non-GAAP Financial Measures” below.
KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the three and six months ended June 30, 2022 and 2021.

All key performance metrics include the three products on the OppFi platform and are not shown separately as contributions from SalaryTap and OppFi Card were de minimis.

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

The following tables present total net originations (defined as gross originations net of transferred balance on refinanced loans), percentage of net originations by bank partners, and percentage of net originations by new loans for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Total net originations	$226,201	$144,039	$82,162	57.0%
Percentage of net originations by bank partners	94.9%	93.0%	N/A	2.0%
Percentage of net originations by new loans	56.0%	41.7%	N/A	34.3%

	Six Months Ended June 30,		Change
	2022	2021	$	%
Total net originations	$388,957	$243,848	$145,109	59.5%
Percentage of net originations by bank partners	94.7%	86.1%	N/A	10.0%
Percentage of net originations by new loans	54.6%	38.4%	N/A	42.2%

Net originations increased to $226.2 million and $389.0 million for the three and six months ended June 30, 2022, from $144.0 million and $243.8 million for the three and six months ended June 30, 2021. The 57.0% and 59.5% increases were driven by increased demand resulting in higher application volume and an increase in funded rate (defined as funded loans over qualified applications).

Our origination mix continues to shift towards a servicing / facilitation model for bank partners from a direct origination model. Total net originations by our bank partners increased to 94.9% and 94.7% for the three and six months ended June 30, 2022, from 93.0% and 86.1% for the three and six months ended June 30, 2021.

In addition, our net originations saw an increase in the percentage of originations of new loans compared to refinanced loans as we continued to drive growth through increased marketing spend. Total net originations of new loans as percentage of total loans increased to 56.0% and 54.6% for the three and six months ended June 30, 2022 from 41.7% and 38.4% for the three and six months ended June 30, 2021.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of on-balance sheet loans at the end of the reporting period. The following table presents ending receivables as of June 30, 2022 and 2021 (in thousands):

	June 30,		Change
	2022	2021	$	%
Ending receivables	$401,549	$260,377	$141,172	54.2%

Ending receivables increased to $401.5 million as of June 30, 2022 from $260.4 million as of June 30, 2021. The 54.2% increase was primarily driven by growth in originations.

Average Yield

Average yield represents annualized interest income from the period as a percent of average receivables. Receivables are defined as unpaid principal balances of on-balance sheet loans. The following tables present average yield for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	%
Average yield	118.1%	128.5%	(8.1)%

	Six Months Ended June 30,		Change
	2022	2021	%
Average yield	118.3%	129.2%	(8.4)%

Average yield decreased to 118.1% and 118.3% for the three and six months ended June 30, 2022, respectively, from 128.5% and 129.2% for the three and six months ended June 30, 2021, respectively. The 8.1% and 8.4% decreases were driven by an increase in delinquent loans in the portfolio that were not accruing interest and a higher percentage of the portfolio enrolled in our APR Stepdown program, which rewarded customers for staying in current status by lowering their interest rates in regular intervals.

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

The following tables present net charge-offs as a percentage of average receivables annualized for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	%
Net charge-offs as % of average receivables	51.4%	28.4%	81.0%

	Six Months Ended June 30,		Change
	2022	2021	%
Net charge-offs as % of average receivables	53.2%	29.1%	82.8%

Net charge-offs as a percentage of average receivables increased to 51.4% and 53.2% for the three and six months ended June 30, 2022, respectively, from 28.4% and 29.1% for the three and six months ended June 30, 2021, respectively. Despite adjustments to our underwriting model in the first quarter of 2022 to no longer approve certain tranches of new customers that had generated high losses in prior quarters, in the second quarter of 2022 we began to experience new losses from both new and existing customers related to repayment issues. We believe that these losses were primarily driven by the cumulative effects of inflation that our customers began to experience after the positive impact of tax season.

In mid-July, we, together with our bank partners, made significant adjustments to our underwriting model to further eliminate the higher risk tranches of business. As of late July, this adjustment to our underwriting model has resulted in a material improvement of the credit profile of new loans being approved on our platform. In expectation of further pressure on customers’ free cash flow, we also tightened our underwriting model for refinancing loans made to existing customers.

Marketing Cost per Funded Loan

Marketing cost per funded loan represents marketing cost per funded loan for new and refinance loans. This metric is the amount of direct marketing costs incurred during a period divided by the number of loans originated during that same period.
The following tables present marketing cost per funded loan for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	$	%
Marketing cost per funded loan	$82	$72	$10	13.9%

	Six Months Ended June 30,		Change
	2022	2021	$	%
Marketing cost per funded loan	$79	$64	$15	23.4%

Our marketing cost per funded loan increased to $82 and $79 for the three and six months ended June 30, 2022, from $72 and $64 for the three and six months ended June 30, 2021. The 13.9% and 23.4% increases for the three and six months ended June 30, 2022 were driven by the higher mix of new versus refinanced loans year over year as stated above in the ‘Total Net Originations’ metric above.

Marketing Cost per New Funded Loan

Marketing cost per new funded loan represents the amount of direct marketing costs incurred during a period divided by the number of new loans originated during that same period. The following tables present marketing cost per new funded loan for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	$	%
Marketing cost per new funded loan	$206	$245	$(39)	(15.9)%

	Six Months Ended June 30,		Change
	2022	2021	$	%
Marketing cost per new funded loan	$212	$250	$(38)	(15.2)%

Our marketing cost per new funded loan decreased to $206 and $212 for the three and six months ended June 30, 2022, respectively, from $245 and $250 for the three and six months ended June 30, 2021, respectively. The 15.9% and 15.2% decreases for the three and six months ended June 30, 2022 were driven by growth in low cost marketing channels such as email, referrals, and search engine optimization, reduced investment in direct mail marketing spend, and higher customer conversion rates. This is highlighted by a year over year increase in our app to funded rate (defined as funded loans over total applications) from 10.2% for the three months ended June 30, 2022 to 11.7% for the three months ended June 30, 2022.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan advocate or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate as of June 30, 2022 and 2021:

	June 30,		Change
	2022	2021	%
Auto-approval rate	62.4%	50.5%	23.6%

Auto-approval rate increased by 23.6% as of June 30, 2022 to 62.4%, from 50.5% as of June 30, 2021, driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

Sales and Servicing Cost per Loan

Sales and servicing cost per loan is calculated by taking the total sales and servicing costs, which include customer center salaries, underwriting and reporting costs, and payment processing fees, divided by the average amount of outstanding loans during that period. The following tables present sales and servicing cost per loan for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	$	%
Sales and servicing cost per loan	$147	$164	$(17)	(10.4)%

	Six Months Ended June 30,		Change
	2022	2021	$	%
Sales and servicing cost per loan	$143	$161	$(18)	(11.2)%

Our sales and servicing cost per loan decreased by $17 and $18 for the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021 due to decreased spend in our customer center combined with an increase in the average amount of outstanding loans year over year.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2022 and 2021

The following table presents our consolidated results of operations for the three months ended June 30, 2022 and 2021 (in thousands, except number of shares and per share data).

(in thousands, except share and per share data)	Three Months Ended June 30,		Change
	2022	2021	$	%
Interest and loan related income	$107,873	$78,030	$29,843	38.2%
Other income	2	346	(344)	(99.4)%
Total revenue	107,875	78,376	29,499	37.6%
Provision for credit losses on finance receivables	(569)	(31)	(538)	1735.5%
Change in fair value of finance receivables	(42,154)	(11,306)	(30,848)	272.8%
Net revenue	65,152	67,039	(1,887)	(2.8)%
Expenses:
Sales and marketing	17,804	11,545	6,259	54.2%
Customer operations	10,850	9,876	974	9.9%
Technology, products, and analytics	8,294	6,513	1,781	27.3%
General, administrative, and other	13,924	14,733	(809)	(5.5)%
Total expenses before interest expense	50,872	42,667	8,205	19.2%
Interest expense	7,878	6,385	1,493	23.4%
Income from operations	6,402	17,987	(11,585)	(64.4)%
Change in fair value of warrant liability	3,297	—	3,297	—%
Income before income taxes	9,699	17,987	(8,288)	(46.1)%
Provision for income taxes	202	—	202	—%
Net income	9,497	$17,987	$(8,490)	(47.2)%
Less: net income attributable to noncontrolling interest	6,039
Net income attributable to OppFi Inc.	$3,458

Earnings per share attributable to OppFi Inc.: (a)
Earnings per common share:
Basic	$0.26	$—
Diluted	$0.10	$—
Weighted average common shares outstanding:
Basic	13,525,101	—
Diluted	84,283,102	—

(a) For the periods prior to July 20, 2021, earnings per share was not calculated, as net income prior to the Business Combination was attributable entirely to OppFi-LLC.

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based only on the interest method. We also earn revenue from referral fees related primarily to our turndown program, which represented less than 0.3 % of total revenue for the three months ended June 30, 2022.

Total revenue increased by $29.5 million, or 37.6%, to $107.9 million for the three months ended June 30, 2022 from $78.4 million for the three months ended June 30, 2021. The increase was due to higher receivables balances throughout the quarter, which was driven by both higher beginning balances and origination growth.

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

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $42.2 million for the three months ended June 30, 2022, which was comprised of $46.6 million of net charge-offs and a fair market value adjustment of $4.4 million. The fair value adjustment had a positive impact due to the increase in receivables in the period and an increase in the fair value mark.

For the three months ended June 30, 2022, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for our SalaryTap and OppFi Card products. Total provision increased for the three months ended June 30, 2022 due to the increase in gross charge-offs on the SalaryTap and OppFi card products from their launch in 2021.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and less total provision costs. Total net revenue decreased by $1.9 million, or 2.8%, to $65.2 million for the three months ended June 30, 2022 from $67.0 million for the three months ended June 30, 2021. This decrease was due to the rise in gross charge-offs, which offset higher total revenues.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses increased by $9.7 million, or 19.8%, to $58.8 million for the three months ended June 30, 2022, from $49.1 million for the three months ended June 30, 2021. A large portion of the increase was related to higher direct marketing costs to drive higher new originations, an increase in professional fees related to tax and legal guidance, further investment in technology infrastructure, higher insurance costs associated with being a public company and increased interest expense as a result of increased debt draws to support higher receivables balances. Despite the overall increase in expenses, due to headcount reductions and vendor savings implemented in the first half of 2022, expenses as a percent of revenue decreased year over year from 62.6% to 54.5% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Income from Operations

Income from operations is the difference between net revenue and expenses. Total income from operations decreased by $11.6 million, or 64.4%, to $6.4 million for the three months ended June 30, 2022, from $18.0 million for the three months ended June 30, 2021.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended June 30, 2022 included the change in fair value of the warrant liability in the amount of $3.3 million. This warrant liability arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Income Before Income Taxes

Income before income taxes is the sum between income from operations and other income. Income before income taxes decreased by $8.3 million, or 46.1%, to $9.7 million for the three months ended June 30, 2022, from $18.0 million for the three months ended June 30, 2021.

Income Taxes

OppFi Inc. recorded a provision for income taxes of $0.2 million for the three months ended June 30, 2022 and no expense for the three months ended June 30, 2021. As noted above, OppFi-LLC is treated as a partnership and is not subject to income taxes. Prior to the consummation of the Business Combination on July 20, 2021, there were no taxes attributable to OppFi Inc. as OppFi-LLC was the only reportable entity.

Net Income

Net income decreased by $8.5 million, or 47.2%, to $9.5 million for the three months ended June 30, 2022 from $18.0 million for the three months ended June 30, 2021.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $3.5 million for the three months ended June 30, 2022. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. for the three months ended June 30, 2022. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company and the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, as well as the Company’s approximate percentage interest in the non-controlling interest. The underlying income or expense components that are attributable to OppFi Inc. for the quarter ended June 30, 2022 are gain on change in fair value of warrant liabilities of approximately $3.3 million, partially offset by tax expense of approximately $0.3 million, payroll and stock compensation expense of approximately $0.2 million, general and administrative expense of approximately $0.1 million and board fees of approximately $0.1 million, for total income attributable to OppFi Inc. of approximately $2.6 million. The income also includes OppFi Inc.’s percentage interest in the income attributable to non-controlling interest of approximately $0.9 million, for net income attributable to OppFi Inc. of approximately $3.5 million. Prior to the consummation of the Business Combination on July 20, 2021, there was no income attributable to OppFi Inc. as OppFi-LLC was the only reportable entity.

Comparison of the six months ended June 30, 2022 and 2021

The following table presents our consolidated results of operations for the six months ended June 30, 2022 and 2021 (in thousands, except number of shares and per share data).

(in thousands, except share and per share data)	Six Months Ended June 30,		Change
	2022	2021	$	%
Interest and loan related income	$208,209	$162,133	$46,076	28.4%
Other income	376	500	(124)	(24.8)%
Total revenue	208,585	162,633	45,952	28.3%
Provision for credit losses on finance receivables	(1,026)	(38)	(988)	2600.0%
Change in fair value of finance receivables	(91,679)	(33,695)	(57,984)	172.1%
Net revenue	115,880	128,900	(13,020)	(10.1)%
Expenses:			—	—%
Sales and marketing	31,394	19,480	11,914	61.2%
Customer operations	20,881	19,485	1,396	7.2%
Technology, products, and analytics	16,523	12,340	4,183	33.9%
General, administrative, and other	27,515	24,231	3,284	13.6%
Total expenses before interest expense	96,313	75,536	20,777	27.5%
Interest expense	15,326	10,993	4,333	39.4%
Income from operations	4,241	42,371	(38,130)	(90.0)%
Change in fair value of warrant liability	5,701	—	5,701	—%
Income before income taxes	9,942	42,371	(32,429)	(76.5)%
Provision for income taxes	742	—	742	—%
Net income	9,200	$42,371	$(33,171)	(78.3)%
Less: net income attributable to noncontrolling interest	4,666
Net income attributable to OppFi Inc.	$4,534

Earnings per share attributable to OppFi Inc.: (a)
Earnings per common share:
Basic	$0.33	$—
Diluted	$0.10	$—
Weighted average common shares outstanding:
Basic	13,553,308	—
Diluted	84,377,754	—

(a) For the periods prior to July 20, 2021, earnings per share was not calculated, as net income prior to the Business Combination was attributable entirely to OppFi-LLC.

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based only on the interest method. We also earn revenue from referral fees related primarily to our turn-up program, which represented less than 0.3 % of total revenue for the six months ended June 30, 2022.

Total revenue increased by $46.0 million, or 28.3%, to $208.6 million for the six months ended June 30, 2022 from $162.6 million for the six months ended June 30, 2021. The increase was due to higher receivables balances throughout the period, which was driven by both higher beginning balances and origination growth.

Change in Fair Value and Total Provision

Commencing on January 1, 2021, we elected the fair value option on the OppLoans installment product. To derive the fair value, we utilize a discounted cash flow analyses that factors in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that we believe a market participant would require based on the risk characteristics of the loans. We did not elect the fair value option on our SalaryTap and OppFi Card finance receivables as these products launched in November 2020 and August 2021, respectively, and inputs for fair value are not yet determined. Accordingly, the related finance receivables are carried at amortized cost, net of allowance for credit losses.

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $91.7 million for the six months ended June 30, 2022, which was comprised of $93.8 million of net charge-offs and a fair market value adjustment of $2.1 million. The fair value adjustment had a positive impact due to the increase in receivables in the period and an increase in the fair value mark.

For the six months ended June 30, 2022, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for our SalaryTap and OppFi Card products. Total provision increased for the six months ended June 30, 2022 due to the increase in gross charge-offs on the SalaryTap and OppFi card products from their launch in 2021.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and less total provision costs. Total net revenue decreased by $13.0 million, or 10.1%, to $115.9 million for the six months ended June 30, 2022 from $128.9 million for the six months ended June 30, 2021. This decrease was due to the rise in gross charge-offs, which offset higher total revenues.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses increased by $25.1 million, or 29.0%, to $111.6 million for the six months ended June 30, 2022, from $86.5 million for the six months ended June 30, 2021. A large portion of the increase was related to higher direct marketing costs to drive higher new originations, an increase in professional fees related to tax and legal guidance, further investment in technology infrastructure, higher insurance costs associated with being a public company and increased interest expense as a result of increased debt draws to support higher receivables balances. Expenses as a percent of revenue remained flat year over year for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Income from Operations

Income from operations is the difference between net revenue and expenses. Total income from operations decreased by $38.1 million, or 90.0%, to $4.2 million for the six months ended June 30, 2022, from $42.4 million for the six months ended June 30, 2021.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the six months ended June 30, 2022 included the change in fair value of the warrant liability in the amount of $5.7 million. This warrant liability arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Income Before Income Taxes

Income before income taxes is the difference between income from operations and other income. Income before income taxes decreased by $32.4 million, or 76.5%, to $9.9 million for the six months ended June 30, 2022, from $42.4 million for the six months ended June 30, 2021.

Income Taxes

OppFi Inc. recorded a provision for income taxes of $0.7 million for the six months ended June 30, 2022 and no expense for the six months ended June 30, 2021. As noted above, OppFi-LLC is treated as a partnership and is not subject to income taxes. Prior to the consummation of the Business Combination on July 20, 2021, there were no taxes attributable to OppFi Inc. as OppFi-LLC was the only reportable entity.

Net Income

Net income decreased by $33.2 million, or 78.3%, to $9.2 million for the six months ended June 30, 2022 from $42.4 million for the six months ended June 30, 2021.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $4.5 million for the six months ended June 30, 2022. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. for the six months ended June 30, 2022. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company and the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, as well as the Company’s approximate percentage interest in the non-controlling interest. The underlying income or expense components that are attributable to OppFi Inc. for the quarter ended June 30, 2022 are gain on change in fair value of warrant liabilities of approximately $5.7 million, partially offset by tax expense of approximately $0.9 million, payroll and stock compensation expense of approximately $0.5 million, general and administrative expense of approximately $0.3 million and board fees of approximately $0.2 million, for total income attributable to OppFi Inc. of approximately $3.8 million. The income also includes OppFi Inc.’s percentage interest in the income attributable to non-controlling interest of approximately $0.7 million, for net income attributable to OppFi Inc. of approximately $4.5 million. Prior to the consummation of the Business Combination on July 20, 2021, there was no income attributable to OppFi Inc. as OppFi-LLC was the only reportable entity.

CONDENSED BALANCE SHEETS

Comparison of the periods ended June 30, 2022 and December 31, 2021

The following table presents our condensed balance sheet as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021	Change
			$	%
Assets
Cash and restricted cash	$57,638	$62,362	$(4,724)	(7.6)%
Finance receivables at fair value	450,703	383,890	66,813	17.4
Finance receivables at amortized cost, net	4,579	4,220	359	8.5
Other assets	65,150	51,634	13,516	26.2
Total assets	$578,070	$502,106	$75,964	15.1%
Liabilities and stockholders’ equity
Other liabilities	$70,505	$58,967	$11,538	19.6%
Total debt	336,528	274,021	62,507	22.8
Warrant liabilities	5,539	11,240	(5,701)	(50.7)
Total liabilities	412,572	344,228	68,344	19.9
Total stockholders’ equity	165,498	157,878	7,620	4.8
Total liabilities and stockholders' equity	$578,070	$502,106	$75,964	15.1%

Total cash and restricted cash decreased by $4.7 million as of June 30, 2022 compared to December 31, 2021, driven by an increase in originated loans relative to received payments and recovered loans. The net cash used in investing activities was partially offset by net advances of senior debt and cash from operating activities. Finance receivables as of June 30, 2022 increased compared to December 31, 2021 due to high demand and record origination volume for the six months ended June 30, 2022. Other assets as of June 30, 2022 increased by $13.5 million compared to December 31, 2021, driven by the addition of an operating lease right of use asset of $14.7 million related to the Company’s headquarters due to the adoption of a new accounting standard, partially offset by lower prepaid expenses of $1.8 million.

Other liabilities increased by $11.5 million driven by the addition of an operating lease liability of $17.3 million and an increase in accounts payable of $4.1 million. These increases were partially offset by a decrease of accrued expenses by $10.2 million as of June 30, 2022. Total debt increased by $62.5 million driven by an increase in utilization of leverage facilities of $79.6 million, which was offset by lower secured borrowing payables by $17.3 million. Total equity increased by $7.6 million driven by net income.

NON-GAAP FINANCIAL MEASURES

Comparison of the three and six months ended June 30, 2022 and 2021

We believe that the provision of non-GAAP financial measures in this report, including Adjusted EPS, Adjusted EBITDA, and Adjusted Net Income can provide useful measures for period-to-period comparisons of our business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with GAAP measures, should not be considered an alternative to any measure of financial performance calculated and presented in accordance with GAAP, and may not be comparable to the non-GAAP financial measures of other companies.

Adjusted Net Income and Adjusted EBITDA

Adjusted Net Income is a non-GAAP measure defined as our GAAP net income adjusted to eliminate the effect of certain items as shown below, including debt issuance cost amortization and other addbacks and one-time expenses, as well as adjusting taxes for comparison purposes. We believe that Adjusted Net Income is an important measure because it allows management, investors, and our board of directors to evaluate and compare our operating results from period-to-period by making the adjustments described below.

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

Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-recurring items (such as transaction-related costs with respect to our business combination), non-cash expenditures (such as, in the case of depreciation and amortization, changes in the fair value of warrant liabilities and expenses related to stock compensation), or are not related to our underlying business performance (such as interest expense). We believe these adjustments provide investors with a comparative view of expenses that the Company expects to incur on an ongoing basis.

	Three Months Ended June 30,		Variance
(in thousands, except share and per share data) Unaudited	2022	2021	%
Net income	$9,497	$17,987	(47.2)%
Provision for income taxes	202	—	—
Debt issuance cost amortization	435	642	(32.2)%
Other addbacks and one-time expenses, net(a)	(1,145)	5,135	(122.3)%
Adjusted EBT[1]	8,989	23,764	(62.2)%
Less: pro forma taxes(b)	(2,170)	(5,941)	(63.5)%
Adjusted net income[1]	6,819	17,823	(61.7)%
Pro forma taxes(b)	2,170	5,941	(63.5)%
Depreciation and amortization	3,366	2,413	39.5%
Interest expense	7,442	5,744	29.6%
Business (non-income) taxes	210	357	(41.2)%
Net gain/loss on fixed asset sale	2	4
Adjusted EBITDA[1]	$20,009	$32,282	(38.0)%

Adjusted EPS[1]: (c)	$0.08	$—
Weighted average diluted shares outstanding	84,283,102	—

(a) For the three months ended June 30, 2022, addbacks and one-time expense of ($1.1 million) included a ($3.3 million) addback due to the change in fair value of the warrant liabilities, a $0.7 million expense related to severance and retention bonuses, a $0.5 million one-time origination fee expense and $1.0 million in expenses related to stock compensation. For the three months ended June 30, 2021, addbacks and one-time expenses of $5.1 million included a $3.3 million one-time warrant valuation expense, a $1.3 million expense related to one-time legal, accounting, and other costs related to the Company's business combination, $0.2 million in expenses related to profit interest compensation, $0.2 million in management fees, and $0.1 million in severance.
(b) Assumes a tax rate of 25% for the three months ended June 30, 2021 and a 24.14% tax rate for the three months ended June 30, 2022, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes, in order to allow for a comparison with other publicly traded companies.

	Six Months Ended June 30,		Variance
(in thousands, except share and per share data) Unaudited	2022	2021	%
Net income	$9,200	$42,371	(78.3)%
Provision for income taxes	742	—	—
Debt issuance cost amortization	1,044	1,163	(10.2)%
Other addbacks and one-time expenses, net(a)	(1,269)	5,902	(121.5)%
Adjusted EBT[1]	9,717	49,436	(80.3)%
Less: pro forma taxes(b)	(2,340)	(12,359)	(81.1)%
Adjusted net income[1]	7,377	37,077	(80.1)%
Pro forma taxes(b)	2,340	12,359	(81.1)%
Depreciation and amortization	6,604	4,577	44.3%
Interest expense	14,282	9,830	45.3%
Business (non-income) taxes	589	792	(25.6)%
Net gain/loss on fixed asset sale	2	4
Adjusted EBITDA[1]	$31,194	$64,639	(51.7)%

Adjusted EPS[1]: (c)	$0.09	$—
Weighted average diluted shares outstanding	84,377,754	—

(a) For the six months ended June 30, 2022, addbacks and one-time expense of ($1.3 million) included a ($5.7 million) addback due to the change in fair value of the warrant liabilities, $2.1 million in expenses related to severance and retention bonuses, $1.6 million in expenses related to stock compensation, a $0.5 million one-time origination fee expense, and $0.2 million in one-time legal expenses. For the six months ended June 30, 2021, addbacks and one-time expenses of $5.9 million included a $3.3 million one-time warrant valuation expense, a $1.6 million expense related to one-time legal, accounting, and other costs related to the Company's business combination, $0.4 million in expenses related to severance, $0.3 million in management fees, and $0.2 million in expenses related to profit interest compensation.

(b) Assumes a tax rate of 25% for the six months ended June 30, 2021 and a 24.08% tax rate for the six months ended June 30, 2022, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes, in order to allow for a comparison with other publicly traded companies.
(c) For the periods prior to July 20, 2021, earnings per share was not calculated, as net income prior to the Business Combination was attributable entirely to OppFi-LLC.

Adjusted Earnings Per Share

Adjusted EPS is defined as adjusted net income divided by weighted average diluted shares outstanding, which represent shares of both classes of common stock outstanding as of June 30, 2022, excluding 25,500,000 shares related to earnout obligations and including the impact of restricted stock units and performance stock units. For the periods prior to July 20, 2021 earnings per share was not calculated, as adjusted net income prior to the Business Combination was attributable entirely to OppFi-LLC. We believe that presenting Adjusted EPS is useful to investors and others because, due to the Company’s Up-C structure, Basic EPS calculated on a GAAP basis excludes a large percentage of the Company’s outstanding shares of common stock, which are Class V voting stock, while Diluted EPS calculated on a GAAP basis includes the Class V voting stock. Shares of the Company’s Class V voting stock may be exchanged, together with units of the Company’s subsidiary OppFi-LLC, into shares of the Company’s Class A common stock. We believe that presenting Adjusted EPS is useful to investors and others because it presents the Company’s Adjusted Net Income on a per share basis based on the shares of the Company’s common stock that would be issued but for, and can be issued as a result of, the Company’s Up-C structure, excluding the forfeitable earnout shares from the Company’s Business Combination. The earnout shares issued in the Business Combination are excluded from the calculation of Adjusted EPS because such earnout shares are subject to potential forfeiture pending the achievement (if any) of certain earnout targets pursuant to the terms of the Business Combination, and we believe that, until such shares are forfeited or no longer subject to forfeiture, it is useful to investors and others to provide per share earnings information based only on those shares that are not subject to forfeiture.

	Three Months Ended June 30,
(unaudited)	2022	2021
Weighted average Class A common stock outstanding	13,525,101	—
Weighted average Class V voting stock outstanding	96,114,373	—
Elimination of earnouts at period end	(25,500,000)	—
Dilutive impact of restricted stock units	125,383	—
Dilutive impact of performance stock units	18,245	—
Weighted average diluted shares outstanding	84,283,102	—

	Three Months Ended June 30,
(unaudited)	2022	2021
Adjusted net income (in thousands)[1]	$6,819	$17,823
Weighted average diluted shares outstanding	84,283,102	—
Adjusted EPS:[1]	$0.08	$—

	Six Months Ended June 30,
(unaudited)	2022	2021
Weighted average Class A common stock outstanding	13,553,308	—
Weighted average Class V voting stock outstanding	96,225,804	—
Elimination of earnouts at period end	(25,500,000)	—
Dilutive impact of restricted stock units	89,520	—
Dilutive impact of performance stock units	9,123	—
Weighted average diluted shares outstanding	84,377,754	—

	Six Months Ended June 30,
(unaudited)	2022	2021
Adjusted net income (in thousands)[1]	$7,377	$37,077
Weighted average diluted shares outstanding	84,377,754	—
Adjusted EPS:[1]	$0.09	$—

(1) Non-GAAP Financial Measures: Adjusted Net Income, Adjusted EBT, Adjusted EPS and Adjusted EBITDA are financial measures that have not been prepared in accordance with GAAP. See the “Note Regarding Non-GAAP Financial Measures” for a detailed description and reconciliation of such Non-GAAP financial measures to their most directly comparable GAAP financial measures.

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over three years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Unrestricted cash	$23,472	$25,064
Undrawn debt	$212,400	$158,100

As of June 30, 2022, we had $23.5 million in unrestricted cash, a decrease of $1.6 million from December 31, 2021. As of June 30, 2022, we had an additional $212.4 million of unused debt capacity under our financing facilities for future availability, representing a 33 % overall undrawn capacity, an increase from $158.1 million as of December 31, 2021. The increase in undrawn debt was due to an amendment to one of our revolving lines of credit, which increased the size of the facility from $75 million to $200 million. Including total financing commitments of $550.0 million, and cash on the balance sheet of $57.6 million, we had approximately $607.6 million in funding capacity as of June 30, 2022.

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

To the extent our unrestricted cash balances, funds from operating income and funds from undrawn debt are insufficient to satisfy our liquidity needs in the future, we may need to raise additional capital through equity or debt financing and may not be able to do so on terms acceptable to us, if at all. If we are unable to raise additional capital when needed, our results of operations and financial condition could be materially and adversely impacted.

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities during the six months ended June 30, 2022 and 2021 (in thousands):

(In thousands, except % change)	Six Months Ended June 30,		Change
	2022	2021	$	%
Net cash provided by operating activities	$102,784	$84,837	$17,947	21.2%
Net cash used in investing activities	(164,390)	(47,878)	(116,512)	(243.4)
Net cash provided by financing activities	56,882	38,163	18,719	(49.0)
Net (decrease) increase in cash and restricted cash	$(4,724)	$75,122	$(79,846)	(106.3)%

Operating Activities

Net cash provided by operating activities was $102.8 million for the six months ended June 30, 2022. This was an increase of $17.9 million when compared to net cash provided by operating activities of $84.8 million for the six months ended June 30, 2021. Cash provided by operating activities increased due to additional interest and loan related income generated from higher receivables balances compared to the prior year.

Investing Activities

Net cash used in investing activities was $164.4 million for the six months ended June 30, 2022. This was a decrease of $116.5 million when compared to net cash used in investing activities of $47.9 million for the six months ended June 30, 2021, due to higher finance receivables originated and acquired, partially offset by higher finance receivables repaid.

Financing Activities

Net cash provided by financing activities was $56.9 million for the six months ended June 30, 2022. This was an increase of $18.7 million when compared to net cash provided by financing activities of $38.2 million for the six months ended June 30, 2021, primarily due to an increase in net advances in senior debt and repurchases of common stock, partially offset by a decrease in Member distributions and less payments in subordinated debt.

FINANCING ARRANGEMENTS1

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. The following is a summary of OppFi’s outstanding borrowings as of June 30, 2022 and December 31, 2021, including borrowing capacity as of June 30, 2022 (in thousands):

		Borrowing	June 30,	December 31,	Interest Rate as of	Maturity
Purpose	Borrower(s)	Capacity	2022	2021	June 30, 2022	Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$5,123	$5,123	$22,443	15.00%	—	(2)
Senior debt
Revolving line of credit	Opportunity Funding SPE III, LLC	$175,000	$134,759	$119,000	LIBOR plus 6.00%	January 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche A)	75,000	37,500	45,900	LIBOR plus 7.25%	June 2025
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche B)	125,000	70,000	—	SOFR plus 6.75%	June 2025
Revolving line of credit	Opportunity Funding SPE VI, LLC	—	—	30,600	LIBOR plus 7.25%	April 2023
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	45,000	7,500	7,500	SOFR plus 0.11% plus 3.85%	February 2024
Revolving line of credit	Gray Rock SPV, LLC	75,000	32,683	—	SOFR plus 7.25%	April 2025
Total revolving lines of credit		495,000	282,442	203,000
Term loan, net	OppFi-LLC	50,000	48,795	48,578	LIBOR plus 10.00%	March 2025
Total senior debt		$545,000	$331,237	$251,578

Note payable	OppFi-LLC	$168	$168	$—	4.59%	December 2022

(1) For a detailed discussion on financing arrangements refer to Part I, Item 7 of this Quarterly Report on Form 10-Q.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 6, 2022, OppFi announced that its Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $20.0 million in the aggregate of shares of its Class A common stock, par value $0.0001 per share (“Class A Common Stock”). Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate OppFi to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that OppFi repurchases under the Repurchase Program, OppFi-LLC will redeem one Class A common unit of OppFi-LLC held by OppFi, decreasing the percentage ownership of OppFi-LLC by OppFi and relatively increasing the ownership by the Members. The Repurchase Program will expire in December 2023. During the three months ended June 30, 2022, OppFi repurchased 333,318 shares of its Class A Common Stock.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1 - April 30, 2022	—	$—	—	$19,000,000
May 1 - May 31, 2022	29,802	3.03	29,802	18,900,000
June 1 - June 30, 2022	303,516	3.34	303,516	17,850,000
Total	333,318	$3.31	333,318	$17,850,000

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
On August 9, 2022, OppFi-LLC entered into an Employment Agreement (the “Employment Agreement”) with Ms. Pamela D. Johnson, the Company’s Chief Financial Officer. The Employment Agreement provides for base compensation of $325,000, subject to merit increases from time to time as determined by the Compensation Committee (the “Compensation Committee”) of the Board of Directors of OppFi, and an annual incentive bonus with a target of 45% of annual base salary, with the actual bonus amount determined based on achievement of performance targets as determined by the Compensation Committee.

Ms. Johnson is entitled to participate in OppFi’s employee benefit plans and paid vacation in accordance with OppFi’s policies. In the event Ms. Johnson’s employment is terminated by the Company without Cause (as defined in the Employment Agreement) or by Ms. Johnson for Good Reason (as defined in the Employment Agreement), she will be entitled to severance of six months base salary, or twelve months base salary if such termination occurs on or after February 11, 2024, in addition to reimbursement of healthcare premiums. Ms. Johnson is subject to customary restrictive covenants during the term of employment and thereafter for the applicable severance period in the event of termination without Cause or for Good Reason, or for 12 months in the case of any other termination.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which will be filed as an exhibit to OppFi’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2022.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1†+
Ninth Amendment to Senior Secured Multi-Draw Term Loan Facility, dated April 1, 2022, by and among Opportunity Financial, LLC, the other credit party thereto, the Lenders party thereto, and Midtown Madison Management LLC (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (File No. 001-39550) filed wit the SEC on May 6, 2022).

10.2
Form of Total Return Swap Confirmation, dated April 15, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on April 21, 2022).

10.3†
Amendment No. 7 to Revolving Credit Agreement and other Credit Documents, dated June 14, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE V, LLC, Opportunity Funding SPE VII, LLC, the other parties thereto and Midtown Madison Management LLC (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-39550) filed wit the SEC on June 21, 2022).

10.4*†
Amendment No. 5 to Amended and Restated Revolving Credit Agreement, dated July 11, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P.

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

Date: August 9, 2022	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)