Form 10-Q
period 2022-09-30
OppFi Inc.
filed 2022-11-09
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2022, there were 109,584,874 shares of common stock, including 14,505,774 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 95,079,100 shares of Class V common stock, par value $0.0001 per share, outstanding.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of inflation on our business, the impact of COVID-19 on our business, the impact of stimulus or other government programs, whether we will be successful in obtaining declaratory relief against the Commissioner of the Department of Financial Protection and Innovation for the State of California, whether we will be subject to the Fair Access to Credit Act, a/k/a AB 539, whether our bank partners will continue to lend in California, whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California, the risk that the business combination disrupts current plans and operations, the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain our key employees, risks related to new products, concentration risk, costs related to the business combination, changes in applicable laws or regulations, the possibility that we may be adversely affected by other economic, business, and/or competitive factors, risks related to management transitions, and other risks contained in the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 11, 2022. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2022	2021
Assets
Cash(1)	$14,011	$25,064
Restricted cash(1)	36,458	37,298
Total cash and restricted cash	50,469	62,362
Finance receivables at fair value(1)	458,065	383,890
Finance receivables at amortized cost, net of allowance for credit losses of $1,232 and $803 as of September 30, 2022 and December 31, 2021, respectively, and unearned income of $81 and $286 as of September 30, 2022 and December 31, 2021, respectively(1)	3,858	4,220
Debt issuance costs, net(1)	2,331	1,525
Property, equipment and software, net	14,735	14,643
Operating lease right of use asset	14,409	—
Deferred tax asset	24,118	25,593
Other assets(1)	11,985	9,873
Total assets	$579,970	$502,106
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable(1)	$6,680	$6,100
Accrued expenses(1)	20,162	29,595
Operating lease liability	16,930	—
Notes payable	2,508	—
Secured borrowing payable(1)	1,758	22,443
Senior debt, net(1)	338,369	251,578
Warrant liabilities	4,216	11,240
Tax receivable agreement liability	23,897	23,272
Total liabilities	414,520	344,228
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of September 30, 2022 and December 31, 2021)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 14,945,336 shares issued and 14,241,422 shares outstanding as of September 30, 2022 and 13,631,484 shares issued and outstanding as of December 31, 2021)	1	1
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of September 30, 2022 and December 31, 2021)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 95,159,100 and 96,338,474 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	10	10
Additional paid-in capital	65,886	61,672
Accumulated deficit	(66,681)	(70,723)
Treasury stock at cost, 703,914 shares as of September 30, 2022	(2,460)	—
Total OppFi Inc.'s stockholders' deficit	(3,244)	(9,040)
Noncontrolling interest	168,694	166,918
Total stockholders' equity	165,450	157,878
Total liabilities and stockholders' equity	$579,970	$502,106

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

	September 30,	December 31,
	2022	2021
Assets of consolidated VIEs, included in total assets above
Cash	$84	$46
Restricted cash	27,616	25,780
Total cash and restricted cash	27,700	25,826
Finance receivables at fair value	443,296	379,512
Debt issuance costs, net	2,331	1,525
Other assets	60	34
Total assets	$473,387	$406,897
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$47	$25
Accrued expenses	2,912	2,008
Secured borrowing payable	1,758	22,443
Senior debt, net	289,464	203,000
Total liabilities	$294,181	$227,476

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Interest and loan related income	$123,605	$91,448	$331,814	$253,581
Other income	639	529	1,015	1,029
	124,244	91,977	332,829	254,610
Change in fair value of finance receivables	(70,601)	(18,940)	(162,280)	(52,635)
Provision for credit losses on finance receivables	(1,017)	(143)	(2,043)	(181)
Net revenue	52,626	72,894	168,506	201,794
Expenses:
Salaries and employee benefits	14,600	17,326	46,747	46,292
Direct marketing costs	12,861	15,580	45,828	34,502
Interest expense and amortized debt issuance costs	9,095	6,414	24,421	17,270
Interest expense - related party	—	—	—	137
Depreciation and amortization	3,452	2,712	10,056	7,289
Technology costs	3,301	2,696	9,723	7,265
Professional fees	3,443	9,511	8,957	15,391
Payment processing fees	2,772	2,001	7,738	5,313
Occupancy	1,091	1,006	3,231	2,765
Management fees - related party	—	—	—	350
General, administrative and other	2,980	4,136	8,533	11,337
Total expenses	53,595	61,382	165,234	147,911
(Loss) income from operations	(969)	11,512	3,272	53,883
Other income:
Gain on forgiveness of Paycheck Protection Program loan	—	6,444	—	6,444
Change in fair value of warrant liabilities	1,323	13,139	7,024	13,139
Income before income taxes	354	31,095	10,296	73,466
Provision for income taxes	1,015	703	1,757	703
Net (loss) income	(661)	30,392	8,539	72,763
Net (loss) income attributable to noncontrolling interest	(90)	16,267	4,576	58,638
Net (loss) income attributable to OppFi Inc.	$(571)	$14,125	$3,963	$14,125

(Loss) earnings per share attributable to OppFi Inc.:
(Loss) earnings per common share:
Basic	$(0.04)	$1.06	$0.29	$1.08
Diluted	$(0.04)	$0.29	$0.09	$0.29
Weighted average common shares outstanding:
Basic	13,972,971	13,363,996	13,694,733	13,107,874
Diluted	13,972,971	84,464,783	84,277,277	84,464,783

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity / Members’ Equity (Unaudited)
(in thousands, except share data)

											Total
	Preferred Units		Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Stockholders' Equity /
	Units	Amount	Shares	Amount	Shares	Amount	in Capital	(Deficit) Earnings	Stock	Interest	Members' Equity
Balance, June 30, 2022	—	$—	13,632,260	$1	95,729,696	$10	$64,330	$(66,164)	$(2,153)	$169,474	$165,498
Exchange of Class V shares	—	—	570,596	—	(570,596)	—	484	54	—	(538)	—
Vesting of restricted stock units	—	—	82,201	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	44,627	—	—	—	125	—	—	—	125
Stock-based compensation	—	—	—	—	—	—	762	—	—	—	762
Purchase of treasury stock	—	—	(88,262)	—	—	—	—	—	(307)	—	(307)
Member distributions	—	—	—	—	—	—	—	—	—	(152)	(152)
Tax receivable agreement	—	—	—	—	—	—	185	—	—	—	185
Net loss	—	—	—	—	—	—	—	(571)	—	(90)	(661)
Balance, September 30, 2022	—	$—	14,241,422	$1	95,159,100	$10	$65,886	$(66,681)	$(2,460)	$168,694	$165,450

Balance, June 30, 2021	41,102,500	$6,660	—	$—	—	$—	$581	$170,098	$—	$—	$177,339
Net income before transaction	—	—	—	—	—	—	—	2,599	—	—	2,599
Member contribution	—	200	—	—	—	—	—	—	—	—	200
Member distributions	—	—	—	—	—	—	—	(16,213)	—	(767)	(16,980)
Warrant units exercised	486,852	—	—	—	—	—	5,517	—	—	—	5,517
Reverse capitalization	(41,589,352)	(6,860)	12,977,690	1	96,987,093	10	52,219	(252,791)	—	148,693	(58,728)
Unit conversion	—	—	486,852	—	(486,852)	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	673	—	—	—	673
Net income after transaction	—	—	—	—	—	—	—	14,125	—	13,668	27,793
Balance, September 30, 2021	—	$—	13,464,542	$1	96,500,241	$10	$58,990	$(82,182)	$—	$161,594	$138,413

Balance, December 31, 2021	—	$—	13,631,484	$1	96,338,474	$10	$61,672	$(70,723)	$—	$166,918	$157,878
Exchange of Class V shares	—	—	1,179,374	—	(1,179,374)	—	1,406	79	—	(1,485)	—
Vesting of restricted stock units	—	—	89,851	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	44,627	—	—	—	125	—	—	—	125
Stock-based compensation	—	—	—	—	—	—	2,391	—	—	—	2,391
Purchase of treasury stock	—	—	(703,914)	—	—	—	—	—	(2,460)	—	(2,460)
Member distributions	—	—	—	—	—	—	—	—	—	(1,315)	(1,315)
Tax receivable agreement	—	—	—	—	—	—	292	—	—	—	292
Net income	—	—	—	—	—	—	—	3,963	—	4,576	8,539
Balance, September 30, 2022	—	$—	14,241,422	$1	95,159,100	$10	$65,886	$(66,681)	$(2,460)	$168,694	$165,450

Balance, December 31, 2020	41,102,500	$6,660	—	$—	—	$—	$352	$92,320	$—	$—	$99,332
Effects of adopting fair value option	—	—	—	—	—	—	—	69,435	—	—	69,435
Net income before transaction	—	—	—	—	—	—	—	44,970	—	—	44,970
Profit interest compensation	—	—	—	—	—	—	229	—	—	—	229
Member contribution	—	200	—	—	—	—	—	—	—	—	200
Member distributions	—	—	—	—	—	—	—	(50,241)	—	(767)	(51,008)
Warrant units exercised	486,852	—	—	—	—	—	5,517	—	—	—	5,517
Reverse recapitalization	(41,589,352)	(6,860)	12,977,690	1	96,987,093	10	52,219	(252,791)	—	(149,693)	(58,728)
Unit conversion	—	—	486,852	—	(486,852)	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	673	—	—	—	673
Net income after transaction	—	—	—	—	—	—	—	14,125	—	13,668	27,793
Balance, September 30, 2021	—	$—	13,464,542	$1	96,500,241	$10	$58,990	$(82,182)	$—	$161,594	$138,413

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$8,539	$72,763
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	162,280	52,635
Provision for credit losses on finance receivables	2,043	181
Depreciation and amortization	10,056	7,289
Debt issuance cost amortization	1,626	1,735
Profit interest and stock-based compensation expense	2,391	1,172
Amortization of operating lease, net	8	—
Loss on disposition of equipment	2	5
Deferred income taxes	1,475	445
Change in tax receivable agreement liability	625	7
Change in fair value of warrant units	—	4,208
Change in fair value of warrant liabilities	(7,024)	(13,139)
Gain on forgiveness of Paycheck Protection Program loan	—	(6,444)
Changes in assets and liabilities:
Accrued interest and fees receivable	(4,637)	(1,346)
Other assets	1,131	(4,230)
Accounts payable	580	954
Accrued expenses	(6,832)	3,855
Net cash provided by operating activities	172,263	120,090

Cash flows from investing activities:
Finance receivables originated and acquired	(556,441)	(402,835)
Finance receivables repayments and recoveries	323,146	303,419
Purchases of equipment and capitalized technology	(10,150)	(10,563)
Net cash used in investing activities	(243,445)	(109,979)

Cash flows from financing activities:
Member distributions	(1,315)	(51,008)
Member contributions	—	200
Payments to Opportunity Financial, LLC unit holders	—	(91,646)
Cash received in reverse capitalization	—	91,857
Payment of capitalized transaction costs	—	(21,591)
Net (payments) advances of secured borrowing payable	(20,685)	3,767
Net advances of senior debt	86,464	75,443
Payment of note payable	(735)	—
Payment of subordinated debt - related party	—	(4,000)
Payment for debt issuance costs	(2,105)	(1,988)
Proceeds from employee stock purchase plan	125	—
Repurchases of common stock	(2,460)	—
Net cash provided by financing activities	59,289	1,034

Net (decrease) increase in cash and restricted cash	(11,893)	11,145

Cash and restricted cash
Beginning	62,362	45,657
Ending	$50,469	$56,802

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$22,296	$16,046
Income taxes paid	$337	$—

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) - Continued
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of non-cash activities:
Non-cash change from adopting the fair value option on finance receivables	$—	$69,435
Increase in additional paid-in capital as a result of tax receivable agreement	$292	$—
Operating lease right of use asset recognized from adoption of ASU 2016-02	$15,459	$—
Operating lease liability recognized from adoption of ASU 2016-02	$17,972	$—

Non-cash investing and financing activities:
Prepaid insurance financed with promissory notes	$3,243	$—
Warrant liabilities recognized in the reverse recapitalization	$—	$37,645
Additional paid-in capital recognized in the reverse capitalization	$—	$78,468
Conversion of warrant unit liability to additional paid-in capital	$—	$5,517
Forgiveness of Paycheck Protection Program loan	$—	$6,444

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

Following the Closing, the Company is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of September 30, 2022, OppFi owned approximately 13.0% of the OppFi Units and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

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

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K ("Annual Report"), as amended, for the year ended December 31, 2021, filed with the SEC on March 11, 2022. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2022.

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

Reclassifications: Certain reclassification of prior period amounts have been made to conform to the current period presentations. These reclassifications had no effect on the reported results of operations.

Participation rights purchase obligations: OppFi-LLC has entered into bank partnership arrangements with certain banks insured by the FDIC. As part of these bank partnership arrangements, the banks have the ability to retain a percentage of the finance receivables they have originated, and OppFi-LLC’s participation rights are reduced by the percentage of the finance receivables retained by the banks. For the nine months ended September 30, 2022 and 2021, finance receivables originated through the bank partnership arrangements totaled 94% and 88%, respectively. As of September 30, 2022 and December 31, 2021, the unpaid principal balance of finance receivables outstanding for purchase was $9.7 million and $9.5 million, respectively.

Troubled debt restructurings: As the terms of the receivables are typically not renegotiated and settlement offers are not typically made until after a receivable stops accruing interest income (up to 60 days delinquent), the only receivables considered to be impaired, or troubled debt restructurings, are: 1) those receivables where a settlement offer is made after receivables cease accruing interest, which may result in a modification of contractual terms, 2) the Company has received notification that a borrower is working with a third party to settle debt on his/her behalf and 3) customers who have entered into the Company’s short-term or long-term hardship programs. As of September 30, 2022 and December 31, 2021, management determined the balance of troubled debt restructuring receivables to be immaterial to the consolidated financial statements as a whole. As such, substantially all disclosures relating to impaired finance receivables, and troubled debt restructuring, have been omitted from these consolidated financial statements.

Capitalized technology: The Company capitalized software costs associated with application development totaling $3.1 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively, and $9.9 million and $9.9 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense, which is included in depreciation and amortization on the consolidated statements of operations, totaled $3.3 million and $2.5 million for the three months ended September 30, 2022 and 2021, respectively, and $9.4 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Treasury stock: The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity on the consolidated balance sheets. The Company accounts for the reissuance of treasury stock on the first-in, first out (“FIFO”) method.

Earnout Units: In connection with the Closing, 25,500,000 Retained OppFi Units (“Earnout Units”) held by the Members, and an equal number of shares of Class V Voting Stock distributed to OFS in connection with the Business Combination, are subject to certain restrictions and potential forfeiture pending the achievement (if any) of certain earnout targets pursuant to the terms of the Business Combination Agreement. But for restrictions related to a lock-up (transfer restrictions) and forfeiture (earnout criteria), as such restrictions are more specifically set forth in the Investor Rights Agreement entered into at the Closing, by and among the Company, certain founder holders of FGNA, the Members, the Members’ Representative and certain other parties thereto and/or the OppFi A&R LLCA, as applicable, the Earnout Units have all other economic and voting rights of the other units of OppFi-LLC. With respect to transfers, the Earnout Units are subject to a lock-up until the later of the end of the lock-up period applicable to other OppFi Units or until such Earnout Units are earned in accordance with the Business Combination Agreement. With respect to distributions (other than tax distributions, which in respect of such Earnout Units are treated the same as any other OppFi Unit in accordance with the OppFi A&R LLCA) in relation to the Earnout Units,

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

such distributions (other than tax distributions) are held back until the Earnout Units are earned. If an Earnout Unit is not earned, and therefore forfeited, related distributions are distributed to the other holders of units at such time. Earnout Units are earned as follows:

1) if, on or any time prior to the third (3rd) anniversary of the Closing Date, the volume weighted average price (“VWAP”) equals or exceeds twelve dollars ($12.00) per share for twenty (20) trading days of any thirty (30) consecutive trading day period following the Closing, thirty three and one third percent (33.3%) of each of the earnout voting shares and the Earnout Units shall be earned and no longer subject to each such event;

2) if, on or any time prior to the third (3rd) year anniversary of the Closing Date, the VWAP equals or exceeds thirteen dollars ($13.00) per share for twenty (20) trading days of any thirty (30) consecutive trading day period following the Closing, thirty three and one third percent (33.3%) of each of the earnout voting shares and the Earnout Units shall be earned and no longer subject to each such event;

3) if, on or any time prior to the third (3rd) anniversary of the Closing Date, the VWAP equals or exceeds fourteen dollars ($14.00) per share for twenty (20) trading days of any thirty (30) consecutive trading day period following the Closing, thirty three and one third percent (33.3%) of each of the earnout voting shares and the Earnout Units shall be earned and no longer subject to each such event; and

4) if a definitive agreement with respect to a change of control as defined in the Business Combination Agreement (“Change of Control”) is entered into on or prior to the third (3rd) anniversary of the Closing Date, then, effective as of immediately prior to closing of such Change of Control, (A) thirty three and one third percent (33.3%) of each of the earnout voting shares and the Earnout Units shall be earned and no longer subject to each such event if the price per share payable to the holders of Class A common stock in connection with such Change of Control is equal to or exceeds twelve dollars ($12.00), (B) an additional thirty three and one third percent (33.3%) of each of the earnout voting shares and the Earnout Units shall be earned and no longer subject to each such event if the price per share payable to the holders of Class A common stock in connection with such Change of Control is equal to or exceeds thirteen dollars ($13.00), and (C) an additional thirty three and one third percent (33.3%) of each of the earnout voting shares and the Earnout Units shall be earned and no longer subject to each such event if the price per share payable to the holders of Class A common stock in connection with such Change of Control is equal to or exceeds fourteen dollars ($14.00).

Earnout Units are classified as equity transactions at initial issuance and at settlement when earned. Until the shares are issued and earned, the Earnout Units are not included in shares outstanding. The Earnout Units are not considered stock-based compensation.

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

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 87.0% and 87.6% of the economic ownership percentage of OppFi-LLC as of September 30, 2022 and December 31, 2021, respectively. In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to OppFi and the noncontrolling ownership interests separately in the consolidated statements of operations.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Accounting pronouncements issued and adopted: In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) and issued certain transitional guidance and subsequent amendments between January 2018 and February 2020 (collectively, “Topic 842”). Under Topic 842, lessees are required to recognize lease assets and lease liabilities on the consolidated balance sheets for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. Per ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, issued June 2020, Topic 842, as amended, is effective for private companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As permitted for emerging growth companies, the Company adopted Topic 842 under the private company transition guidance, which was effective for the Company beginning on January 1, 2022. The Company utilized the effective date method, whereby the Company will continue to present prior period financial statements and disclosures under ASC 840. In addition, the Company has elected the package of practical expedients permitted under the transition guidance which, among other things, permits companies to not reassess prior conclusions on lease identification, lease classification, and initial direct costs. The Company also elected the practical expedient which permits the Company to combine lease and non-lease components and to exclude short-term leases, defined as having an initial term of twelve months or less, from the consolidated balance sheets. The adoption of Topic 842, as amended, resulted in the Company recording a right-of-use asset and lease liability related to the Company’s operating lease of its corporate headquarters totaling approximately $15.5 million and $18.0 million, respectively, on the Company’s consolidated balance sheet as of January 1, 2022. A decrease to deferred rent totaling approximately $2.5 million, which was previously included in accrued expenses on the consolidated balance sheet, was reclassified as an offset to the right-of-use asset upon adoption of Topic 842. The adoption of the standard did not materially affect the Company's consolidated statements of operations or cash flows.

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

Note 3. Finance Receivables

Finance receivables at fair value: The components of installment finance receivables at fair value as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Unpaid principal balance of finance receivables - accrual	$368,775	$307,059
Unpaid principal balance of finance receivables - non-accrual	33,796	25,185
Unpaid principal balance of finance receivables	$402,571	$332,244

Finance receivables at fair value - accrual	$437,573	$369,576
Finance receivables at fair value - non-accrual	5,206	3,677
Finance receivables at fair value, excluding accrued interest and fees receivable	442,779	373,253
Accrued interest and fees receivable	15,286	10,637
Finance receivables at fair value	$458,065	$383,890

Difference between unpaid principal balance and fair value	$40,208	$41,009

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finances receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of September 30, 2022, the

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due was $14.0 million and $2.2 million, respectively. As of December 31, 2021, the aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due was $10.5 million and $1.5 million, respectively.

Changes in the fair value of installment finance receivables at fair value for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at the beginning of the period	$450,703	$296,381	$383,890	$289,166
Originations of principal	185,092	155,055	550,483	401,373
Repayments of principal and recoveries	(109,519)	(98,202)	(318,677)	(303,305)
Accrued interest and fees receivable	2,390	(180)	4,649	1,332
Charge-offs, net (1)	(67,709)	(24,891)	(161,479)	(62,046)
Adjustment to fair value	—	—	—	(1,817)
Net change in fair value (1)	(2,892)	5,951	(801)	9,411
Balance at the end of the period	$458,065	$334,114	$458,065	$334,114

(1) Included in "Change in fair value of finance receivables" in the consolidated statements of operations.

Finance receivables at amortized cost, net: The components of finance receivables carried at amortized cost as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Finance receivables	$5,159	$5,285
Accrued interest and fees	12	24
Unearned annual fee income	(81)	(286)
Allowance for credit losses	(1,232)	(803)
Finance receivables at amortized cost, net	$3,858	$4,220

Changes in the allowance for credit losses on finance receivables for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$1,045	$11	$803	$55,031
Effects of adopting fair value option	—	—	—	(55,031)
Provisions for credit losses on finance receivables	1,017	143	2,043	181
Finance receivables charged off	(831)	(8)	(1,615)	(35)
Recoveries of charge-offs	1	—	1	—
Ending balance	$1,232	$146	$1,232	$146

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following is an assessment of the credit quality of finance receivables at amortized cost and presents the recency and contractual delinquency of the finance receivable portfolio as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Recency delinquency	Contractual delinquency	Recency delinquency	Contractual delinquency
Current	$3,518	$3,399	$5,016	$4,993
Delinquency
30-59 days	290	302	152	171
60-89 days	227	285	102	104
90+ days	1,124	1,173	15	17
Total delinquency	1,641	1,760	269	292
Finance receivables	$5,159	$5,159	$5,285	$5,285

In accordance with the Company’s income recognition policy, finance receivables in non-accrual status as of September 30, 2022 and December 31, 2021 were $1.4 million and $0.1 million, respectively.

Note 4. Property, Equipment and Software, Net

Property, equipment and software consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Capitalized technology	$44,460	$34,586
Furniture, fixtures and equipment	4,062	3,792
Leasehold improvements	979	979
Total property, equipment and software	49,501	39,357
Less accumulated depreciation and amortization	(34,766)	(24,714)
Property, equipment and software, net	$14,735	$14,643

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $3.5 million and $2.7 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $10.1 million and $7.3 million, respectively.

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and benefits	$8,080	$11,779
Accrual for services rendered and goods purchased	7,285	10,631
Deferred rent	—	2,513
Other	4,797	4,672
Total	$20,162	$29,595

Note 6. Leases

The Company leases its office facilities under a non-cancelable operating lease agreement with an unrelated party through September 2030. Operating leases are included in "Operating lease right of use asset" and "Operating lease liability" in the consolidated balance sheets.

Operating lease cost, which is included in occupancy expense in the consolidated statements of operations, totaled $1.1 million and $3.2 million, of which $0.5 million and $1.5 million was related to variable lease payments, for the three and nine months ended September 30, 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities totaled $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Future minimum lease payments as of September 30, 2022 are as follows (in thousands):

Year	Amount
Remainder of 2022	$579
2023	2,339
2024	2,410
2025	2,482
2026	2,557
2027	2,633
Thereafter	7,650
Total lease payments	20,650
Less: imputed interest	(3,720)
Operating lease liability	$16,930

The weighted average remaining lease term and discount rate as of September 30, 2022 are as follows:

Weighted average remaining lease term (in years)	8.0
Weighted average discount rate	5%

Supplemental cash flow information related to the lease for the three and nine months ended September 30, 2022 are as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid for operating leases included in operating activities	$568	$1,692

Disclosures under ASC 840, Leases

Rent expense, which is included in occupancy expense in the consolidated statements of operations, totaled $1.0 million and $2.7 million for the three and nine months ended September 30, 2021, respectively.

Future minimum lease payments as of December 31, 2021 were as follows (in thousands):

Year	Amount
2022	$2,271
2023	2,339
2024	2,410
2025	2,482
2026	2,557
Thereafter	10,283
Total	$22,342

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7.    Borrowings

The following is a summary of the Company’s outstanding borrowings as of September 30, 2022 and December 31, 2021, including borrowing capacity as of September 30, 2022 (in thousands):

Purpose	Borrower	Borrowing Capacity	September 30, 2022	December 31, 2021	Interest Rate as of September 30, 2022	Maturity Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$1,758	$1,758	$22,443	15.00%	—	(1)

Senior debt
Revolving line of credit	Opportunity Funding SPE III, LLC	$175,000	$127,159	$119,000	LIBOR plus 6.00%	January 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche A)	75,000	37,500	45,900	SOFR plus 7.36%	June 2025
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche B)	125,000	84,750	—	SOFR plus 6.75%	June 2025
Revolving line of credit	Opportunity Funding SPE VI, LLC	—	—	30,600	LIBOR plus 7.25%	April 2023
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	45,000	—	7,500	SOFR plus 0.11% plus 3.85%	February 2024
Revolving line of credit	Gray Rock SPV LLC	75,000	40,055	—	SOFR plus 7.25%	April 2025
Total revolving lines of credit		495,000	289,464	203,000

Term loan, net	OppFi-LLC	50,000	48,905	48,578	LIBOR plus 10.00%	March 2025
Total senior debt		$545,000	$338,369	$251,578

Financed insurance premium	OppFi-LLC	$84	$84	$—	4.59%	December 2022
Financed insurance premium	OppFi-LLC	2,424	2,424	—	7.07%	July 2023
Notes payable		$2,508	$2,508	$—

(1)	Maturity date extended indefinitely until borrowing capacity is depleted

Secured borrowing payable: As of September 30, 2022 and December 31, 2021, $165.0 million and $148.9 million, respectively, of finance receivables have been purchased with an active secured borrowing balance of $1.8 million and $22.4 million, respectively.

Interest expense related to secured borrowings was $0.1 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company has capitalized $0.2 million in debt issuance costs related to secured borrowings. There were no amortized debt issuance costs related to secured borrowings for the three and nine months ended September 30, 2022. Amortized debt issuance costs related to secured borrowings were $4 thousand and $29 thousand, respectively, for the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, there were no unamortized debt issuance costs related to secured borrowings.

Senior debt:

Corporate credit agreement

On March 23, 2021, the borrowings under this revolving credit agreement were paid in full. Subsequent to repayment, OppFi-LLC terminated the revolving credit agreement. Interest expense related to the revolving credit agreement totaled $35 thousand for the nine months ended September 30, 2021. Additionally, the Company has capitalized $0.3 million in debt issuance costs

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

in connection with this facility. For the nine months ended September 30, 2021, amortized debt issuance costs were $21 thousand.

Revolving line of credit - Opportunity Funding SPE III, LLC

Interest expense related to this facility was $2.8 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively, and $8.0 million and $5.1 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company has capitalized $2.1 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the remaining balance of unamortized debt issuance costs associated with the facility was $0.2 million and $0.8 million, respectively.

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

Interest expense related to this facility was $2.9 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $5.5 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company has capitalized $1.5 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the remaining balance of unamortized debt issuance costs associated with this facility was $1.4 million and $0.4 million, respectively.

Revolving line of credit - Opportunity Funding SPE VI, LLC

On June 22, 2022, the borrowings under this revolving line of credit agreement were paid in full. Subsequent to repayment, OppFi-LLC terminated the revolving credit agreement.

Interest expense related to this facility was $0.6 million for the three months ended September 30, 2021. Interest expense related to this facility were $1.6 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company has capitalized $0.9 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.1 million for the three months ended September 30, 2021. Amortized debt issuance costs associated with this facility were $0.1 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was no unamortized debt issuance costs associated with this facility. As of December 31, 2021, the remaining balance of unamortized debt issuance costs associated with this facility was $0.1 million.

Revolving line of credit - Opportunity Funding SPE IV, LLC and SalaryTap Funding SPE, LLC

On March 31, 2022, this revolving credit agreement was amended to bear interest in accordance with the SOFR at a per annum rate equal to the applicable SOFR rate plus a credit spread adjustment of 0.11% plus 3.85%.

Interest expense related to this facility was $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company has capitalized $1.1 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the remaining balance of unamortized debt issuance costs associated with this facility was $0.3 million and $0.3 million, respectively.

Revolving line of credit - Gray Rock SPV LLC

On April 15, 2022, Gray Rock SPV LLC entered into a revolving line of credit agreement that provides maximum borrowings of $75 million. Interest is payable monthly. Borrowings are secured by the assets of Gray Rock SPV LLC. The revolving line of credit agreement contains a financial covenant restricting dividend payments.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2022, interest expense related to this facility totaled $1.0 million and $1.5 million, respectively. Additionally, the Company has capitalized $0.5 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.1 million and $0.1 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the remaining balance of unamortized debt issuance costs associated with this facility was $0.4 million.

Term loan, net

As of September 30, 2022 and December 31, 2021, the outstanding balance of $50.0 million was net of unamortized debt issuance costs of $1.1 million and $1.4 million, respectively.

Interest expense related to this facility was $1.6 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and $4.6 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company has capitalized $2.3 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, required payments for the term loan for each of the next five years are as follows (in thousands):

Year	Amount
Remainder of 2022	$—
2023	—
2024	—
2025	50,000
2026	—
Total	$50,000

Notes payable: In March 2022, OppFi entered into a financing agreement for the financing of insurance premiums totaling $0.3 million payable in ten monthly installments of $28 thousand through December 23, 2022. Interest expense related to this note payable was $2 thousand and $4 thousand for the three and nine months ended September 30, 2022, respectively.

In August 2022, OppFi entered into a financing agreement for the financing of insurance premiums totaling $2.9 million payable in eleven monthly installments of $0.3 million through July 15, 2023. Interest expense related to this note payable was $13 thousand for the three and nine months ended September 30, 2022.

Subordinated debt - related party: On March 30, 2021, the borrowings under this unsecured line of credit agreement were paid in full. Interest expense related to this related party transaction was $0.1 million for the nine months ended September 30, 2021.

Note 8. Warrant Liabilities

As of September 30, 2022, there were 11,887,500 Public Warrants and 3,451,937 Private Placement Warrants outstanding. As of September 30, 2022 and December 31, 2021, the Company recorded warrant liabilities of $4.2 million and $11.2 million, respectively, in the consolidated balance sheets. The change in fair value of the Public Warrants and Private Placement Warrants was $0.9 million and $0.4 million, respectively, for the three months ended September 30, 2022 and was $5.2 million and $1.8 million, respectively, for the nine months ended September 30, 2022. The change in fair value of the Public Warrants and Private Placement Warrants was $9.0 million and $4.1 million, respectively, for the three and nine months ended September 30, 2021.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

modified, suspended, or discontinued at any time. For each share of Class A Common Stock that the Company repurchases under the Repurchase Program, OppFi-LLC will redeem one Class A common unit of OppFi-LLC held by OppFi, decreasing the percentage ownership of OppFi-LLC by OppFi and relatively increasing the ownership by the Members. The Repurchase Program will expire in December 2023.

During the three months ended September 30, 2022, OppFi repurchased 88,262 shares of Class A Common Stock, which were held as treasury stock as of September 30, 2022, at an average purchase price of $3.46 per share for an aggregate purchase price of $0.3 million. During the nine months ended September 30, 2022, OppFi repurchased 703,914 shares of Class A Common Stock, which were held as treasury stock as of September 30, 2022, at an average purchase price of $3.47 per share for an aggregate purchase price of $2.4 million. As of September 30, 2022, $17.6 million of the repurchase authorization under the Repurchase Program remained available.

Note 10.    Stock-Based Compensation

On July 20, 2021, OppFi established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of September 30, 2022, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan (including from outstanding awards) was 11,772,630 shares. As of September 30, 2022, OppFi had only granted awards in the form of options, restricted stock units, and performance stock units.

Stock options:

A summary of the Company’s stock option activity for the nine months ended September 30, 2022 is as follows:

	Number of Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	3,375,000	$15.23	—	$—
Granted	553,794	3.94	—	—
Exercised	—	—	—	—
Forfeited	(1,949,822)	14.29	—	—
Outstanding as of September 30, 2022	1,978,972	$12.99	8.8	$—
Exercisable as of September 30, 2022	1,075,000	$15.23	8.8	$—

For the three and nine months ended September 30, 2022, the Company recognized negative stock-based compensation expense of $0.1 million and $0.1 million, respectively, due to forfeitures. As of September 30, 2022 and December 31, 2021, the Company had unrecognized stock-based compensation related to unvested stock options of $1.9 million and $6.1 million, respectively, that is expected to be recognized over an estimated weighted average period of approximately 3.0 years and 3.5 years, respectively. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2022 was $1.96.

The fair value of each option grant during the nine months ended September 30, 2022 was estimated on the grant date using the Black-Scholes option pricing model based on the following assumptions:

Volatility	60.00%	-	65.00%
Risk-free rate	1.71%	-	3.02%
Expected term (years)			6.1 years
Dividend yield			0.00%

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Restricted stock units:

A summary of the Company’s restricted stock unit (“RSU”) activity for the nine months ended September 30, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	1,818,530	$7.58
Granted	1,913,043	3.40
Vested	(410,962)	6.83
Forfeited	(1,197,275)	5.24
Unvested - end of period	2,123,336	$4.55

For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation of $0.3 million and $1.4 million related to RSUs, respectively. As of September 30, 2022 and December 31, 2021, total unrecognized compensation expense related to RSUs was $9.0 million and $12.2 million, respectively, which will be recognized over a weighted average vesting period of approximately 3.3 years and 3.6 years, respectively.

Performance stock units:

A summary of the Company’s performance stock unit (“PSU”) activity for the nine months ended September 30, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - beginning of period	78,907	$7.69
Granted	425,264	3.81
Vested	—	—
Forfeited	(55,451)	7.69
Unvested - end of period	448,720	$4.01

For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation of $0.3 million and $0.4 million related to PSUs, respectively. As of September 30, 2022 and December 31, 2021, total unrecognized compensation expense related to PSUs was $1.4 million and $0.5 million, respectively, which will be recognized over a weighted average vesting period of approximately 3.6 years and 3.8 years, respectively.

Employee Stock Purchase Plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP permits eligible employees to contribute up to 10% of their compensation, not to exceed the IRS allowable limit, to purchase shares of Class A Common Stock during six month offerings. Eligible employees will purchase the shares at a price per share equal to the lesser of 85% of the fair market value of the Class A Common Stock on the first trading day of the offering period or the last trading day of the offering period. The offering periods begin each January 1 and July 1, with the initial offering period beginning on January 1, 2022. As of September 30, 2022, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP was 1,200,000 and consists of authorized but unissued or reacquired shares of Class A Common Stock. The maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP shall be cumulatively increased on each January 1, through and including January 1, 2030, by a number of shares equal to the smallest of (a) one percent of the number of shares of Class A Common Stock issued and outstanding on the immediately preceding December 31, (b) 2,400,000 shares, or (c) an amount determined by the Board. As of September 30, 2022, there were 44,627 shares of Class A Common Stock purchased under the ESPP. As of December 31, 2021, no shares of Class A Common Stock had been purchased under the ESPP.

ESPP employee payroll contributions accrued as of September 30, 2022 were $0.1 million and are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of September 30, 2022 will be used to purchase shares at the end of the ESPP offering period ending on December 31, 2022. Payroll contributions ultimately used to purchase

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

shares are reclassified to stockholders’ equity on the purchase date. During the three and nine months ended September 30, 2022, the Company recognized ESPP compensation expense of $30 thousand and $63 thousand, respectively.

Profit unit interests: Prior to the Business Combination, OppFi-LLC issued profit unit interests, which were recapitalized as OppFi Units in connection with the adoption by the Members in accordance with the terms of the OppFi A&R LLCA immediately prior to the Closing.

Total profit interest compensation expense for the three and nine months ended September 30, 2021 was $0.2 million and $0.2 million, respectively.

The compensation expense accounted for all vested units based on the following assumptions:

Expected term	3 years
Volatility	68.0%
Discount for lack of marketability	45.0%
Risk free rate	0.2%

A summary of the Company’s profit unit interests activity for the nine months ended September 30, 2021 is as follows:

		Avg Fair Value
	Units	at Grant Date
Outstanding at December 31, 2020	12,202,135	$0.08
Granted	—	—
Forfeited	(54,800)	0.08
Outstanding at March 31, 2021	12,147,335	0.08
Granted	—	—
Forfeited	—	—
Outstanding at June 30, 2021	12,147,335	0.08
Granted	—	—
Forfeited	(536,278)	0.10
Exchange in reverse recapitalization	(11,611,057)	0.08
Outstanding at September 30, 2021	—	$—

A summary of the Company’s non-vested units activity for the nine months ended September 30, 2021 is as follows:

		Avg Fair Value
	Units	at Grant Date
Non-vested units at December 31, 2020	4,738,333	$0.12
Granted	—	—
Vested	(325,835)	0.15
Forfeited	(54,800)	0.08
Non-vested units at March 31, 2021	4,357,698	0.12
Granted	—	—
Vested	(2,522,476)	0.07
Forfeited	—	—
Non-vested units at June 30, 2021	1,835,222	0.20
Granted	—	—
Vested	(84,990)	0.20
Forfeited	(536,278)	0.10
Exchange in reverse recapitalization	(1,213,954)	0.22
Non-vested units at September 30, 2021	—	$—

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Subsequent to the Business Combination, there was no unrecognized compensation expense related to profit unit interests.

Note 11. Income Taxes

For the three months ended September 30, 2022, OppFi recorded an income tax expense of $1.0 million and reported consolidated income before income taxes of $0.4 million, resulting in a 286% effective income tax rate. For the nine months ended September 30, 2022, OppFi recorded an income tax expense of $1.8 million and reported consolidated income before income taxes of $10.3 million, resulting in a 17.1% effective income tax rate. As OppFi-LLC was classified as a partnership for federal income tax purposes, OppFi-LLC did not record a federal income tax expense for the three and nine months ended September 30, 2021. Because no income tax was recorded prior to the Closing Date, for the three and nine months ended September 30, 2021, OppFi recorded an income tax expense of $0.7 million and reported consolidated income before taxes of $31.1 million and $73.5 million, resulting in an effective tax rate of 2.3% and 1.0%, respectively.

OppFi’s effective income tax rates for the three and nine months ended September 30, 2022 and for the pro forma 2021 differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, and discrete tax items. For the three months ended September 30, 2022, Gray Rock SPV LLC’s income was included in the noncontrolling interest adjustment, because its activity was included in income before income taxes, but excluded from taxation at the Company as Gray Rock SPV LLC is not owned by the Company or OppFi-LLC. For the nine months ended September 30, 2022, there were two discrete items recorded, which consist of a $0.5 million adjustment related to a prior period stock compensation during the three months ended March 31, 2022 and a $0.1 million adjustment related to the vesting of RSUs and the calculated tax shortfall during the three months ended September 30, 2022. For the nine months ended September 30, 2022, the impact of these two discrete items increased the effective tax rate by 5.8%. Excluding the aforementioned discrete items, the effective tax rate for the nine months ended September 30, 2022 would have been 11.3%.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of September 30, 2022, OppFi owned 13.0% of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. The Company does not have an ownership interest in Gray Rock SPV LLC; as such, there is no tax accounting with regards to this VIE. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic. For the three and nine months ended September 30, 2022, the impact of the CARES Act was immaterial to the Company’s tax provision. However, under the CARES Act, the Company is deferring the employer portion of payroll tax payments through December 31, 2022.

There were no unrecognized tax benefits as of September 30, 2022 or December 31, 2021, and there were also no amounts accrued for the payment of interest and penalties as of September 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 12. Interest Expense and Amortized Debt Issuance Costs

The following table summarizes interest expense and amortized debt issuance costs for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$8,513	$5,842	$22,795	$15,535
Amortized debt issuance costs	582	572	1,626	1,735
Interest expense and amortized debt issuance costs	$9,095	$6,414	$24,421	$17,270
Note 13. Fair Value Measurements

Fair value on a nonrecurring basis: The Company has no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	Carrying Value	Fair Value Measurements
	September 30, 2022	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$442,779	$—	$—	$442,779

Financial liabilities:
Warrant liability - Public Warrants (2)	2,853	2,853	—	—
Warrant liability - Private Placement Warrants (3)	1,363	—	—	1,363

	Carrying Value	Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$373,253	$—	$—	$373,253

Financial liabilities:
Warrant liability - Public Warrants (2)	8,083	8,083	—	—
Warrant liability - Private Placement Warrants (3)	3,157	—	—	3,157

During the three and nine months ended September 30, 2022 and 2021, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

(1) The Company primarily estimates the fair value of its installment finance receivables portfolio using discounted cash flow models that have been internally developed. The models use inputs that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.

The following table presents quantitative information about the significant unobservable inputs used for the Company’s installment finance receivables fair value measurements as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Interest rate on finance receivables	150.80%	147.60%
Discount rate	25.90%	21.80%
Servicing cost*	5.00%	5.00%
Remaining life	0.59 years	0.62 years
Default rate*	19.57%	17.70%
Accrued interest*	3.80%	3.20%
Prepayment rate*	21.20%	21.00%

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

The following table presents the significant assumptions used in the simulation at September 30, 2022 and December 31, 2021, the Closing Date:

	September 30, 2022		December 31, 2021
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	2.98%	2.98%	1.19%	1.50%
Expected term (years)	5.0	10.0	4.6	9.6
Expected volatility	60.60%	60.60%	48.40%	48.40%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$0.26	$0.77	$0.74	$1.40

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2021	$1,879	$1,278	$3,157
Change in fair value	(356)	(146)	(502)
Fair value as of March 31, 2022	1,523	1,132	2,655
Change in fair value	(609)	(311)	(920)
Fair value as of June 30, 2022	914	821	1,735
Change in fair value	(254)	(118)	(372)
Fair value as of September 30, 2022	$660	$703	$1,363

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

	Carrying Value	Fair Value Measurements
	September 30, 2022	Level 1	Level 2	Level 3
Assets:
Cash	$14,011	$14,011	$—	$—
Restricted cash	36,458	36,458	—	—
Accrued interest and fees receivable	15,286	15,286	—	—
Finance receivables at amortized cost, net	3,858	—	—	3,858

Liabilities:
Secured borrowing payable	1,758	—	—	1,758
Senior debt, net	338,369	—	—	338,369

	Carrying Value	Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash	$25,064	$25,064	$—	$—
Restricted cash	37,298	37,298	—	—
Accrued interest and fees receivable	10,637	10,637	—	—
Finance receivables at amortized cost, net	4,220	—	—	4,220

Liabilities:
Secured borrowing payable	22,443	—	—	22,443
Senior debt, net	251,578	—	—	251,578

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company is vigorously defending all legal proceedings and regulatory matters. Except as described below, management does not believe that the resolution of any currently pending legal proceedings and regulatory matters will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

On November 18, 2021, the Company entered into a Consent Judgement and Order (“Settlement”) with the Attorney General of the District of Columbia (“District”) to resolve all matters in a dispute related to the action previously filed against the Company by the District (“Action”). The Company denies the allegations in the Action and denies that it has violated any law or engaged in any deceptive or unfair practices. The Action was resolved to avoid the expense of protracted litigation. As part of the Settlement, the Company agreed to, among other things, refrain from certain business activities in the District of Columbia, pay $0.3 million to the District of Columbia and provide refunds totaling $1.5 million to certain District of Columbia consumers. As of December 31, 2021, unpaid refunds due to certain District of Columbia consumers totaled $1.5 million, which is included in accrued expenses on the consolidated balance sheet as of such date. During the nine months ended September 30, 2022, the Company distributed refunds totaling $1.5 million to the District of Columbia consumers and there were no unpaid refunds due as of September 30, 2022.

On March 7, 2022, the Company filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division (“Court”). The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. On April 8, 2022, the Defendant filed a cross-complaint against the Company attempting to enforce the CFL against the Company and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against the Company. On May 10, 2022, the Company filed a Demurrer to the cross-complaint of the Defendant. On July 7, 2022, the Defendant filed its opposition to the Company’s Demurrer to the cross-complaint of the Defendant. On September 30, 2022, the Court overruled the Company’s Demurrer to the Defendant’s cross-complaint. The Company intends to continue to aggressively prosecute the claims set forth in the Complaint and vigorously defend itself and its position as the matter proceeds through the court process. The Company believes that the Defendant’s position is without merit as explained in the Company’s initial Complaint.

Related party transactions: OppFi-LLC previously had an unsecured line of credit agreement with Schwartz Capital Group (“SCG”) with a maximum available amount of $4.0 million, which was paid in full on March 30, 2021. Interest expense related to this related party transaction was $0.1 million for the nine months ended September 30, 2021.

In August 2020, OppFi-LLC entered into a Management Fee Agreement (“Management Fee Agreement”) with SCG. Pursuant to the terms of the Management Fee Agreement, SCG provided board and advisory services. Effective upon the Closing, OppFi-LLC terminated the Management Fee Agreement. For the nine months ended September 30, 2021, management fees under the Management Fee Agreement totaled $0.4 million.

Severance agreements: The Company entered into Severance Agreements and General Releases (“Severance Agreements”) with the Company’s former Chief Executive Officer and other key employees. In connection with these Severance Agreements, the Company agreed to, among other things, pay certain severance benefits for one year. Severance expense, which is included in salaries and employee benefits in the consolidated statements of operations, totaled negative $6 thousand due to a true-up adjustment and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $2.0 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 15.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of September 30, 2022, consumers living primarily in Texas and Florida made up approximately 14% and 14%, respectively, of the gross amount of the Company’s portfolio of finance receivables. As of September 30, 2022, there were no other states that made up more than 10% or more of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2021, consumers living primarily in Florida, Texas and California made up approximately 14%, 14% and 11%, respectively, of the gross amount of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 16. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $0.4 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 17.    (Loss) Earnings Per Share

Prior to the reverse recapitalization in connection with the Closing (“Reverse Recapitalization”), all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated because net income prior to the Business Combination was attributable entirely to OppFi-LLC.

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to OppFi Inc.	$(571)	$14,125	$3,963	$14,125
Net (loss) income available to Class A common stockholders - Basic	(571)	14,125	3,963	14,125
Dilutive effect of warrants on net income to Class A common stockholders	—	—	—	—
Net income attributable to noncontrolling interest	—	13,668	4,576	13,668
Income tax provision	—	(3,308)	(1,105)	(3,308)
Net (loss) income available to Class A common stockholders - Diluted	$(571)	$24,485	$7,434	$24,485
Denominator:
Weighted average Class A common stock outstanding - Basic	13,972,971	13,363,996	13,694,733	13,107,874
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	123,722	—
Performance stock units	—	—	11,986	—
Warrants	—	—	—	—
Employee stock purchase plan	—	—	—	—
Units, excluding Earnout Units	—	71,100,787	70,446,836	71,356,909
Dilutive potential common shares	—	71,100,787	70,582,544	71,356,909
Weighted average units outstanding - diluted	13,972,971	84,464,783	84,277,277	84,464,783
(Loss) earnings per share:
Basic	$(0.04)	$1.06	$0.29	$1.08
Diluted	$(0.04)	$0.29	$0.09	$0.29

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Public Warrants	11,887,500	11,887,500	11,887,500	11,887,500
Private Unit Warrants	231,250	231,250	231,250	231,250
$11.50 Exercise Price Warrants	2,248,750	2,248,750	2,248,750	2,248,750
$15 Exercise Price Warrants	912,500	912,500	912,500	912,500
Underwriter Warrants	59,437	59,437	59,437	59,437
Stock Options	1,978,972	5,600,000	2,178,347	5,600,000
Restricted stock units	2,545,635	—	1,718,129	—
Performance stock units	448,720	—	217,730	—
Noncontrolling interest - Earnout Units	25,500,000	25,500,000	25,500,000	25,500,000
Noncontrolling interest - OppFi Units	69,659,100	—	—	—
Potential common stock	115,471,864	46,439,437	44,953,643	46,439,437

Prior Period Financial Statement Revision: The Company has identified adjustments required to correct its previous calculations of diluted earnings per share for the three and nine months ended September 30, 2021. The Company determined that it misapplied the guidance prescribed by FASB ASC 260-10-55-20(b). The misapplication resulted in an overstatement of $0.77 in diluted earnings per share and $0.79 in diluted earnings per share for the three and nine months ended September 30, 2021, respectively.

As a result, the Company assessed the materiality of the revision related to the calculation of diluted earnings per share to prior periods’ financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 99, Materiality (“SAB 99”), and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), codified in FASB ASC 250, Accounting Changes and Error Corrections. The Company determined that the impact of the diluted earnings per share errors was not material to the previously issued annual and interim unaudited consolidated financial statements using the guidance of SAB 99 and 108. Accordingly, the revisions to diluted earnings per share have been reflected in the prior comparative amounts presented in the September 30, 2022 interim financial statements. The revisions had no impact on the Company’s net income or stockholders' equity.

Note 18.    Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and identified the following event that required disclosure.

Leases: On October 10, 2022, the Company entered into a sublease of approximately 10,481 square feet of its office space in Chicago, Illinois. The sublease will expire on August 31, 2025, the date on which the underlying lease agreement will terminate. The Company will receive approximately $0.9 million of base rent payments over the sublease term.

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

RECENT REGULATORY DEVELOPMENTS

California AB 539
On March 7, 2022, the Company filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division. The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. On April 8, 2022, the Defendant filed a cross-complaint against the Company attempting to enforce the CFL against the Company and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against the Company. On May 10, 2022, the Company filed a Demurrer to the cross-complaint of the Defendant. On July 7, 2022, the Defendant filed its opposition to the Company’s Demurrer to the cross-complaint of the Defendant. On September 30, 2022, the Court overruled the Company’s Demurrer to the Defendant’s cross-complaint. The Company intends to continue to aggressively prosecute the claims set forth in the Complaint and vigorously defend itself and its position as the matter proceeds through the court process. The Company believes that the Defendant’s position is without merit as explained in the Company’s initial Complaint.

HIGHLIGHTS

Our financial results as of and for the three months ended September 30, 2022 are summarized below:
•Basic and diluted loss per share (“EPS”) of $(0.04) and $(0.04), respectively, for the three months ended September 30, 2022;
•Adjusted EPS(1) of $0.01 for the three months ended September 30, 2022;
•Net originations increased 11% to $182.7 million from $164.5 million for the three months ended September 30, 2022 and 2021, respectively;
•Ending receivables increased 39% to $407.7 million from $293.3 million as of September 30, 2022 and 2021, respectively;
•Total revenue increased 35% to $124.2 million from $92.0 million for the three months ended September 30, 2022 and 2021, respectively;
•Net loss of $(0.7) million for the three months ended September 30, 2022 decreased by 102.2% when compared to net income of $30.4 million for the three months ended September 30, 2021; and
•Adjusted net income(1) decreased 96% to $0.8 million from $17.4 million for the three months ended September 30, 2022 and 2021, respectively.

(1) Adjusted EPS and Adjusted Net Income are non-Generally Accepted Accounting Principles (“GAAP”) financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see“Non-GAAP Financial Measures” below.
KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the three and nine months ended September 30, 2022 and 2021.

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

The following tables present total net originations (defined as gross originations net of transferred balance on refinanced loans), percentage of net originations by bank partners, and percentage of net originations by new loans for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Total net originations	$182,724	$164,547	$18,177	11.0%
Percentage of net originations by bank partners	94.2%	93.4%	N/A	0.9%
Percentage of net originations by new loans	50.1%	51.4%	N/A	(2.5)%

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Total net originations	$571,681	$408,394	$163,287	40.0%
Percentage of net originations by bank partners	94.6%	89.0%	N/A	6.3%
Percentage of net originations by new loans	53.2%	43.6%	N/A	22.0%

Net originations increased to $182.7 million and $571.7 million for the three and nine months ended September 30, 2022, from $164.5 million and $408.4 million for the three and nine months ended September 30, 2021. The 11.0% and 40.0% increases were driven by increased demand resulting in higher application volume and an increase in funded rate (defined as funded loans over qualified applications). We saw a decline in net originations from the three months ended June 30, 2022 due to tightening of credit.

Our origination mix continues to shift towards a servicing / facilitation model for bank partners from a direct origination model. Total net originations by our bank partners increased to 94.2% and 94.6% for the three and nine months ended September 30, 2022, from 93.4% and 89.0% for the three and nine months ended September 30, 2021.

Total net originations of new loans as percentage of total loans decreased to 50.1% and increased to 53.2% for the three and nine months ended September 30, 2022 from 51.4% and 43.6% for the three and nine months ended September 30, 2021. The decrease is a result of a pullback on marketing spend and lower qualified rate (defined as qualified applications over total applications) to ensure that new loans originated are of a higher credit quality than previous periods.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of on-balance sheet loans at the end of the reporting period. The following table presents ending receivables as of September 30, 2022 and 2021 (in thousands):

	September 30,		Change
	2022	2021	$	%
Ending receivables	$407,730	$293,279	$114,451	39.0%

Ending receivables increased to $407.7 million as of September 30, 2022 from $293.3 million as of September 30, 2021. The 39.0% increase was primarily driven by growth in originations.

Average Yield

Average yield represents annualized interest income from the period as a percent of average receivables. Receivables are defined as unpaid principal balances of on-balance sheet loans. The following tables present average yield for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	%
Average yield	119.4%	131.3%	(9.1)%

	Nine Months Ended September 30,		Change
	2022	2021	%
Average yield	119.0%	129.0%	(7.8)%

Average yield decreased to 119.4% and 119.0% for the three and nine months ended September 30, 2022, respectively, from 131.3% and 129.0% for the three and nine months ended September 30, 2021, respectively. The 9.1% and 7.8% decreases were driven by an increase in delinquent loans in the portfolio that were not accruing interest and an increase in enrollment in our hardship and assistance programs, which provide payment relief due to natural disasters, loss of income, increase in expenses, or other unpredictable events such as COVID-19.

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

The following tables present net charge-offs as a percentage of average receivables annualized for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	%
Net charge-offs as % of average receivables	66.4%	35.8%	85.5%

	Nine Months Ended September 30,		Change
	2022	2021	%
Net charge-offs as % of average receivables	58.3%	31.4%	85.7%

Net charge-offs as a percentage of average receivables increased to 66.4% and 58.3% for the three and nine months ended September 30, 2022, respectively, from 35.8% and 31.4% for the three and nine months ended September 30, 2021, respectively. The elevated net charge-offs for both three and nine months ended September 30, 2022 are a result of the cumulative effects of inflation and the runoff of lower quality loans originated prior to credit tightening earlier this year. Additionally, credit adjustments have decelerated origination growth and therefore impacted the denominator of the net charge-off rate.

Marketing Cost per Funded Loan

Marketing cost per funded loan represents marketing cost per funded loan for new and refinance loans. This metric is the amount of direct marketing costs incurred during a period divided by the number of loans originated during that same period.
The following tables present marketing cost per funded loan for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	$	%
Marketing cost per funded loan	$66	$89	$(23)	(25.8)%

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Marketing cost per funded loan	$75	$74	$1	1.4%

Our marketing cost per funded loan decreased to $66 and increased to $75 for the three and nine months ended September 30, 2022, from $89 and $74 for the three and nine months ended September 30, 2021. The 25.8% decrease for the three months ended September 30, 2022 was driven by the lower mix of new versus refinanced loans year over year as stated in the ‘Total Net Originations’ metric above in addition to a lower marketing cost per new funded loan.

Marketing Cost per New Funded Loan

Marketing cost per new funded loan represents the amount of direct marketing costs incurred during a period divided by the number of new loans originated during that same period. The following tables present marketing cost per new funded loan for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	$	%
Marketing cost per new funded loan	$188	$255	$(67)	(26.3)%

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Marketing cost per new funded loan	$205	$254	$(49)	(19.3)%

Our marketing cost per new funded loan decreased to $188 and $205 for the three and nine months ended September 30, 2022, respectively, from $255 and $254 for the three and nine months ended September 30, 2021, respectively. The 26.3% and 19.3% decreases for the three and nine months ended September 30, 2022 were driven by growth in low cost marketing channels such as email, referrals, and search engine optimization, improved efficiency in direct mail marketing spend, and shifting volume within our partner channel to lower cost partners.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan advocate or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate for the months ended September 30, 2022 and 2021:

	September 30,		Change
	2022	2021	%
Auto-approval rate	69.2%	58.1%	19.1%

Auto-approval rate increased by 19.1% for the month ended September 30, 2022 to 69.2%, from 58.1% for the month ended September 30, 2021, driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

Sales and Servicing Cost per Loan

Sales and servicing cost per loan is calculated by taking the total sales and servicing costs, which include customer center salaries, underwriting and reporting costs, and payment processing fees, divided by the average amount of outstanding loans during that period. The following tables present sales and servicing cost per loan for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	$	%
Sales and servicing cost per loan	$128	$164	$(36)	(22.0)%

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Sales and servicing cost per loan	$141	$162	$(21)	(13.0)%

Our sales and servicing cost per loan decreased by $36 and $21 for the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, due to increased efficiency in our customer center allowing us to service a higher volume of loans with lower proportional headcount.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2022 and 2021

The following table presents our consolidated results of operations for the three months ended September 30, 2022 and 2021 (in thousands, except number of shares and per share data).

(in thousands, except share and per share data)	Three Months Ended September 30,		Change
	2022	2021	$	%
Interest and loan related income	$123,605	$91,448	$32,157	35.2%
Other income	639	529	110	20.8%
Total revenue	124,244	91,977	32,267	35.1%
Provision for credit losses on finance receivables	(1,017)	(143)	(874)	611.2%
Change in fair value of finance receivables	(70,601)	(18,940)	(51,661)	272.8%
Net revenue	52,626	72,894	(20,268)	(27.8)%
Expenses:
Sales and marketing	11,674	15,633	(3,959)	(25.3)%
Customer operations	10,591	10,550	41	0.4%
Technology, products, and analytics	8,325	7,329	996	13.6%
General, administrative, and other	13,909	21,456	(7,547)	(35.2)%
Total expenses before interest expense	44,499	54,968	(10,469)	(19.0)%
Interest expense	9,096	6,414	2,682	41.8%
Total expenses	53,595	61,382	(7,787)	(12.7)%
(Loss) income from operations	(969)	11,512	(12,481)	(108.4)%
Gain on forgiveness of PPP loan	—	6,444	(6,444)	—%
Change in fair value of warrant liability	1,323	13,139	(11,816)	(89.9)%
Income before income taxes	354	31,095	(30,741)	(98.9)%
Provision for income taxes	1,015	703	312	44.4%
Net (loss) income	(661)	30,392	(31,053)	(102.2)%
Less: net (loss) income attributable to noncontrolling interest	(90)	16,267	(16,357)	(100.6)%
Net (loss) income attributable to OppFi Inc.	$(571)	$14,125	$(14,696)	(104.0)%

(Loss) earnings per share attributable to OppFi Inc.:
(Loss) earnings per common share:
Basic	$(0.04)	$1.06
Diluted	$(0.04)	$0.29
Weighted average common shares outstanding:
Basic	13,972,971	13,363,996
Diluted	13,972,971	84,464,783

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based only on the interest method. We also earn revenue from referral fees related primarily to our turn-up program, which represented less than 0.2 % of total revenue for the three months ended September 30, 2022.

Total revenue increased by $32.3 million, or 35.1%, to $124.2 million for the three months ended September 30, 2022 from $92.0 million for the three months ended September 30, 2021. The increase was due to higher receivables balances throughout the quarter, which was driven by both higher beginning balances and origination growth.

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

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $70.6 million for the three months ended September 30, 2022, which was comprised of $67.7 million of net charge-offs and a fair market value adjustment of $2.9 million, up from $18.9 million for the three months ended September 30, 2021, which was comprised of $24.9 million of net charge-offs and a fair market value adjustment of $(6.0) million. The fair value adjustment for the three months ended September 30, 2022 had a negative impact due to a decrease in the fair value mark, partially offset by an increase in receivables in the period.

For the three months ended September 30, 2022, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for our SalaryTap and OppFi Card products. Total provision increased for the three months ended September 30, 2022 due to the increase in gross charge-offs on the SalaryTap and OppFi card products from their launch in 2021.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and total provision costs. Total net revenue decreased by $20.3 million, or 27.8%, to $52.6 million for the three months ended September 30, 2022 from $72.9 million for the three months ended September 30, 2021. This decrease was due to the rise in gross charge-offs, which offset higher total revenues.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses decreased by $7.8 million, or 12.7%, to $53.6 million for the three months ended September 30, 2022, from $61.4 million for the three months ended September 30, 2021. A large portion of the decrease was driven by lower direct marketing spend due to a lower marketing cost per new funded loan. Additionally, professional fees for three months ended September 30, 2021 were elevated as we were incurring expenses associated with becoming a public company. The decrease was partially offset by further investment in technology infrastructure, higher insurance costs associated with being a public company and increased interest expense as a result of increased debt draws to support higher receivables balances. Expenses as a percent of revenue decreased year over year from 66.7% to 43.1% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

(Loss) Income from Operations

(Loss) income from operations is the difference between net revenue and expenses. Total (loss) income from operations decreased by $12.5 million, or 108.4%, to $(1.0) million for the three months ended September 30, 2022, from $11.5 million for the three months ended September 30, 2021.

Gain on Forgiveness of PPP Loan

Gain on forgiveness of PPP Loan for the three months ended September 30, 2021 included the gain from an unsecured loan of $6.4 million in connection with the U.S. Small Business Administration's (“SBA”) Paycheck Protection Program (the “PPP Loan”).

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the three months ended September 30, 2022 included the change in fair value of the warrant liability in the amount of $1.3 million. This warrant liability arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the gain on forgiveness of PPP Loan and the change in fair value of warrant liability. Income before income taxes decreased by $30.7 million, or 98.9%, to $0.4 million for the three months ended September 30, 2022, from $31.1 million for the three months ended September 30, 2021.

Income Taxes

OppFi Inc. recorded a provision for income taxes of $1.0 million for the three months ended September 30, 2022 and $0.7 million for the three months ended September 30, 2021.

Net (Loss) Income

Net (loss) income decreased by $31.1 million, or 102.2%, to $(0.7) million for the three months ended September 30, 2022 from $30.4 million for the three months ended September 30, 2021.

Net (Loss) Income Attributable to OppFi Inc.

Net (loss) income attributable to OppFi Inc. was $(0.6) million for the three months ended September 30, 2022. Net (loss) income attributable to OppFi Inc. represents the (loss) income solely attributable to stockholders of OppFi Inc. for the three months ended September 30, 2022. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company and the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, as well as the Company’s approximate percentage interest in the non-controlling interest. The underlying income or expense components that are attributable to OppFi Inc. for the three months ended September 30, 2022 are gain on change in fair value of warrant liabilities of approximately $1.3 million, partially offset by tax expense of approximately $1.4 million, payroll and stock compensation expense of approximately $0.2 million, general and administrative expense of approximately $0.2 million and board fees of approximately $0.1 million, for total (loss) attributable to OppFi Inc. of approximately $(0.5) million. The (loss) also includes OppFi Inc.’s percentage interest in the income attributable to non-controlling interest of approximately $(0.1) million, for net (loss) attributable to OppFi Inc. of approximately $(0.6) million.

The underlying income or expense components that are attributable to OppFi Inc. for the three months ended September 30, 2021 are gain on change in fair value of warrant liabilities of approximately $13.1 million, partially offset by tax expense of approximately $0.7 million, general and administrative expense of approximately $0.1 million and board fees of approximately $0.1 million, for total income attributable to OppFi Inc. of approximately $12.2 million. The income also includes OppFi Inc.’s percentage interest in the income attributable to non-controlling interest of approximately $1.9 million, for net income attributable to OppFi Inc. of approximately $14.1 million.

Comparison of the nine months ended September 30, 2022 and 2021

The following table presents our consolidated results of operations for the nine months ended September 30, 2022 and 2021 (in thousands, except number of shares and per share data).

(in thousands, except share and per share data)	Nine Months Ended September 30,		Change
	2022	2021	$	%
Interest and loan related income	$331,814	$253,581	$78,233	30.9%
Other income	1,015	1,029	(14)	(1.4)%
Total revenue	332,829	254,610	78,219	30.7%
Provision for credit losses on finance receivables	(2,043)	(181)	(1,862)	1028.7%
Change in fair value of finance receivables	(162,280)	(52,635)	(109,645)	208.3%
Net revenue	168,506	201,794	(33,288)	(16.5)%
Expenses:
Sales and marketing	43,067	35,114	7,953	22.6%
Customer operations	31,933	30,036	1,897	6.3%
Technology, products, and analytics	24,848	19,669	5,179	26.3%
General, administrative, and other	40,965	45,686	(4,721)	(10.3)%
Total expenses before interest expense	140,813	130,505	10,308	7.9%
Interest expense	24,421	17,406	7,015	40.3%
Total expenses	165,234	147,911	17,323	11.7%
Income from operations	3,272	53,883	(50,611)	(93.9)%
Gain on forgiveness of PPP loan	—	6,444	(6,444)	—%
Change in fair value of warrant liability	7,024	13,139	(6,115)	(46.5)%
Income before income taxes	10,296	73,466	(63,170)	(86.0)%
Provision for income taxes	1,757	703	1,054	149.9%
Net income	8,539	72,763	(64,224)	(88.3)%
Less: net income attributable to noncontrolling interest	4,576	58,638	(54,062)	(92.2)%
Net income attributable to OppFi Inc.	$3,963	$14,125	$(10,162)	(71.9)%

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.29	$1.08
Diluted	$0.09	$0.29
Weighted average common shares outstanding:
Basic	13,694,733	13,107,874
Diluted	84,277,277	84,464,783

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based only on the interest method. We also earn revenue from referral fees related primarily to our turn-up program, which represented less than 0.2 % of total revenue for the nine months ended September 30, 2022.

Total revenue increased by $78.2 million, or 30.7%, to $332.8 million for the nine months ended September 30, 2022 from $254.6 million for the nine months ended September 30, 2021. The increase was due to higher receivables balances throughout the period, which was driven by both higher beginning balances and origination growth.

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

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $162.3 million for the nine months ended September 30, 2022, which was comprised of $161.5 million of net charge-offs and a fair market value adjustment of $0.8 million, up from $52.6 million for the nine months ended September 30, 2021, which was comprised of $62.1 million of net charge-offs and a fair market value adjustment of $(9.4) million. The fair value adjustment for the nine months ended September 30, 2022 had a negative impact due to a decrease in the fair value mark, partially offset by the increase in receivables in the period.

For the nine months ended September 30, 2022, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for our SalaryTap and OppFi Card products. Total provision increased for the nine months ended September 30, 2022 due to the increase in gross charge-offs on the SalaryTap and OppFi card products from their launch in 2021.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and less total provision costs. Total net revenue decreased by $33.3 million, or 16.5%, to $168.5 million for the nine months ended September 30, 2022 from $201.8 million for the nine months ended September 30, 2021. This decrease was due to the rise in gross charge-offs, which offset higher total revenues.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses increased by $17.3 million, or 11.7%, to $165.2 million for the nine months ended September 30, 2022, from $147.9 million for the nine months ended September 30, 2021. A large portion of the increase was related to higher direct marketing costs to drive higher new originations throughout the first half of the year, an increase in professional fees related to tax and legal guidance, further investment in technology infrastructure, higher insurance costs associated with being a public company and increased interest expense as a result of increased debt draws to support higher receivables balances. Due to headcount reductions and vendor savings implemented in the first half of 2022, expenses as a percent of revenue decreased year over year from 58% to 50% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Income from Operations

Income from operations is the difference between net revenue and expenses. Total income from operations decreased by $50.6 million, or 93.9%, to $3.3 million for the nine months ended September 30, 2022, from $53.9 million for the nine months ended September 30, 2021.

Gain on Forgiveness of PPP Loan

Gain on forgiveness of PPP Loan for the nine months ended September 30, 2021 included the $6.4 million gain from the PPP Loan.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability for the nine months ended September 30, 2022 included the change in fair value of the warrant liability in the amount of $7.0 million. This warrant liability arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the gain on forgiveness of PPP Loan and the change in fair value of warrant liability. Income before income taxes decreased by $63.2 million, or 86.0%, to $10.3 million for the nine months ended September 30, 2022, from $73.5 million for the nine months ended September 30, 2021.

Income Taxes

OppFi Inc. recorded a provision for income taxes of $1.8 million for the nine months ended September 30, 2022 and $0.7 million for the nine months ended September 30, 2021. As noted above, OppFi-LLC is treated as a partnership and is not subject to income taxes. Prior to the consummation of the Business Combination on July 20, 2021, there were no taxes attributable to OppFi Inc. as OppFi-LLC was the only reportable entity.

Net Income

Net income decreased by $64.2 million, or 88.3%, to $8.5 million for the nine months ended September 30, 2022 from $72.8 million for the nine months ended September 30, 2021.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $4.0 million for the nine months ended September 30, 2022. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. for the nine months ended September 30, 2022. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company and the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, as well as the Company’s approximate percentage interest in the non-controlling interest. The underlying income or expense components that are attributable to OppFi Inc. for the nine months ended September 30, 2022 are gain on change in fair value of warrant liabilities of approximately $7.0 million, partially offset by tax expense of approximately $2.3 million, payroll and stock compensation expense of approximately $0.6 million, general and administrative expense of approximately $0.5 million and board fees of approximately $0.3 million, for total income attributable to OppFi Inc. of approximately $3.3 million. The income also includes OppFi Inc.’s percentage interest in the income attributable to non-controlling interest of approximately $0.6 million, for net income attributable to OppFi Inc. of approximately $4.0 million.

The underlying income or expense components that are attributable to OppFi Inc. for the nine months ended September 30, 2021 are gain on change in fair value of warrant liabilities of approximately $13.1 million, partially offset by tax expense of approximately $0.7 million, general and administrative expense of approximately $0.1 million and board fees of approximately $0.1 million, for total income attributable to OppFi Inc. of approximately $12.2 million. The income also includes OppFi Inc.’s percentage interest in the income attributable to non-controlling interest of approximately $1.9 million, for net income attributable to OppFi Inc. of approximately $14.1 million.

CONDENSED BALANCE SHEETS

Comparison of the periods ended September 30, 2022 and December 31, 2021

The following table presents our condensed balance sheet as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021	Change
			$	%
Assets
Cash and restricted cash	$50,469	$62,362	$(11,893)	(19.1)%
Finance receivables at fair value	458,065	383,890	74,175	19.3
Finance receivables at amortized cost, net	3,858	4,220	(362)	(8.6)
Other assets	67,578	51,634	15,944	30.9
Total assets	$579,970	$502,106	$77,864	15.5%
Liabilities and stockholders’ equity
Current liabilities	$67,668	$58,967	$8,701	14.8%
Total debt	342,636	274,021	68,615	25.0
Warrant liabilities	4,216	11,240	(7,024)	(62.5)
Total liabilities	414,520	344,228	70,292	20.4
Total stockholders’ equity	165,450	157,878	7,572	4.8
Total liabilities and stockholders' equity	$579,970	$502,106	$77,864	15.5%

Total cash and restricted cash decreased by $11.9 million as of September 30, 2022 compared to December 31, 2021, driven by an increase in originated loans relative to the timing of received payments. Finance receivables as of September 30, 2022 increased compared to December 31, 2021 due to high demand and record origination volume for the nine months ended September 30, 2022. Other assets as of September 30, 2022 increased by $15.9 million compared to December 31, 2021, driven by the addition of an operating lease right of use asset of $14.4 million related to the Company’s headquarters due to the adoption of a new accounting standard and an increase in tax receivable of $1.2 million.

Current liabilities increased by $8.7 million driven by the addition of an operating lease liability of $16.9 million and an increase in accounts payable of $0.6 million. These increases were partially offset by a decrease of accrued expenses by $9.4 million as of September 30, 2022. Total debt increased by $68.6 million driven by an increase in utilization of revolving lines of credit of $86.8 million, which was offset by lower secured borrowing payables by $20.7 million. Total equity increased by $7.6 million, driven by net income and stock-based compensation, partially offset by treasury stock as a result of the Repurchase Program.

NON-GAAP FINANCIAL MEASURES

Comparison of the three and nine months ended September 30, 2022 and 2021

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

	Three Months Ended September 30,		Variance
(in thousands, except share and per share data) Unaudited	2022	2021	%
Net (loss) income	$(661)	$30,392	(102.2)%
Provision for income taxes	1,015	703	44.4%
Debt issuance cost amortization	582	572	1.7%
Other addbacks and one-time expenses, net(a)	76	(8,825)	(100.9)%
Adjusted EBT[1]	1,012	22,842	(95.6)%
Less: pro forma taxes(b)	(244)	(5,480)	(95.5)%
Adjusted net income[1]	768	17,362	(95.6)%
Pro forma taxes(b)	244	5,480	(95.5)%
Depreciation and amortization	3,452	2,712	27.3%
Interest expense	8,513	5,841	45.7%
Business (non-income) taxes	238	383	(37.9)%
Adjusted EBITDA[1]	$13,215	$31,778	(58.4)%

Adjusted EPS[1]:	$0.01	$0.21
Weighted average diluted shares outstanding	84,080,808	84,464,783

(a) For the three months ended September 30, 2022, other addbacks and one-time expenses of $0.1 million included a $(1.3) million addback due to the change in fair value of the warrant liabilities, a $(0.1) million recruiting related addback, a $0.8 million expense related to severance and retention bonuses, and $0.8 million in expenses related to stock compensation. For the three months ended September 30, 2021, other addbacks and one-time expenses of $(8.8) million included a $(13.1) million addback due to the change in fair value of the warrant liabilities, a $(6.4) million addback due to the gain on forgiveness of the PPP Loan, $6.6 million in public company readiness costs prior to the Business Combination, $1.0 million in accounting and legal costs related to the Business Combination, a $0.9 million expense related to warrant valuation, a $0.2 million expense related to severance, a $0.1 million expense related to board fees, a $1.0 million recruiting and salary expense, and a $0.9 million expense related to stock compensation.
(b) Assumes a tax rate of 23.99% for the three months ended September 30, 2021 and a 24.14% tax rate for the three months ended September 30, 2022, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

	Nine Months Ended September 30,		Variance
(in thousands, except share and per share data) Unaudited	2022	2021	%
Net income	$8,539	$72,763	(88.3)%
Provision for income taxes	1,757	703	149.9%
Debt issuance cost amortization	1,626	1,735	(6.3)%
Other addbacks and one-time expenses, net(a)	(1,656)	(2,923)	(43.3)%
Adjusted EBT[1]	10,266	72,278	(85.8)%
Less: pro forma taxes(b)	(2,473)	(17,839)	(86.1)%
Adjusted net income[1]	7,793	54,439	(85.7)%
Pro forma taxes(b)	2,473	17,839	(86.1)%
Depreciation and amortization	10,056	7,289	38.0%
Interest expense	22,795	15,671	45.5%
Business (non-income) taxes	826	1,175	(29.7)%
Adjusted EBITDA[1]	$43,943	$96,413	(54.4)%

Adjusted EPS[1]:	$0.09	$0.64
Weighted average diluted shares outstanding	84,277,277	84,464,783

(a) For the nine months ended September 30, 2022, other addbacks and one-time expenses of $(1.7) million included a $(7.0) million addback due to the change in fair value of the warrant liabilities, $2.9 million in expenses related to severance and retention bonuses, $2.4 million in expenses related to stock compensation, and $0.1 million in one-time legal expenses. For the nine months ended September 30, 2021, other addbacks and one-time expenses of $(2.9) million included a $(13.1) million addback due to the change in fair value of the warrant liabilities, a $(6.4) million addback due to the gain on forgiveness of the PPP Loan, $6.6 million in public company readiness costs prior to the Business Combination, $2.6 million in expenses related to one-time legal, accounting, and other costs related to the Business Combination, $4.2 million in expenses related to warrant valuation, $0.6 million in expenses related to severance, $0.4 million in management and board fees, a $1.0 million recruiting and salary expense, and a $1.2 million expense related to stock compensation.

(b) Assumes a tax rate of 24.68% for the nine months ended September 30, 2021 and a 24.09% tax rate for the nine months ended September 30, 2022, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Adjusted Earnings Per Share

Adjusted EPS is defined as adjusted net income divided by weighted average diluted shares outstanding, which represent shares of both classes of common stock outstanding, excluding 25,500,000 shares related to earnout obligations and including the impact of restricted stock units and performance stock units. We believe that presenting Adjusted EPS is useful to investors and others because, due to the Company’s Up-C structure, Basic EPS calculated on a GAAP basis excludes a large percentage of the Company’s outstanding shares of common stock, which are Class V voting stock, while Diluted EPS calculated on a GAAP basis includes the Class V voting stock. Shares of the Company’s Class V voting stock may be exchanged, together with units of the Company’s subsidiary OppFi-LLC, into shares of the Company’s Class A common stock. We believe that presenting Adjusted EPS is useful to investors and others because it presents the Company’s Adjusted Net Income on a per share basis based on the shares of the Company’s common stock that would be issued but for, and can be issued as a result of, the Company’s Up-C structure, excluding the forfeitable earnout shares from the Company’s Business Combination. The earnout shares issued in the Business Combination are excluded from the calculation of Adjusted EPS because such earnout shares are subject to potential forfeiture pending the achievement (if any) of certain earnout targets pursuant to the terms of the Business Combination, and we believe that, until such shares are forfeited or no longer subject to forfeiture, it is useful to investors and others to provide per share earnings information based only on those shares that are not subject to forfeiture.

	Three Months Ended September 30,
(unaudited)	2022	2021
Weighted average Class A common stock outstanding	13,972,971	13,363,996
Weighted average Class V voting stock outstanding	95,397,996	96,600,787
Elimination of earnouts at period end	(25,500,000)	(25,500,000)
Dilutive impact of restricted stock units	192,127	—
Dilutive impact of performance stock units	17,714	—
Weighted average diluted shares outstanding	84,080,808	84,464,783

	Three Months Ended September 30,
(unaudited)	2022	2021
Adjusted net income (in thousands)[1]	$768	$17,362
Weighted average diluted shares outstanding	84,080,808	84,464,783
Adjusted EPS:[1]	$0.01	$0.21

	Nine Months Ended September 30,
(unaudited)	2022	2021
Weighted average Class A common stock outstanding	13,694,733	13,107,874
Weighted average Class V voting stock outstanding	95,946,836	96,856,909
Elimination of earnouts at period end	(25,500,000)	(25,500,000)
Dilutive impact of restricted stock units	123,722	—
Dilutive impact of performance stock units	11,986	—
Weighted average diluted shares outstanding	84,277,277	84,464,783

	Nine Months Ended September 30,
(unaudited)	2022	2021
Adjusted net income (in thousands)[1]	$7,793	$54,439
Weighted average diluted shares outstanding	84,277,277	84,464,783
Adjusted EPS:[1]	$0.09	$0.64

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

Maturities of our financing facilities are staggered over three years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Unrestricted cash	$14,011	$25,064
Undrawn debt	$168,036	$158,100

As of September 30, 2022, we had $14.0 million in unrestricted cash, a decrease of $11.1 million from December 31, 2021. As of September 30, 2022, we had an additional $168.0 million of unused debt capacity under our financing facilities for future availability, representing a 33 % overall undrawn capacity, an increase from $158.1 million as of December 31, 2021. The increase in undrawn debt was due to an amendment to one of our revolving lines of credit, which increased the size of the facility from $75 million to $200 million. Including total financing commitments of $507.5 million, and cash on the balance sheet of $50.5 million, we had approximately $558.0 million in funding capacity as of September 30, 2022.

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

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities during the nine months ended September 30, 2022 and 2021 (in thousands):

(In thousands, except % change)	Nine Months Ended September 30,		Change
	2022	2021	$	%
Net cash provided by operating activities	$172,263	$120,090	$52,173	43.4%
Net cash used in investing activities	(243,445)	(109,979)	(133,466)	(121.4)
Net cash provided by financing activities	59,289	1,034	58,255	(5633.9)
Net (decrease) increase in cash and restricted cash	$(11,893)	$11,145	$(23,037)	(206.7)%

Operating Activities

Net cash provided by operating activities was $172.3 million for the nine months ended September 30, 2022. This was an increase of $52.2 million when compared to net cash provided by operating activities of $120.1 million for the nine months ended September 30, 2021. Cash provided by operating activities increased due to additional interest and loan related income generated from higher receivables balances compared to the prior year.

Investing Activities

Net cash used in investing activities was $243.4 million for the nine months ended September 30, 2022. This was an increase of $133.5 million when compared to net cash used in investing activities of $110.0 million for the nine months ended September 30, 2021, due to higher finance receivables originated and acquired, partially offset by higher finance receivables repaid and recovered.

Financing Activities

Net cash provided by financing activities was $59.3 million for the nine months ended September 30, 2022. This was an increase of $58.3 million when compared to net cash provided by financing activities of $1.0 million for the nine months ended September 30, 2021, primarily due to an increase in net advances in senior debt and a decrease in member distributions and payment of capitalized transaction costs related to the Business Combination, partially offset by an increase in net payments of secured borrowing payable.

FINANCING ARRANGEMENTS1

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. The following is a summary of OppFi’s outstanding borrowings as of September 30, 2022 and December 31, 2021, including borrowing capacity as of September 30, 2022 (in thousands):

		Borrowing	September 30,	December 31,	Interest Rate as of	Maturity
Purpose	Borrower(s)	Capacity	2022	2021	September 30, 2022	Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$1,758	$1,758	$22,443	15.00%	—	(2)
Senior debt
Revolving line of credit	Opportunity Funding SPE III, LLC	$175,000	$127,159	$119,000	LIBOR plus 6.00%	January 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche A)	75,000	37,500	45,900	SOFR plus 7.36%	June 2025
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche B)	125,000	84,750	—	SOFR plus 6.75%	June 2025
Revolving line of credit	Opportunity Funding SPE VI, LLC	—	—	30,600	LIBOR plus 7.25%	April 2023
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	45,000	—	7,500	SOFR plus 0.11% plus 3.85%	February 2024
Revolving line of credit	Gray Rock SPV, LLC	75,000	40,055	—	SOFR plus 7.25%	April 2025
Total revolving lines of credit		495,000	289,464	203,000
Term loan, net	OppFi-LLC	50,000	48,905	48,578	LIBOR plus 10.00%	March 2025
Total senior debt		$545,000	$338,369	$251,578

Financed insurance premium	OppFi-LLC	$84	$84	$—	4.59%	December 2022
Financed insurance premium	OppFi-LLC	2,424	2,424	—	7.07%	July 2023
Note payable		$2,508	$2,508	$—

(1) For a detailed discussion on financing arrangements refer to Part I, Note 7 of this Quarterly Report on Form 10-Q.

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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective and provide reasonable assurance (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 6, 2022, OppFi announced that its Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $20.0 million in the aggregate of shares of its Class A common stock, par value $0.0001 per share (“Class A Common Stock”). Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate OppFi to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that OppFi repurchases under the Repurchase Program, OppFi-LLC will redeem one Class A common unit of OppFi-LLC held by OppFi, decreasing the percentage ownership of OppFi-LLC by OppFi and relatively increasing the ownership by the Members. The Repurchase Program will expire in December 2023. During the three months ended September 30, 2022, OppFi repurchased 88,262 shares of its Class A Common Stock.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1 - July 31, 2022	88,262	$3.46	88,262	$17,550,000
August 1 - August 31, 2022	—	—	—	17,550,000
September 1 - September 30, 2022	—	—	—	17,550,000
Total	88,262	$3.46	88,262	$17,550,000

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
On November 7, 2022, Mr. Jared Kaplan notified the Company of his decision to resign as a member of the board of directors of the Company, effective on such date. Mr. Kaplan’s resignation is not because of any disagreement between the Company and Mr. Kaplan, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies, or practices.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1*†
Amendment No. 6 to Amended and Restated Revolving Credit Agreement, dated August 15, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, OppFi Management Holdings, LLC, Opportunity Financial Card Company, LLC, the Lenders party thereto, and Ares Agent Services, L.P.

10.2*†+
Amendment No. 8 to Revolving Credit Agreement, dated September 1, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, SalaryTap, LLC, SalaryTap Funding SPE, LLC, the other parties thereto and BMO Harris Bank N.A.

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

Date: November 9, 2022	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)