Form 10-Q/A
period 2021-09-30
OppFi Inc.
filed 2023-03-22
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q/A
Amendment No. 2
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 15, 2021, there were 13,464,542 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 96,500,241 shares of Class V common stock, par value $0.0001 per share, issued and outstanding.

Explanatory Note

OppFi Inc. (the “Company,” “OppFi,” “we,” “our,” or “us”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment No. 2”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Report”), as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on November 16, 2021. This Amendment No. 2 is being filed to restate certain information presented in the Original Report.

Background of Restatement

Subsequent to the filing of the Original Report, management of the Company re-evaluated its accounting for equity units of the Company's less-than-wholly owned subsidiary, Opportunity Financial, LLC (the "OppFi Units"), that may be exchanged for shares of the Company's Class A common stock. As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, the Company determined that it misapplied the guidance prescribed by Financial Accounting Standards Board Accounting Standards Codification 260-10-55-20(b) (“ASC 260”) when calculating diluted earnings per share. The Company has concluded that diluted earnings per share should be calculated using the lower of the treasury stock method or the if-converted method as prescribed by U.S. Generally Accepted Accounting Principles (“GAAP”).

On December 6, 2022, the Audit Committee of the Board of Directors of the Company, after discussion with the Company’s management, concluded that the previously issued consolidated financial statements as of and for the quarterly period ended September 30, 2021 filed with the Original Report should be restated to address the misapplication of ASC 260 when calculating diluted earnings per share. In this Amendment No. 2, the Company has restated its diluted earnings per share by including the OppFi Units in the denominator of the Company’s diluted earnings per share calculation utilizing the if-converted method, which represents a correction of the Company’s previous misapplication of the guidance by previously applying the treasury stock method. The corrections only impact the calculation and presentation of diluted earnings per share, the related weighted average common shares outstanding and the related disclosures.

Internal Control Considerations

In connection with the restatement, management of the Company concluded that the Company had a material weakness in its internal control over financial reporting as of September 30, 2021 due to a misapplication of accounting guidance in connection with the Company's calculations of diluted earnings per share. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal controls over financial reporting, and the material weakness identified, refer to Controls and Procedures in Part I, Item 4.

Items Amended in this Amendment

This Amendment No. 2 sets forth the Original Report, as modified and superseded where necessary to reflect the restatement and the related internal control considerations relating to the restatement. Accordingly, the following items included in the Original Report have been amended:

•Part I, Item 1, Financial Statements and Supplementary Data
•Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4, Controls and Procedures
•Part II, Item 1.A, Risk Factors
•Part II, Item 6, Exhibits and Financial Statement Schedules

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 2 currently dated certifications from its Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment No. 2 does not amend, update or change any other disclosures in the Original Report. In addition, the information contained in this Amendment No. 2 does not reflect events occurring after the Original Report and does not modify or update the disclosures therein, except as expressly described herein. This Amendment No. 2 should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Report.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q/A includes “forward-looking statements” within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

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

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Interest and loan related income, net	$91,448	$62,493	$253,581	$198,187
Other income	529	266	1,029	506
	91,977	62,759	254,610	198,693
Provision for credit losses on finance receivables	(143)	(16,303)	(181)	(56,136)
Provision for repurchase liability	—	(1,577)	—	(6,619)
Change in fair value of finance receivables	(18,940)	—	(52,635)	—
Net revenue	72,894	44,879	201,794	135,938
Expenses:
Salaries and employee benefits	17,326	8,933	46,292	25,947
Direct marketing costs	15,580	2,170	34,502	5,446
Interest expense and amortized debt issuance costs	6,414	4,512	17,270	16,161
Interest expense - related party	—	141	137	420
Professional fees	9,511	1,875	15,391	3,979
Depreciation and amortization	2,712	1,799	7,289	4,775
Technology costs	2,696	1,954	7,265	5,646
Payment processing fees	2,001	1,082	5,313	2,828
Occupancy	1,006	841	2,765	2,262
Management fees - related party	—	280	350	280
General, administrative and other	4,136	1,950	11,337	6,836
Total expenses	61,382	25,537	147,911	74,580
Income from operations	11,512	19,342	53,883	61,358
Other income:
Gain on forgiveness of Paycheck Protection Program loan	6,444	—	6,444	—
Change in fair value of warrant liability	13,139	—	13,139	—
Income before income taxes	31,095	19,342	73,466	61,358
Provision for income taxes	703	—	703	—
Net income	30,392	$19,342	72,763	$61,358
Less: net income attributable to noncontrolling interest	16,267		58,638
Net income attributable to OppFi Inc.	$14,125		$14,125

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$1.06	$—	$1.08	$—
Diluted (as restated)	$0.29	$—	$0.29	$—
Weighted average common shares outstanding:
Basic	13,363,996	—	13,107,874	—
Diluted (as restated)	84,464,783	—	84,464,783	—

Pro forma:
Pro forma income tax expense (unaudited)		$561		$1,779
Pro forma net income (unaudited)		$18,781		$59,579

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2.     Restatement of Previously Issued Consolidated Financial Statements

Management of the Company re-evaluated its accounting for the OppFi Units, that may be exchanged for the Company's Class A common stock. The Company determined that it misapplied the guidance prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10-55-20(b) when calculating diluted earnings per share. The Company has concluded that diluted earnings per share should be calculated using the lower of the treasury stock method or the if-converted method as prescribed by U.S. Generally Accepted Accounting Principles (“GAAP”).

The following tables present the impact of the adjustments on the Company’s previous presentation of diluted earnings per share and the related weighted average common shares outstanding for the period presented:

	Three Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
Numerator:
Net income	$30,392	$—	$30,392
Net income attributable to noncontrolling interest	16,267	—	16,267
Net income available to Class A common stockholders - Basic	14,125	—	14,125
Dilutive effect of warrants on net income to Class A common stockholders	—	—	—
Net income attributable to noncontrolling interest	—	13,668	13,668
Income tax provision	—	(3,308)	(3,308)
Net income available to Class A common stockholders - Diluted	$14,125	$10,360	$24,485

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
Numerator:
Net income	$72,763	$—	$72,763
Net income attributable to noncontrolling interest	58,638	—	58,638
Net income available to Class A common stockholders - Basic	14,125	—	14,125
Dilutive effect of warrants on net income to Class A common stockholders	—	—	—
Net income attributable to noncontrolling interest	—	13,668	13,668
Income tax provision	—	(3,308)	(3,308)
Net income available to Class A common stockholders - Diluted	$14,125	$10,360	$24,485

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
Earnings per common share:
Diluted	$1.06	$0.77	$0.29

Weighted average common shares outstanding:
Diluted	13,363,996	71,100,787	84,464,783

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
Earnings per common share:
Diluted	$1.08	$0.79	$0.29

Weighted average common shares outstanding:
Diluted	13,107,874	71,356,909	84,464,783

Note 3. Significant Accounting Policies

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Earnings per share: Basic earnings per share available to common stockholders is calculated by dividing the net income attributable to OppFi by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share available to common stockholders is computed using the more dilutive of a) the treasury stock method, which gives effect to potentially dilutive common stock equivalents of OppFi outstanding during the period, or b) the if-converted method, which gives effect to both the potentially dilutive common stock equivalents outstanding during the period as well as an assumed full exchange of OppFi-LLC Units into Class A common shares of OppFi as of the beginning of the period. The if-converted method would also give effect to conversion of the Earnout Units in periods they would be deemed to vest. For the if-converted method, earnings is also adjusted to reflect all income of OppFi-LLC inuring to the benefit of OppFi and taxed accordingly. In periods in which the Company reports a net loss available attributable to OppFi, diluted earnings per share available to common stockholders would be the same as basic earnings per share available to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Note 4. Business Combination
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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Note 5. Finance Receivables

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

Note 6. Property, Equipment and Software, Net

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

As of September 30, 2021, there was no unrecognized compensation expense. As of December 31, 2020, unrecognized compensation expense was $386 thousand.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Note 13. Interest Expense and Amortized Debt Issuance Costs

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

Note 17. Retirement Plan

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

Note 18.     Earnings Per Share

Prior to the reverse recapitalization in connection with the Closing (“Reverse Recapitalization”), all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated as net income prior to the Business Combination was attributable entirely to OppFi-LLC.

The following table sets forth the computation of basic and diluted (as restated) earnings per share for the three and nine months ended September 30, 2021 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Numerator:
Net income	$30,392	$72,763
Net income attributable to noncontrolling interest	16,267	58,638
Net income available to Class A common stockholders - Basic	14,125	14,125
Net income attributable to noncontrolling interest	13,668	13,668
Income tax provision	(3,308)	(3,308)
Dilutive effect of warrants on net income to Class A common stockholders	—	—
Net income available to Class A common stockholders - Diluted	$24,485	$24,485
Denominator:
Weighted average Class A common stock outstanding - Basic	13,363,996	13,107,874
Effect of dilutive securities:
Stock options	—	—
Warrants	—	—
Retained OppFi Units	71,100,787	71,356,909
Dilutive potential common shares	71,100,787	71,356,909
Weighted average units outstanding - diluted	84,464,783	84,464,783
Earnings per share:
Basic EPS	$1.06	$1.08
Diluted EPS	$0.29	$0.29

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three and nine months ended September 30, 2021:

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Public Warrants	11,887,500	11,887,500
Private Unit Warrants	231,250	231,250
$11.50 Exercise Price Warrants	2,248,750	2,248,750
$15 Exercise Price Warrants	912,500	912,500
Underwriter Warrants	59,437	59,437
Stock Options	5,600,000	5,600,000
Noncontrolling interest - Earnout Units	25,500,000	25,500,000
Potential common stock	46,439,437	46,439,437

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

HIGHLIGHTS

Our financial results as of and for the three months ended September 30, 2021 are summarized below:

•Basic and diluted(1) earnings per share (“EPS”) of $1.06 and $0.29, respectively, for the third quarter of 2021 and $1.08 and $0.29, respectively for the first nine months of 2021;
•Adjusted basic and diluted EPS(2) of $0.21 for the third quarter of 2021 and $0.64 for the first nine months of 2021;
•Net originations increased 25% to $164.5 million from $131.2 million for the three months ended September 30, 2021 and 2020, respectively;
•Ending receivables increased 22% to $293.3 million from $240.3 million as of September 30, 2021 and 2020, respectively;

•Total revenue increased 47% to $92.0 million from $62.8 million for the three months ended September 30, 2021 and 2020, respectively;
•Adjusted revenue(2) increased 25% to $92.0 million from $73.6 million for the three months ended September 30, 2021 and 2020, respectively;
•Net income was $30.4 million and $72.8 million for the three and nine months ended September 30, 2021, respectively; and
•Adjusted net income(2) was $17.4 million and $54.4 million for the three and nine months ended September 30, 2021, respectively.

(1) See Note 2 of the Notes to Consolidated Financial Statements in item 1 for discussion regarding the impact of the restatement .
(2) Adjusted Basic and Diluted EPS, Adjusted Revenue and Adjusted Net Income are non-GAAP financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measures, see “Non-GAAP Financial Measures” below.
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

	Three Months Ended September 30,		Change
	2021	2020	$	%
Interest and loan related income, gross (a)	$91,448	$73,311	$18,137	24.7%
Other income	529	266	263	98.9
Interest, loan related, and other income	91,977	73,577	18,400	25.0
Amortization of loan origination costs	—	(10,818)	10,818	—
Total revenue	91,977	62,759	29,218	46.6
Total provision	(143)	(17,880)	17,737	99.2
Change in fair value of finance receivables	(18,940)	—	(18,940)	—
Net revenue	72,894	44,879	28,015	62.4
Expenses	61,382	25,537	35,845	140.4
Income from operations	11,512	19,342	(7,830)	(40.5)
Gain of loan forgiveness of Paycheck Protection Program loan	6,444	—	6,444	—
Change in fair value of warrant liability	13,139	—	13,139	—
Income before income taxes	31,095	19,342	11,753	60.8
Provision for income taxes	703	—	703	—
Net income	30,392	$19,342	$11,050	57.1%
Less: net income attributable to noncontrolling interest	16,267
Net income attributable to OppFi Inc.	$14,125

Earnings per share attributable to OppFi Inc.: (b)
Earnings per common share:
Basic	$1.06	$—
Diluted (c)	$0.29	$—
Weighted average common shares outstanding:
Basic	13,363,996	—
Diluted (c)	84,464,783	—

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
(c) See Note 2 of the Notes to Consolidated Financial Statements in Item 1 for discussion regarding the impact of the restatement.

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

Comparison of the nine months ended September 30, 2021 and 2020

The following unaudited table presents our consolidated results of operations for the nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Interest and loan related income, gross (a)	$253,581	$235,651	$17,930	7.6%
Other income	1,029	506	523	103.4
Interest, loan related, and other income	254,610	236,157	18,453	7.8
Amortization of loan origination costs	—	(37,464)	37,464	—
Total revenue	254,610	198,693	55,917	28.1
Total provision	(181)	(62,755)	62,574	99.7
Change in fair value of finance receivables	(52,635)	—	(52,635)	—
Net revenue	201,794	135,938	65,856	48.4
Expenses	147,911	74,580	73,331	98.3
Income from operations	53,883	61,358	(7,475)	(12.2)
Gain of loan forgiveness of Paycheck Protection Program loan	6,444	—	6,444	—
Change in fair value of warrant liability	13,139	—	13,139	—
Income before income taxes	73,466	61,358	12,108	19.7
Provision for income taxes	703	—	703	—
Net income	72,763	$61,358	$11,405	18.6%
Less: net income attributable to noncontrolling interest	58,638
Net income attributable to OppFi Inc.	$14,125

Earnings per share attributable to OppFi Inc.: (b)
Earnings per common share:
Basic	$1.08	$—
Diluted	$0.29	$—
Weighted average common shares outstanding:
Basic	13,107,874	—
Diluted	84,464,783	—

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

	Three Months Ended September 30,		Variance
(in thousands, except per share data, unaudited)	2021	2020	~~%~~
Net income	$30,392	$19,342	57.1%
Provision for income taxes	703	—	—
FV adjustments	—	5,713	—
Debt amortization	572	474	20.7
Other addback and one-time expense(a)	(8,825)	450	(2061.1)
Adjusted EBT	22,842	25,979	(12.1)
Less: pro forma taxes(b)	(5,480)	(6,495)	(15.6)
Adjusted net income	17,362	19,484	(10.9)
Pro forma taxes(b)	5,480	6,495	(15.6)
Depreciation and amortization	2,712	1,799	50.8
Interest expense	5,841	4,180	39.7
Business (non-income) taxes	383	444	(13.7)
Net gain/loss on sale of asset	1	—	—
Adjusted EBITDA	$31,779	$32,402	(1.9)%

Adjusted basic and diluted EPS: (c)	$0.21	$—
Weighted average adjusted basic shares:	84,464,783	—

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

	Nine months ended September 30, 2021		Variance
(in thousands, except per share data, unaudited)	2021	2020	~~%~~
Net income	$72,763	$61,358	18.6%
Provision for income taxes	703	—	—
FV adjustments	—	(18,096)	—
Debt amortization	1,735	1,451	19.6
Other addback and one-time expense(a)	(2,923)	726	(502.6)
Adjusted EBT	72,278	45,439	59.1
Less: pro forma taxes(b)	(17,839)	(11,360)	57.0
Adjusted net income	54,439	34,079	59.7
Pro forma taxes(b)	17,839	11,360	57.0
Depreciation and amortization	7,289	4,775	52.6
Interest expense	15,671	15,131	3.6
Business (non-income) taxes	1,175	1,100	6.8
Net gain/loss on sale of asset	5	—	—
Adjusted EBITDA	$96,418	$66,445	45.1%

Adjusted basic and diluted EPS: (c)	$0.64	$—
Weighted average adjusted basic shares:	84,464,783	—

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
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021 (the “Evaluation Date”). Based upon its original evaluations, as previously disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 15, 2021, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and provided reasonable assurance as of Evaluation Date (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. As a result of the material weakness identified in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer have updated their evaluation and have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness in the Company’s internal control over financial reporting described below.

Notwithstanding the material weakness in the Company’s internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s consolidated financial statements as restated in this Amendment No. 2 present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with GAAP.

Material Weakness in Internal Control Over Financial Reporting

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in the Explanatory Note to this Amendment No. 2 and Note 2, Restatement of Previously Issued Consolidated Financial Statements, of the Notes to Consolidated Financial Statements in Item 1, management of the Company re-evaluated its accounting for OppFi Units that may be exchanged for the Company's Class A common stock. As previously disclosed, the Company determined that it misapplied the guidance prescribed by FASB ASC 260-10-55-20(b) when calculating diluted earnings per share. The Company has concluded that diluted earnings per share should be calculated using the lower of the treasury stock method or the if-converted method as prescribed by GAAP. The Company has also concluded the errors in calculating diluted earnings per share were the result of deficiency in the design of the Company’s internal control over financial reporting over the accounting for diluted earnings per share. The Company determined that the deficiency noted above constitute a material weakness. Management has subsequently identified a deficiency in controls related to the design of its control to contemplate all the relevant authoritative accounting guidance when considering securities of a subsidiary that are convertible into its parent entity’s common stock in the calculation of earnings per share and has further concluded such deficiency represented a material weakness.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management of the Company is in the process of implementing its remediation plan, which includes steps to design and implement new controls as well as expand training related to the accounting considerations for complex financing transactions. The Company will consider the material weakness remediated after the applicable controls operate for a sufficient period of time and are tested. We can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future.

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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See the “Legal contingencies” section of Note 15 of the notes to our consolidated financial statements (unaudited) of Part I, “Item 1 Financial Statements.”
ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors disclosed in our Registration Statement on Form S-1 (File No. 333-25869), as amended, originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2021 (the “Registration Statement”), except as set forth herein.

If we fail to establish and maintain proper and effective internal control over financial reporting as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Class A Common Stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act the report by management on internal control over financial reporting will be on OppFi’s financial reporting and internal controls (as accounting acquirer). However, as an emerging growth company, an attestation of an independent registered public accounting firm will initially not be required. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our legacy information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement governing our Warrants. Following the issuance of the SEC statement, on April 22, 2021, FGNA concluded that it was appropriate to restate its previously issued audited financial statements as of and for the period ended December 31, 2020, and as part of such process, FGNA identified a material weakness in its internal control over financial reporting. As the accounting acquirer in the Business Combination, we inherited this material weakness and the Warrants. FGNA reevaluated the accounting treatment of the Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on FGNA’s unaudited condensed consolidated balance sheet as of June 30, 2021 and consolidated balance sheet as of December 31, 2020 included in this prospectus are derivative liabilities related to embedded features contained within the Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on the Warrants each reporting period and that the amount of such gains or losses could be material.

As a result of the material weakness, the restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this prospectus, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

In addition, on December 6, 2022, we concluded that our previously issued unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2021 included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 should be restated. As a result of this restatement and the error that resulted in this restatement, we are subject to additional risks and uncertainties, including potential litigation and loss of investor confidence.

In connection with this restatement, we identified a material weakness in our internal control over financial reporting, and management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2021. For further discussion of the material weakness, please see Item 4 of this report, “Controls and Procedures.”

We have undertaken remediation efforts designed to address these material weaknesses. If we are unsuccessful in remediating our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, investors may lose confidence in our financial reporting and the accuracy and timing of our financial reporting and disclosures and our business, reputation, results of operations, liquidity, financial condition, ability to access the capital markets, perceptions of our creditworthiness, and ability to complete acquisitions could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws and stock market listing requirements regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; we may suffer defaults or accelerations under our debt instruments to the extent we are unable to obtain any required waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline. We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness identified in our financial reporting, the restatement of certain of our financial statements, the change in accounting for our diluted earnings per share, and other matters, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement of our financial statements, material weaknesses in our internal control over financial reporting, and the preparation of our financial statements. As of the date of this Amendment No. 2, we have no knowledge of any such litigation or dispute resulting from the material weakness in our internal control over financial reporting. However, we can provide no assurance that litigation or disputes will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
† Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item (601)(b)(10).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 21, 2023	OppFi Inc.

	By:	/s/ Pamela D. Johnson
	Name:	Pamela D. Johnson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)