Form 10-K/A
period 2021-12-31
OppFi Inc.
filed 2023-03-22
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-K/A

Amendment No. 2
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

Explanatory Note

OppFi Inc. (the “Company,” “OppFi,” “we,” “our,” or “us”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment No. 2”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2022 (the “Original Report”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on May 2, 2022. This Amendment No. 2 is being filed to restate certain information presented in the Original Report.

Background of Restatement

Subsequent to the filing of the Original Report, management of the Company re-evaluated its accounting for equity units of the Company's less-than-wholly owned subsidiary, Opportunity Financial, LLC (the "OppFi Units"), that may be exchanged for the shares of the Company's Class A common stock. As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, the Company determined that it misapplied the guidance prescribed by Financial Accounting Standards Board Accounting Standards Codification 260-10-55-20(b) (“ASC 260”) when calculating diluted earnings per share. The Company has concluded that diluted earnings per share should be calculated using the lower of the treasury stock method or the if-converted method as prescribed by U.S. Generally Accepted Accounting Principles (“GAAP”).

On December 6, 2022, the Audit Committee of the Board of Directors of the Company, after discussion with the Company’s management, concluded that the previously issued consolidated financial statements as of and for the year ended December 31, 2021 filed with the Original Report should be restated to address the misapplication of ASC 260 when calculating diluted earnings per share. In this Amendment No. 2, the Company has restated its diluted earnings per share by including the OppFi Units in the denominator of the Company’s diluted earnings per share calculation utilizing the if-converted method, which represents a correction of the Company’s previous misapplication of the guidance by previously applying the treasury stock method. The corrections only impact the calculation and presentation of diluted earnings per share, the related weighted average common shares outstanding and the related disclosures.

Internal Control Considerations

In connection with the restatement, management of the Company concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2021 due to a misapplication of accounting guidance in connection with the Company's calculations of diluted earnings per share. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, refer to Controls and Procedures in Part II, Item 9A.

Items Amended in this Amendment

This Amendment No. 2 sets forth the Original Report, as modified and superseded where necessary to reflect both Amendment No. 1 (which only added certain information required by Items 10-14 of Part III of Form 10-K) and the restatement and the related internal control considerations relating to the restatement. Accordingly, the following items included in the Original Report have been amended:

•Part I, Item 1.A, Risk Factors
•Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8, Financial Statements and Supplementary Data
•Part II, Item 9A, Controls and Procedures
•Part IV, Item 15, Exhibits and Financial Statement Schedules

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 2 currently dated certifications from its Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment No. 2 does not amend, update or change any other disclosures in the Original Report as amended by Amendment No. 1. In addition, the information contained in this Amendment No. 2 does not reflect events occurring after the Original Report and does not modify or update the disclosures therein, except as expressly described herein. This Amendment No. 2 should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Report.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K/A includes “forward-looking statements” within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

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
Except for certain updates regarding the material weakness identified in our financial reporting, the restatement of our financial statements, and the change in accounting for our diluted earnings per share, this Item 1A. Risk Factors section in this Annual Report on Form 10-K/A has not been updated to reflect developments occurring subsequent to the Company’s Original Report, filed with the SEC on March 11, 2022, and as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on May 2, 2022.
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
We have identified a material weakness in our internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could impair our ability to produce accurate and timely financial statements, investors may lose confidence in our financial reporting and the trading price of our securities may decline.
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
In addition, on December 6, 2022, we concluded that our (i) previously issued audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Original Report, (ii) previously issued unaudited consolidated financial statements as of and for the three months ended March 31, 2022 included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 and (iii) previously issued unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2021 included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (collectively, the “Prior Financial Statements”), should be restated. As a result of these restatements and the errors that resulted in these restatements, we are subject to additional risks and uncertainties, including potential litigation and loss of investor confidence.
In connection with this restatement of the Prior Financial Statements, we identified a material weakness in our internal control over financial reporting, and management concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2021. For further discussion of the material weakness, please see Item 9A of this report, “Controls and Procedures.”
We have undertaken remediation efforts designed to address this material weakness. If we are unsuccessful in remediating our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, investors may lose confidence in our financial reporting and the accuracy and timing of our financial reporting and disclosures and our business, reputation, results of operations, liquidity, financial condition, ability to access the capital markets, perceptions of our creditworthiness, and ability to complete acquisitions could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws and stock market listing requirements regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; we may suffer defaults or accelerations under our debt instruments to the extent we are unable to obtain any required waivers from the required creditors or counterparties or are unable to cure any breaches; and our stock price may decline.
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
Currently, approximately 11.4 million Retained OppFi Units (“Initial Shares”) may be exchanged for shares of our Class A Common Stock by the Members pursuant to the Members’ Exchange Rights, and may be sold without any contractual restriction by the Members. Pursuant to the lock-up restrictions agreed to in connection with the Investor Rights Agreement, beginning on the nine month anniversary of the Closing (unless earlier waived by the Company in its capacity as the sole manager of OppFi-LLC), or with respect to the Earnout Units, on such later date the Earnout Units are earned in accordance with the Business Combination Agreement, all of the Retained OppFi-LLC Units held by the Members may be exchanged, upon the exercise of such Members’ Exchange Rights, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the OppFi-LLC A&R LLCA. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Initial Shares and the Earnout Units), the Members will own 87.6% of our Class A Common Stock.
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
We are a holding company and have no material assets other than our ownership of the OppFi Units. We are not expected to have independent means of generating revenue or cash flow, and our ability to pay our taxes, operating expenses, and pay any dividends in the future, if any, will be dependent upon the financial results and cash flows of OppFi-LLC. There can be no assurance that OppFi-LLC will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under debt instruments, will permit such distributions. If OppFi-LLC does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. In the event that we are required to borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.
OppFi-LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity- level U.S. federal income tax. Instead, taxable income will be allocated, for U.S. federal income tax purposes, to the holders of OppFi Units. Accordingly, we are required to pay U.S. federal income taxes on our allocable share of the net taxable income of OppFi-LLC. Under the terms of the OppFi-LLC A&R LLCA, OppFi-LLC is obligated to make tax distributions to holders of OppFi Units (including us) calculated at certain assumed rates. In addition to tax expenses, we will also incur expenses related to our operations, including our payment obligations under the Tax Receivable Agreement, which could be significant and some of which will be reimbursed by OppFi-LLC (excluding payment obligations under the Tax Receivable Agreement). We intend to cause OppFi-LLC to make ordinary distributions and tax distributions to the holders of OppFi Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments under the Tax Receivable Agreement and dividends, if any, declared by us. However, as discussed below, OppFi-LLC’s ability to make such distributions may be subject to various limitations and restrictions, including, but not limited to, retention of amounts necessary to satisfy the obligations of OppFi-LLC and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in OppFi-LLC’s debt agreements, or any applicable law, or that would have the effect of rendering OppFi-LLC insolvent. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid, provided, however, that nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the Tax Receivable Agreement, which could be substantial.
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
We anticipate that the distributions we receive from OppFi-LLC may, in certain periods, exceed our actual liabilities and our obligations to make payments under the Tax Receivable Agreement. The Board, in its sole discretion (and in compliance with our credit facilities), will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on our Class A Common Stock. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. We may, if necessary, undertake ameliorative actions, which may include pro rata or non-pro rata reclassifications, combinations, subdivisions or adjustments of outstanding OppFi Units, to maintain one-for-one parity between OppFi Units held by us and shares of our Class A Common Stock.
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
In connection with the Business Combination, the Members were deemed for U.S. federal (and applicable state and local) income tax purposes to have sold to us OppFi Units and may in the future exchange their OppFi Units, together with the cancelation of an equal number of shares of Class V Voting Stock, for shares of our Class A Common Stock (or cash) pursuant to the OppFi-LLC A&R LLCA, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. These sales and exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of OppFi-LLC. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions allocable to us and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such sales and exchanges never occurred.
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

ITEM 3.    LEGAL PROCEEDINGS
See “Legal contingencies” of Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholders
The Company’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “OPFI.” As of April 28, 2022, there were 25 stockholders of record of our Class A Common Stock and 1 stockholder of record of our Class V Voting Stock. In addition to holders of record of our Class A Common Stock, we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock is held of record by banks, brokers, and other financial institutions.

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

HIGHLIGHTS

Our financial results as of and for the year ended December 31, 2021 are summarized below:
•Basic and diluted(1) earnings per share (“EPS”) of $1.93 and $0.48, respectively, for the year ended December 31, 2021;
•Adjusted basic and diluted EPS(2) of $0.78 for the year ended December 31, 2021;
•Net originations increased 23% to $595.1 million from $483.4 million for the years ended December 31, 2021 and 2020, respectively;
•Ending receivables increased 22% to $337.5 million from $275.7 million as of December 31, 2021 and 2020, respectively;
•Total revenue increased 20% to $350.6 million from $291.0 million for the years ended December 31, 2021 and 2020, respectively;
•Adjusted revenue(2) increased 9 % to $350.6 million from $323.0 million for the years ended December 31, 2021 and 2020, respectively;
•Net income increased 16% to $89.8 million from $77.5 million for the years ended December 31, 2021 and 2020 respectively; and
•Adjusted net income(2) increased 19% to $65.8 million from $55.2 million for the years ended December 31, 2021 and 2020, respectively.

(1) See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for discussion regarding the impact of the restatement.
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

	Year Ended December 31,		Change
	2021	2020	$	%
Interest and loan related income, gross (a)	$349,029	$322,165	$26,864	8.3%
Other income	1,539	789	750	95.1
Interest, loan related, and other income	350,568	322,954	27,614	8.6
Amortization of loan origination costs	—	(31,940)	31,940	(100.0)
Total revenue	350,568	291,014	59,554	20.5
Total provision	(929)	(90,787)	89,858	(99.0)
Change in fair value of finance receivables	(85,960)	—	(85,960)	—
Net revenue	263,679	200,227	63,452	31.7
Expenses	206,422	122,711	83,711	68.2
Income from operations	57,257	77,516	(20,259)	(26.1)
Gain on forgiveness of Paycheck Protection Program loan	6,444	—	6,444	—
Change in fair value of warrant liability	26,405	—	26,405	—
Income before income taxes	90,106	77,516	12,590	16.2
Provision for income taxes	(311)	—	(311)	—
Net income	89,795	$77,516	$12,279	15.8%
Less: net income attributable to noncontrolling interest	64,241
Net income attributable to OppFi Inc.	$25,554

Earnings per share attributable to OppFi Inc.: (b)
Earnings per common share:
Basic	$1.93	$—
Diluted (c)	$0.48	$—
Weighted average common shares outstanding:
Basic	13,218,119	—
Diluted (c)	84,474,039	—

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
(c) See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for discussion regarding the impact of the restatement.

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

Restatement
As discussed in Note 2 to the financial statements, the 2021 financial statements have been restated to correct a misstatement in diluted earnings per share.

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

Emphasis of Matter
As discussed in Notes 3 and 5 to the financial statements, the Company adopted ASU 2016-13 effective January 1, 2021 and elected the fair value option to account for installment finance receivables in conjunction with its adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326).

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Raleigh, North Carolina
March 11, 2022, except for Note 2 and Note 19 relating to diluted earnings per share as to which the date is March 21, 2023

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
Commitments and contingencies (Note 16)
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

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Interest and loan related income, net	$349,029	$290,225	$228,198
Other income	1,539	789	924
	350,568	291,014	229,122
Provision for credit losses on finance receivables	(929)	(81,619)	(99,389)
Provision for repurchase liability	—	(9,168)	(14,865)
Change in fair value of finance receivables	(85,960)	—	—
Net revenue	263,679	200,227	114,868
Expenses:
Salaries and employee benefits	65,049	44,196	23,680
Direct marketing costs	52,462	18,643	11,345
Interest expense and amortized debt issuance costs	24,119	20,667	21,876
Interest expense - related party	137	561	560
Professional fees	18,838	6,569	2,862
Depreciation and amortization	10,282	6,732	4,281
Technology costs	10,064	7,623	4,579
Payment processing fees	7,480	4,123	2,674
Occupancy	3,781	3,091	2,139
Management fees - related party	350	700	—
General, administrative and other	13,860	9,806	7,877
Total expenses	206,422	122,711	81,873
Income from operations	57,257	77,516	32,995
Other income:
Gain on forgiveness of Paycheck Protection Program loan	6,444	—	—
Change in fair value of warrant liability	26,405	—	—
Income before income taxes	90,106	77,516	32,995
Provision for income taxes	311	—	—
Net income	89,795	$77,516	$32,995
Less: net income attributable to noncontrolling interest	64,241
Net income attributable to OppFi Inc.	$25,554

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$1.93	$—	$—
Diluted (as restated)	$0.48	$—	$—
Weighted average common shares outstanding:
Basic	13,218,119	—	—
Diluted (as restated)	84,474,039	—	—

Pro forma:
Pro forma income tax expense (unaudited)		$2,304	$981
Pro forma net income (unaudited)		$75,212	$32,014

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

Note 2.     Restatement of Previously Issued Consolidated Financial Statements

Management of the Company re-evaluated its accounting for the OppFi Units that may be exchanged for the Company's Class A common stock. The Company determined that it misapplied the guidance prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10-55-20(b) when calculating diluted earnings per share. The Company has concluded that diluted earnings per share should be calculated using the lower of the treasury stock method or the if-converted method as prescribed by U.S. Generally Accepted Accounting Principles (“GAAP”).

The following tables present the impact of the adjustments on the Company’s previous presentation of diluted earnings per share and the related weighted average common shares outstanding for the period presented:

	Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Restated
Numerator:
Net income	$89,795	$—	$89,795
Net income attributable to noncontrolling interest	64,241	—	64,241
Net income available to Class A common stockholders - Basic	25,554	—	25,554
Dilutive effect of warrants on net income to Class A common stockholders	—	—	—
Net income attributable to noncontrolling interest	—	19,271	19,271
Income tax provision	—	(4,626)	(4,626)
Net income available to Class A common stockholders - Diluted	$25,554	$14,645	$40,199

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Year Ended December 31, 2021
	As Previously Reported	Adjustments	As Restated
Earnings per common share:
Diluted	$1.93	$1.45	$0.48

Weighted average common shares outstanding:
Diluted	13,227,049	71,246,990	84,474,039

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of OppFi Inc. and OppFi-LLC with its wholly-owned subsidiaries (collectively, the “OppFi Subsidiaries”) as of December 31, 2021. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented.

The Business Combination was accounted for as a reverse recapitalization in accordance with FASB ASC 805, Business Combinations. Under this method, FGNA was treated as the “acquired” company, and OppFi-LLC, as the accounting acquirer, was assumed to have issued equity for the net assets of FGNA, accompanied by a recapitalization.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Note 7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued payroll and benefits	$11,779	$9,987
Accrual for services rendered and goods purchased	10,631	5,478
Deferred rent	2,513	2,128
Other	4,672	5,192
Total	$29,595	$22,785

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8.    Borrowings

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

During 2018, the preferred return agreement was amended. Opportunity Funding SPE II, LLC sells a 97.5% interest of certain unsecured finance receivables to the unrelated third party. Per the revised agreement, the unrelated third party earns a preferred return of 15% and a performance fee after the preferred return has been satisfied. The initial agreement expired August 1, 2018 and was then extended for one year. The agreement provides for two consecutive options to renew the purchase period for eighteen months. The unrelated third party exercised the first option, which provides a $65.0 million purchase commitment by the unrelated third party. After satisfaction of the purchase commitment, the agreement provides for a third option for an additional $100.0 million purchase commitment.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Note 9.    Warrants

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Note 10. Stockholders’ Equity/Members’ Equity

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

Note 11.    Stock-Based Compensation

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2021, there was no unrecognized compensation expense related to profit unit interests. As of December 31, 2020, unrecognized compensation expense related to profit unit interests was $0.4 million.

Note 12. Income Taxes

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

Note 13. Interest and Loan Related Income, Net

The following table summarizes interest and loan related income, net, for the years ended December 31 (in thousands):

	2021	2020	2019
Interest and loan related income, gross	$349,029	$322,165	$267,166
Amortization of loan origination costs	—	(31,940)	(38,968)
Interest and loan related income, net	$349,029	$290,225	$228,198

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14. Interest Expense and Amortized Debt Issuance Costs

The following table summarizes interest expense and amortized debt issuance costs for the years ended December 31 (in thousands):

	2021	2020	2019
Interest expense	$21,809	$18,722	$20,091
Amortized debt issuance costs	2,310	1,945	1,785
Interest expense and amortized debt issuance costs	$24,119	$20,667	$21,876
Note 15. Fair Value Measurements

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Note 16. Commitments, Contingencies and Related Party Transactions

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Note 17.     Concentration of Credit Risk

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

Note 18. Retirement Plan

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

Note 19.     Earnings Per Share

Prior to the reverse recapitalization, all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated because net income prior to the Business Combination was attributable entirely to OppFi-LLC.

The following table sets forth the computation of basic and diluted (as restated) earnings per share for the year ended December 31, 2021 (in thousands, except share and per share data):

2021
Numerator:
Net income	$89,795
Net income attributable to noncontrolling interest	64,241
Net income available to Class A common stockholders - Basic	25,554
Dilutive effect of warrants on net income to Class A common stockholders	—
Net income attributable to noncontrolling interest	19,271
Income tax provision	(4,626)
Net income available to Class A common stockholders - Diluted	$40,199
Denominator:
Weighted average Class A common stock outstanding - Basic	13,218,119
Effect of dilutive securities:
Stock options	—
Restricted stock units	8,930
Warrants	—
Retained OppFi Units, excluding Earnout Units	71,246,990
Dilutive potential common shares	71,255,920
Weighted average units outstanding - diluted (as restated)	84,474,039
Earnings per share:
Basic EPS	$1.93
Diluted EPS (as restated)	$0.48

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the year ended December 31, 2021:

2021
Public Warrants	11,887,500
Private Unit Warrants	231,250
$11.50 Exercise Price Warrants	2,248,750
$15 Exercise Price Warrants	912,500
Underwriter Warrants	59,437
Stock Options	3,375,000
Restricted stock units	1,766,714
Performance stock units	78,907
Noncontrolling interest - Earnout Units	25,500,000
Potential common stock	46,060,058

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 20.     Subsequent Events

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

SUPPLEMENTARY DATA

The following table sets forth the computation of basic and diluted earnings per share for the quarter ended December 31, 2021 (in thousands, except share and per share data):

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Three Months Ended
December 31, 2021
Numerator:
Net income attributable to OppFi Inc.	$11,429
Net income available to Class A common stockholders - Basic	11,429
Dilutive effect of warrants on net income to Class A common stockholders	—
Net income attributable to noncontrolling interest	5,603
Income tax provision	(1,318)
Net income available to Class A common stockholders - Diluted	$15,714
Denominator:
Weighted average Class A common stock outstanding - Basic	13,545,261
Effect of dilutive securities:
Stock options	—
Restricted stock units	35,718
Performance stock units	—
Warrants	—
Employee stock purchase plan	—
Noncontrolling interest - Units	70,920,815
Dilutive potential common shares	70,956,533
Weighted average units outstanding - diluted (as restated)	84,501,795
Earnings per share:
Basic EPS	$0.85
Diluted EPS (as restated)	$0.19

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the quarter ended December 31, 2021 (in thousands, except share and per share data):

Three Months Ended
December 31, 2021
Public Warrants	11,887,500
Private Unit Warrants	231,250
$11.50 Exercise Price Warrants	2,248,750
$15 Exercise Price Warrants	912,500
Underwriter Warrants	59,437
Stock Options	3,375,000
Restricted stock units	1,766,714
Performance stock units	78,907
Noncontrolling interest - Earnout Units	25,500,000
Potential common stock	46,060,058

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
ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021 and December 31, 2021 (each, an “Evaluation Date”). Based upon its original evaluations, as previously disclosed in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 filed with the SEC on November 15, 2021, as amended, and Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 11, 2022, the Chief Executive Officer and Chief Financial Officer previously concluded that the Company’s disclosure controls and procedures were effective and provide reasonable assurance as of the applicable Evaluation Dates (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. As a result of the material weakness identified in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer have updated their evaluation and have concluded that the Company’s disclosure controls and procedures were not effective as of either September 30, 2021 or December 31, 2021 due to the material weakness in the Company’s internal control over financial reporting described below.

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

As discussed in the Explanatory Note to this Amendment No. 2 and Note 2, Restatement of Previously Issued Consolidated Financial Statements, of the Notes to Consolidated Financial Statements in Item 8, management of the Company re-evaluated its accounting for OppFi Units that may be exchanged for the Company's Class A common stock. As previously disclosed, the Company determined that it misapplied the guidance prescribed by FASB ASC 260-10-55-20(b) when calculating diluted earnings per share. The Company has concluded that diluted earnings per share should be calculated using the lower of the treasury stock method or the if-converted method as prescribed by GAAP. The Company has also concluded the errors in calculating diluted earnings per share were the result of deficiency in the design of the Company’s internal control over financial reporting over the accounting for diluted earnings per share. The Company determined that the deficiency noted above constitute a material weakness. Management has subsequently identified a deficiency in controls related to the design of its control to contemplate all the relevant authoritative accounting guidance when considering securities of a subsidiary that are convertible into its parent entity’s common stock in the calculation of earnings per share and has further concluded such deficiency represented a material weakness.

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

Changes in Internal Control Over Financial Reporting

Other than those items noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

21.1	Subsidiaries of OppFi Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K (File No. 001-39550) filed with the SEC on March 11, 2022).

23.1**	Consent of Independent Registered Public Accounting Firm, RSM US LLP

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
** Filed herewith.
++ Furnished herewith.

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