Form 10-Q/A
period 2022-03-31
OppFi Inc.
filed 2023-03-22
CIK 1818502

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

Explanatory Note

OppFi Inc. (the “Company,” “OppFi,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2022 (the “Original Report”). This Amendment No. 1 is being filed to restate certain information presented in the Original Report.

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

On December 6, 2022, the Audit Committee of the Board of Directors of the Company, after discussion with the Company’s management, concluded that the previously issued consolidated financial statements as of and for the quarterly period ended March 31, 2022 filed with the Original Report should be restated to address the misapplication of ASC 260 when calculating diluted earnings per share. In this Amendment No. 1, the Company has restated its diluted earnings per share by including the OppFi Units in the denominator of the Company’s diluted earnings per share calculation utilizing the if-converted method, which represents a correction of the Company’s previous misapplication of the guidance by previously applying the treasury stock method. The corrections only impact the calculation and presentation of diluted earnings per share, the related weighted average common shares outstanding and the related disclosures.

Internal Control Considerations

In connection with the restatement, management of the Company concluded that the Company had a material weakness in its internal control over financial reporting as of March 31, 2022 due to a misapplication of accounting guidance in connection with the Company's calculations of diluted earnings per share. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal controls over financial reporting, and the material weakness identified, refer to Controls and Procedures in Part I, Item 4.

Items Amended in this Amendment

This Amendment No. 1 sets forth the Original Report, as modified and superseded where necessary to reflect the restatement and the related internal control considerations relating to the restatement. Accordingly, the following items included in the Original Report have been amended:

•Part I, Item 1, Financial Statements and Supplementary Data
•Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4, Controls and Procedures
•Part II, Item 1.A, Risk Factors
•Part II, Item 6, Exhibits and Financial Statement Schedules

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its Chief Executive Officer and Chief Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Report. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Report and does not modify or update the disclosures therein, except as expressly described herein. This Amendment No. 1 should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Report.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q/A includes “forward-looking statements” within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q/A including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of COVID-19 on our business, the impact of stimulus or other government programs, whether we will be successful in obtaining declaratory relief against the Commissioner of the Department of Financial Protection and Innovation for the State of California; whether we will be subject to the Fair Access to Credit Act, a/k/a AB 539, whether our bank partners will continue to lend in California, whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California, the risk that the business combination disrupts current plans and operations, the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain our key employees, costs related to the business combination, changes in applicable laws or regulations, the possibility that we may be adversely affected by other economic, business, and/or competitive factors and other risks contained in the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 11, 2022, as amended by the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, filed with the U.S Securities and Exchange Commission on March 21, 2023. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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
Commitments and contingencies (Note 15)
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

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Interest and loan related income	$100,336	$84,103
Other income	374	154
	100,710	84,257
Change in fair value of finance receivables	(49,525)	(22,389)
Provision for credit losses on finance receivables	(457)	(7)
Net revenue	50,728	61,861
Expenses:
Salaries and employee benefits	16,833	14,272
Direct marketing costs	13,888	7,483
Interest expense and amortized debt issuance costs	7,448	4,471
Interest expense - related party	—	137
Depreciation and amortization	3,238	2,164
Technology costs	3,135	2,147
Professional fees	2,490	2,206
Payment processing fees	2,066	1,628
Occupancy	1,069	880
Management fees - related party	—	175
General, administrative and other	2,722	1,914
Total expenses	52,889	37,477
(Loss) income from operations	(2,161)	24,384
Other income:
Change in fair value of warrant liabilities	2,404	—
Income before income taxes	243	24,384
Provision for income taxes	540	—
Net (loss) income	(297)	$24,384
Net loss attributable to noncontrolling interest	(1,373)
Net income attributable to OppFi Inc.	$1,076

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.08	$—
Diluted (as restated)	$—	$—
Weighted average common shares outstanding:
Basic	13,581,828	—
Diluted (as restated)	84,473,957	—

Pro forma:
Pro forma income tax expense (unaudited)		$687
Pro forma net income (unaudited)		$23,697

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

Note 2.     Restatement of Previously Issued Consolidated Financial Statements

Management of the Company re-evaluated its accounting for the "OppFi Units", that may be exchanged for the Company's Class A common stock. The Company determined that it misapplied the guidance prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10-55-20(b) when calculating diluted earnings per share. The Company has concluded that diluted earnings per share should be calculated using the lower of the treasury stock method or the if-converted method as prescribed by U.S. Generally Accepted Accounting Principles (“GAAP”).

The following tables present the impact of the adjustments on the Company’s previous presentation of diluted earnings per share and the related weighted average common shares outstanding for the period presented:

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Restated
Numerator:
Net loss	$(297)	$—	$(297)
Net loss attributable to noncontrolling interest	(1,373)	—	(1,373)
Net income available to Class A common stockholders - Basic	1,076	—	1,076
Dilutive effect of warrants on net income to Class A common stockholders	—	—	—
Net loss attributable to noncontrolling interest	—	(1,373)	(1,373)
Income tax benefit	—	331	331
Net income (loss) available to Class A common stockholders - Diluted	$1,076	$(1,042)	$34

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustments	As Restated
Earnings per common share:
Diluted	$0.08	$0.08	$—

Weighted average common shares outstanding:
Diluted	13,635,483	70,838,474	84,473,957

Note 3. Significant Accounting Policies

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Note 7. Leases

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

Note 9.    Warrant Liabilities

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

Note 10. Stockholders’ Equity

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

Note 11.    Stock-Based Compensation

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

Profit unit interests: Prior to the Business Combination, OppFi-LLC issued profit unit interests, which were recapitalized as “OppFi Units” in connection with the adoption by the Members in accordance with the terms of the “OppFi A&R LLCA” immediately prior to the Closing.

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

Note 12. Income Taxes

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

Note 15. Commitments, Contingencies and Related Party Transactions

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

The following table sets forth the computation of basic and diluted (as restated) earnings per share for the three months ended March 31, 2022 (in thousands, except share and per share data):

Three Months Ended
March 31, 2022
Numerator:
Net loss	$(297)
Net loss attributable to noncontrolling interest	(1,373)
Net income available to Class A common stockholders - Basic	1,076
Dilutive effect of warrants on net income to Class A common stockholders	—
Net loss attributable to noncontrolling interest	(1,373)
Income tax benefit	331
Net income available to Class A common stockholders - Diluted	$34
Denominator:
Weighted average Class A common stock outstanding - Basic	13,581,828
Effect of dilutive securities:
Stock options	—
Restricted stock units	53,655
Retained OppFi Units	70,838,474
Dilutive potential common shares	70,892,129
Weighted average units outstanding - diluted (as restated)	84,473,957
Earnings per share:
Basic EPS	$0.08
Diluted EPS (as restated)	$—

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
Public Warrants	11,887,500
Private Unit Warrants	231,250
$11.50 Exercise Price Warrants	2,248,750
$15 Exercise Price Warrants	912,500
Underwriter Warrants	59,437
Stock Options	2,127,096
Restricted stock units	1,360,548
Performance stock units	78,907
Noncontrolling interest - Earnout Units	25,500,000
Potential common stock	44,405,988

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

HIGHLIGHTS

Our financial results as of and for the three months ended March 31, 2022 are summarized below:
•Basic and diluted(1) earnings per share (“EPS”) of $0.08 and $0.00, respectively, for the three months ended March 31, 2022;
•Adjusted basic and diluted EPS(2) of $0.01 for the three months ended March 31, 2022;
•Net originations increased 63% to $162.8 million from $99.8 million for the three months ended March 31, 2022 and 2021, respectively;
•Ending receivables increased 38% to $338.5 million from $245.3 million as of March 31, 2022 and 2021, respectively;
•Total revenue increased 20% to $100.7 million from $84.3 million for the three months ended March 31, 2022 and 2021, respectively;
•Net loss of $0.3 million for the three months ended March 31, 2022 decreased by 101% when compared to net income of $24.4 million for the three months ended March 31, 2021; and
•Adjusted net income(2) decreased 97% to $0.6 million from $19.3 million for the three months ended March 31, 2022 and 2021, respectively.

(1) See Note 2 of the Notes to Consolidated Financial Statements in Item 1 for discussion regarding the impact of the restatement.
(2) Adjusted Basic and Diluted EPS and Adjusted Net Income are non-Generally Accepted Accounting Principles (“GAAP”) financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see “Non-GAAP Financial Measures” below.
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

(in thousands, except share and per share data)	Three Months Ended March 31,		Change
	2022	2021	$	%
Interest and loan related income	$100,336	$84,103	$16,233	19.3%
Other income	374	154	220	142.9%
Total revenue	100,710	84,257	16,453	19.5%
Provision for credit losses on finance receivables	(457)	(7)	(450)	6428.6%
Change in fair value of finance receivables	(49,525)	(22,389)	(27,136)	121.2%
Net revenue	50,728	61,861	(11,133)	(18.0)%
Expenses:
Sales and marketing	13,589	7,936	5,653	71.2%
Customer operations	10,031	9,609	422	4.4%
Technology, products, and analytics	8,229	5,827	2,402	41.2%
General, administrative, and other	13,591	9,496	4,095	43.1%
Total expenses before interest expense	45,440	32,868	12,572	38.2%
Interest expense	7,449	4,609	2,840	61.6%
(Loss) income from operations	(2,161)	24,384	(26,545)	(108.9)%
Change in fair value of warrant liability	2,404	—	2,404	—%
Income before income taxes	243	24,384	(24,141)	(99.0)%
Provision for income taxes	540	—	540	—%
Net (loss) income	(297)	$24,384	$(24,681)	(101.2)%
Less: net loss attributable to noncontrolling interest	(1,373)
Net income attributable to OppFi Inc.	$1,076

Earnings per share attributable to OppFi Inc.: (a)
Earnings per common share:
Basic	$0.08	$—
Diluted (b)	$—	$—
Weighted average common shares outstanding:
Basic	13,581,828	—
Diluted (b)	84,473,957	—

(a) Prior to the Reverse Recapitalization, all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated, as net income prior to the Business Combination was attributable entirely to OppFi-LLC.
(b) See Note 2 of the Notes to Consolidated Financial Statements in Item 1 for discussion regarding the impact of the restatement.

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

[1] Non-GAAP Financial Measures: Adjusted Net Income, Adjusted EBT, Adjusted basic and diluted EPS and Adjusted EBITDA are financial measures that have not been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). See the “Note Regarding Non-GAAP Financial Measures” for a detailed description and reconciliation of such Non-GAAP financial measures to their most directly comparable GAAP financial measures.

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
ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022 (“Evaluation Date”). Based upon its original evaluations, as previously disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the SEC on May 6, 2022, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and provided reasonable assurance as of Evaluation Date (i) to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. As a result of the material weakness identified in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer have updated their evaluation and have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 due to the material weakness in the Company’s internal control over financial reporting described below.

Notwithstanding the material weakness in the Company’s internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s consolidated financial statements as restated in this Amendment No. 1 present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with GAAP.

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

As discussed in the Explanatory Note to this Amendment No. 1 and Note 2, Restatement of Previously Issued Consolidated Financial Statements, of the Notes to Consolidated Financial Statements in Item 1, management of the Company re-evaluated its accounting for OppFi Units that may be exchanged for the Company's Class A common stock. As previously disclosed, the Company determined that it misapplied the guidance prescribed by FASB ASC 260-10-55-20(b) when calculating diluted earnings per share. The Company has concluded that diluted earnings per share should be calculated using the lower of the treasury stock method or the if-converted method as prescribed by GAAP. The Company has also concluded the errors in calculating diluted earnings per share were the result of deficiency in the design of the Company’s internal control over financial reporting over the accounting for diluted earnings per share. The Company determined that the deficiency noted above constitute a material weakness. Management has subsequently identified a deficiency in controls related to the design of its control to contemplate all the relevant authoritative accounting guidance when considering securities of a subsidiary that are convertible into its parent entity’s common stock in the calculation of earnings per share and has further concluded such deficiency represented a material weakness.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See “Legal contingencies” of Note 15 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
There have been no material changes from the Risk Factors except as disclosed in Part 1, Item 1A, of Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 21, 2023.

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

10.1†+
Ninth Amendment to Senior Secured Multi-Draw Term Loan Facility dated April 1, 2022, by and among Opportunity Financial, LLC, the other credit party thereto, the Lenders party thereto, and Midtown Madison Management LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39550) filed with the SEC on May 06, 2022).

10.2†+
Employment Agreement, dated February 28, 2022, by and between Opportunity Financial, LLC and Mr. Shiven Shah (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on February 28, 2022).

10.3†+
Amendment No. 7 to Revolving Credit Agreement, dated March 31, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, SalaryTap, LLC, SalaryTap Funding SPE, LLC, the other parties thereto and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39550) filed with the SEC on May 06, 2022).

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