Form 10-K
period 2022-12-31
OppFi Inc.
filed 2023-03-29
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of shares of voting and non-voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $42,815,705 based on a $3.29 closing price per share as reported on the New York Stock Exchange on such date.
As of March 24, 2023, there were 109,787,970 shares of common stock, including 15,221,283 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share, and 94,566,687 shares of Class V common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K includes references to portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (“Definitive Proxy Statement”). The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report includes “forward-looking statements” within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” "estimate," "project," "budget," "forecast," "anticipate," "intend," "plan," "may," "will," "could," "should," "believes," "predicts," "potential," "possible," "continue,"and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to the impact of general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions, and tightening of credit markets on our business; the impact of COVID-19 on our business; the impact of stimulus or other government programs; whether we will be successful in obtaining declaratory relief against the Commissioner of the Department of Financial Protection and Innovation for the State of California; whether we will be subject to AB 539; whether our bank partners will continue to lend in California and whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California; the impact that events involving financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults, or non-performance, may have on our business; risks related to the material weakness in our internal controls over financial reporting; the risk that the business combination disrupts current plans and operations; the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain our key employees; risks related to new products; concentration risk; costs related to the business combination; changes in applicable laws or regulations; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; risks related to management transitions; risks related to the restatement of our financial statements and any accounting deficiencies or weaknesses related thereto and other risks contained in the section captioned “Risk Factors” on page 25. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     BUSINESS

Unless the context otherwise requires, all references in this section to “OppFi” or the “Company” refers to Opportunity Financial, LLC (“OppFi-LLC”) and its subsidiaries prior to the consummation of the Business Combination, or to OppFi Inc. and its subsidiaries from and after the Business Combination. OppFi’s business and the industry in which OppFi operates are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” and elsewhere in this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by OppFi.

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

Following the Closing, OppFi is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of December 31, 2022, OppFi owned approximately 13.5% of the OppFi Units and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. Each Retained OppFi Unit held by the Members may be exchanged, subject to certain conditions, for either one share of Class A Common Stock or, at the election of OppFi, in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (the “Exchange Rights”). OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC. Each share of Class V Voting Stock entitles OFS to one vote per share at any annual or special meeting of the stockholders of OppFi, voting together with the holders of Class A Common Stock as a single class, but the shares of Class V Voting Stock do not entitle OFS to any economic rights in OppFi.

The following diagram illustrates the ownership structure of OppFi as of December 31, 2022.

Company Overview
OppFi is a mission-driven fintech platform that helps everyday Americans gain access to credit with digital specialty finance products. The Company’s platform powers banks to offer accessible lending products through its proprietary technology and top-rated customer experience. OppFi’s primary mission is to facilitate financial inclusion and credit access to the 60 million everyday Americans who lack access to traditional credit with digital specialty finance products and an unwavering commitment to its customers. Unlike payday loans, earned wage access and similar credit products that typically do not provide transparency, fairness, and ability to repay guidelines, OppFi is dedicated to offering the best possible product and service through its platform. The average installment loan facilitated by OppFi with its OppLoans lending platform is approximately $1,500, payable in installments and with an average contractual term of 11 months. Payments are reported to the three major credit bureaus. OppFi’s dedication to borrowers is further evidenced by the OppFi TurnUp Program, which is described below and most importantly, by its strong customer satisfaction ratings.
OppFi’s platform provides a top-rated customer experience and powers banks to offer credit products. OppFi works with banks to facilitate short-term lending options for everyday Americans who lack access to mainstream financial products. OppFi’s financial technology platform focuses on helping these consumers build a better financial path. Customers on OppFi’s platform benefit from a highly automated, transparent, efficient, and fully digital experience. The banks that work with OppFi benefit from its turn-key, outsourced marketing, data science, and proprietary technology to digitally acquire, underwrite and service these consumers. From inception through December 31, 2022, OppFi has facilitated more than $4.4 billion in gross loan issuance covering more than 2.6 million loans.

OppFi’s primary products are offered by its OppLoans lending platform. Customers on this platform are U.S. consumers, who are employed, have bank accounts, and generally earn median wages. Some have experienced a hardship or emergency and need a loan; others are struggling to make ends meet; while others have unplanned expenses. When they apply for a loan through a bank, they are often rejected due to their credit score.
The OppFi platform is a mobile-optimized online application where eligible applicants, at their request, are able to opt into the OppFi TurnUp Program. This program helps these applicants find more affordable credit options by checking the market voluntarily on their behalf for sub-36% annual percentage yield, or APR, products offered by traditional, mainstream lenders. If any lower cost products are identified, OppFi displays the offers from the applicable lenders and consumers can choose to finish their application at another lender’s platform. At that point, the applicant leaves the OppFi platform. If no mainstream credit options are available with an APR of less than 36%, the application is processed through OppFi’s underwriting platform which utilizes machine learning, bank-approved, proprietary algorithms.
OppFi collects and calculates more than 500 attributes on loan applications for use in underwriting decisions. These attributes are based on data from credit bureaus, bank transactions and loan applications. Using this information, OppFi generates a proprietary score in combination with scores generated from third party providers. The proprietary score determines the exact loan terms to be offered to an applicant.
OppFi’s platform offers consumers a streamlined application experience that is simple, easy and transparent. Approximately 85% of OppFi’s underwriting decisions were automated during the year ended December 31, 2022. Most applicants receive their funds either the same business day or the next business day after they are approved. Qualified customers who apply and are approved by 1:00 pm ET on a business day are eligible for funding on the same day their applications are approved.
This process provides consumers with access to fair, transparent credit as well as an opportunity to build financial health over time through our standard reporting to the three major credit bureaus. OppFi’s installment loans have an average contractual length of less than one year. OppFi’s installment loans have no fees (neither origination, nor late, nor insufficient funds). Customers are offered transparent and flexible repayment options, including allowing customers to make payments for their full-term, as well as allowing them to pre-pay their loans with no penalties.
In pursuit of its mission to provide financial inclusion to everyday Americans, OppFi focuses not only on providing access to credit but also offering education to build financial health. OppU, a financial education initiative, provides free, standards-aligned courses intended to teach financial literacy. With OppU, both customers and non-customers can learn what it takes to build credit as well as how to budget and manage their finances.
OppFi also currently services customers for its SalaryTap and OppFi Card products. SalaryTap is a payroll deduction secured installment loan product. Mechanically similar to the standard installment loan product, SalaryTap provides customers with the ability to repay through salary allotment, significantly improving repayment security and offered at lower rates to consumers. OppFi Card features a best-in-class mobile experience and customer service to provide OppFi consumers with an alternative to traditional credit cards and another opportunity to build credit. In 2022, OppFi began strategic reviews of SalaryTap and OppFi Card. During these reviews, which were not concluded as of December 31, 2022, OppFi is not accepting applications for these products and only servicing existing customers. Neither product contributed meaningfully to OppFi’s results during the year ended December 31, 2022. The OppFi Card portfolio is classified as held for sale, and OppFi explored opportunities to sell the portfolio in the fourth quarter of 2022.
OppFi believes that it has already achieved significant scale, and expects to continue to grow significantly via OppLoans, its installment loan product. As of December 31, 2022, OppFi had served more than 1 million unique customers since its inception. OppFi’s net promoter score (“NPS”) of 82 for the year ended December 31, 2022, far exceeds the industry average NPS of 441 for banks and is reflective of its commitment to providing a best-in-class customer service experience. NPS is a score that measures the likelihood of users to recommend a company’s products or services to others, and ranges from a low of negative 100 to high of positive 100, and benchmark scores can vary significantly by industry. A score greater than zero represents a company having more promoters than detractors. OppFi maintains an A+ rating from the Better Business Bureau (BBB) and a 4.6/5.0 star rating on Trustpilot with more than 3,600 reviews.
For the years ended December 31, 2022 and 2021, total revenue was approximately $453 million and $351 million, respectively, representing period-over-period total revenue growth of approximately 29%. OppFi generated net income of approximately $3 million and $90 million for the years ended December 31, 2022 and 2021, respectively.

Market Opportunity
Significant Percentage of U.S. Consumers Have Non-Prime Credit, Lack Sufficient Savings, and Live Paycheck-to-Paycheck.

About one-third of U.S. consumers have non-prime credit scores (below a FICO score of 670)2, approximately forty percent have less than $1,000 in their savings account3, and six out of 10 live paycheck-to-paycheck4. OppFi operates in this segment of the financial services industry by facilitating credit products to historically underserved consumers. Generally, these consumers are in need of fair, affordable, transparent and flexible credit products to cover everyday expenses and cash shortfalls, but traditional banks and credit providers are largely unwilling to service these consumers due to low FICO scores or similar factors. Many top lenders use the FICO score among other quantifiable metrics and qualifying rules to determine a potential borrower’s creditworthiness, and these criteria often result in adverse selection—potentially overlooking consumers who are otherwise willing and able to repay while simultaneously accepting consumers who are not.

Many U.S. Middle Income, Credit-Challenged Consumers Lack Access to Credit or Credit at Choice.

Approximately 45 million U.S. consumers are either credit unserved or underserved5, according to a study published by TransUnion in 2022. This represents 17% of the adult population, including 3% (eight million persons) who are unserved and 14% (37 million) underserved. TransUnion defines “unserved” as consumers that have never had an open traditional credit product, based on reported accounts in its consumer credit database and “underserved” as consumers that have some, but limited, credit presence. Further, about 60 million, or 24% of U.S. adults, lack access to credit at choice6, according to a study published by the Federal Reserve Bank of New York in 2019. The lack of access to “credit at choice” is defined as U.S. adults who either are not in the formal credit economy or experience credit-limiting outcomes due to any combination of no revolving credit, high credit utilization, deep subprime credit score, and struggling or consistently delinquent payment history.

1 Customer Gauge “28 Top Consumer NPS Benchmarks: A 2022 Guide” Customer Gauge, 2022, https://customergauge.com/benchmarks/blog/consumer-nps-benchmarks (accessed March 27, 2023)
2 Stolba, Stefan Lembo. “Fewer Subprime Consumers Across U.S. in 2021” Experian, 2021, https://www.experian.com/blogs/ask-experian/research/subprime-study (accessed March 27, 2023)
3 Gillespie, Lane. “Bankrate’s 2023 Annual Emergency Savings Report” Bankrate.com, 2023, https://www.bankrate.com/banking/savings/emergency-savings-report (accessed March 27, 2023)
4 LendingClub Corporation. "New Reality Check: The Paycheck-to-Paycheck Report - The Supplemental Income Edition” pymnts.com, 2023, https://www.pymnts.com/study/reality-check-paycheck-to-paycheck-side-jobs-supplemental-alternative-income (accessed March 27, 2023)
5 TransUnion LLC. “Empowering Credit Inclusion Global Report: A Deeper Perspective on Credit Underserved and Unserved Consumers” Transunion.com, 2022, https://www.transunion.com/lp/empowering-credit-inclusion-global-research (accessed March 27, 2023)
6 Hamdani, Kausar, et al. “Unequal Access to Credit: The Hidden Impact of Credit Constraints.” NewYorkFed.org, 2019, https://www.newyorkfed.org/medialibrary/media/outreach-and-education/community-development/constraints-on-access-to-credit.pdf (accessed March 27, 2023)

Traditional Banks Have Been Slow to Adopt Digital Technology for Consumer Lending.

Traditional banks, which have historically played a substantial role in consumer credit markets, have often been slow to adapt to digital adoption among consumers. There are roughly 4,700 Federal Deposit Insurance Corporation (“FDIC”) insured institutions, many of which have legacy technology and lack sufficient mobile solutions in today’s digital era. Unlike larger institutions, smaller firms often lack many of the resources needed to fund and develop effective platform digitization. OppFi believes the performance of its platform through the COVID-19 pandemic has given OppFi’s existing and prospective bank partners important new data points to underpin their growing confidence in our solution.
Consumer Lenders Offering Small Personal Loans Require Higher APRs to Break Even.

Loan interest is inclusive of the time value of money, credit risk, and expenses incurred to originate, service and collect a loan. While the former expenses are variable with the amount of the credit and the creditworthiness of the borrower, the latter are largely fixed. These fixed costs are tied to the loan application itself. In the case of smaller-sized consumer loans, these fixed costs are representatively large relative to loan amount; therefore, smaller loans require higher interest rates than larger loans. According to a report published in 2020 by the Federal Reserve7, break-even APRs are quite high for small loan amounts. Based on data in the report, a loan amount of $2,530 is necessary to break even at a 36% APR, and the trend is even more pronounced for smaller loan amounts. The required break-even APR shrinks and flattens for larger loans; however, the implication is that the loan comes with a longer period of indebtedness and a higher overall interest payment over the life of the loan, which is often far worse for OppFi’s target customers who either lack access to this larger loan or lack the willingness or ability to repay larger loan amounts. Additionally, break-even APRs tend to be much higher for small loan amounts than for large loan amounts, with a $594 loan requiring an APR of 103.5% for a lender to break even and a loan amount of $2,530 being necessary for a lender to break even at an APR of 36%, according to the research study by the Federal Reserve. As a result, such economics often result in credit-challenged consumers being unable to qualify for credit. The loans on our OppLoans platform have APRs ranging from 59-160%,with no material difference in APR between bank partner loans and non-bank originated loans. The average APR for a loan facilitated on the OppLoans platform over the past three years has been approximately 155%, which percentage has not changed significantly from year to year.

7 Chen, Lisa and Elliehausen, Gregory. “The Cost Structure of Consumer Finance Companies and Its Implications for Interest Rates: Evidence from the Federal Reserve Board’s 2015 Survey of Finance Companies,” FEDS Notes. Board of Governors of the Federal Reserve System, 2020, https://www.federalreserve.gov/econres/notes/feds-notes/the-cost-structure-of-consumer-finance-companies-and-its-implications-for-interest-rates-20200812.html (accessed March 27, 2023)

OppFi Platform
OppFi facilitates credit access and therefore promotes financial inclusion to everyday Americans through fair, transparent, digital specialty finance products and a commitment to exceptional customer service. OppFi and the banks that its platform powers are focused on median-income consumers who are employed and have a bank account yet have been abandoned by the traditional, mainstream credit market. Through a digital, efficient funding process, OppFi creates substantial value for its customers and banking partners with minimal complication and maximum transparency.

OppFi has determined that alternative metrics outside of FICO scores can be reliably used to determine a consumer’s true ability and willingness to repay. Many non-bank lenders utilize non-FICO based alternative methods to determine creditworthiness. Applicants are evaluated based on metrics such as consistency of income, types of previous loans, previous repayment patterns and employment status, among many others. OppFi believes these nontraditional methods more accurately identify those consumers who are willing and able to repay loans, while simultaneously avoiding the issuance of loans to those consumers who may have received a loan that they cannot afford or do not intend to repay.

OppLoans Lending Platform Highlights

•Simple interest installment loans. With its OppLoans lending platform, OppFi facilitates the issuance of fair, transparent, digital specialty finance products structured to rebuild financial health for the approximately 60 million Americans that lack traditional credit access or choice. Customers are provided with industry-leading features and protections, including: simple interest, installment loans with no balloon payments, no ancillary fees (neither origination, nor late, nor insufficient funds), and no prepayment penalties. In addition, OppFi reports payment history to the major credit bureaus.

•Easy, digital application and rapid approval. Consumers typically receive quick credit decisions, after submitting their applications through OppFi’s fully digital platform. Approximately 85% of all credit decisions are automated.

•Same-day funding service. OppFi offers a same-day funding service in collaboration with its partner banks. Qualified customers who apply and are approved by 1:00 pm ET on a business day are eligible for funding on the same day their applications are approved.

•Tech-driven decisioning. OppFi’s tech stack uses machine learning and real-time data analytics to generate credit decisions. In contrast to traditional credit providers, OppFi does not take into account traditional credit scores and instead uses alternative data to assist in identifying borrowers who have the ability to repay.

•OppFi TurnUp Program. After an application is submitted, the OppFi TurnUp Program helps eligible applicants find more affordable credit options by checking the market voluntarily on their behalf for sub-36% APR products offered by traditional, mainstream lenders. If any lower cost products are identified, OppFi displays the offers from the applicable lenders and consumers can choose to finish their application at another lender’s platform. At that point, the applicant leaves OppFi’s platform. If no mainstream credit options are available with an APR of less than 36%, the application is processed through OppFi’s underwriting platform which utilizes machine learning, bank-approved, proprietary algorithms.

•Loan Flexibility. Loans through the OppFi platform are typically used to finance items such as car repairs, medical bills, housing costs, and education expenses. This flexibility helps foster loyalty as customers receive the help they need and the opportunity to rebuild their credit, with the goal of ultimately graduating to mainstream credit products.
•Customer Advocates and Collections Arrangements. OppFi’s Customer Advocate team combines customer service with collections. Customer Advocates serve customers by providing easy-to-understand information so that customers can make informed, financially responsible decisions. Customer Advocates are rewarded for both their outstanding customer service as well as their collections. OppFi’s standard operating procedures, outbound dialer/email/SMS solutions, and associated controls are designed to ensure compliance with unfair, deceptive or abusive acts or practices, or UDAAPs, fair lending laws, the Telephone Consumer Protection Act, or TCPA, the federal Fair Debt Collection Practices Act, or FDCPA, and the Federal Controlling the Assault of Non-Solicited

Pornography and Marketing, or CAN-SPAM, Act. The Customer Advocate team works with delinquent customers to quickly re-establish a positive payment history by providing flexible pathways out of delinquency for customers who are willing to pay. Proactive outreach via email and text messages encourages delinquent customers to visit OppFi’s online portal or to call the Customer Advocate team. These inbound calls are prioritized and routed to the appropriate team member based on delinquency status and customer request. When capacity exists, OppFi also outbound dials delinquent customers. The dialing strategy and pace prioritizes customers who are most likely to cure while also maximizing Customer Advocate efficiency to ensure high service levels for inbound calls. After a customer is written off, OppFi utilizes internal resources and third party debt collection companies to contact the customer via email, SMS, and outbound dialing to resolve the account. Customers can still pay off their balance in full directly with OppFi by working with our Customer Advocates to create customized payment arrangements. Written off customers who are unable or unwilling to pay off their balance in full are offered targeted settlements based on stage of delinquency and outstanding balance amounts. There are a variety of programs in place in order to prevent customers from entering delinquency at all, including:
•no prepayment penalties;
•borrower’s assistance program allowing customers to remain in good standing regardless of payment status and reduce accrued interest if they are affected by natural and/or man-made disasters, such as a pandemic (including COVID-19); and
•temporary and permanent hardship programs for customers experiencing longer-term inability to pay, such as job loss.
•Social impact relationships. As part of OppFi’s commitment to help customers build a better financial path through more resources, education and support, OppFi maintains relationships with a suite of social impact-focused organizations whose services customers can access for free. OppFi seeks to add relationships with organizations that share its social impact mission. Current relationships include Steady, SpringFour, and Experian Boost®
OppFi’s Competitive Advantages

Digitally-Native Solution

Consumers are increasingly shifting towards digital products and services, which has led brick-and-mortar credit providers to suffer from the same headwinds as traditional retail stores. Contrarily, OppFi has successfully serviced the non-prime consumer with its fully digital platform, driven by a scalable and modern technology stack, as well as proprietary risk models that are continually developed through iterative data collection and analytics. This platform provides OppFi with exceptional scalability, cost efficiency, marketing effectiveness, customization, and a best-in-class customer experience. OppFi believes that this digital foundation creates a significant and durable advantage over traditional banks and credit providers who have been slow to adapt legacy technology into modern digitally native solutions, as well as higher cost alternatives, such as bank overdraft fees, tribal lenders, payday and title loans, lease-to-own services.

In addition, due to OppFi’s digital nature, as its bank partners’ originations grow, OppFi achieves greater operating leverage. OppFi’s model is primarily driven by a financial technology platform that does not require significant increases in operating overhead to support its bank partners’ origination growth. Additionally, as OppFi serves consumers across the United States without brick-and-mortar stores, OppFi does not have any costs associated with physical stores and the personnel needed to operate them.
Bank Partner Model

OppFi employs two models, bank partner and direct. In the bank partner model, the bank uses the OppFi technology platform to provide its loan products to consumers where OppFi facilitates the process and the loan products are funded directly by the bank. In the direct origination model, applicants who apply and obtain a loan through OppFi’s online platform are underwritten, approved, and funded directly by OppFi.

The bank lending product leverages OppFi’s marketing and servicing expertise and the banks’ broad national presence to facilitate credit access in 35 states or approximately 70% of the U.S. population. This relationship operates much akin to the

“Managing General Agent” relationship with an insurance carrier. Additionally, this model has been tested in the credit card and mortgage industries and is a key growth enabler for the business. Similar to the Managing General Agent insurance relationship, OppFi manages many aspects of the loan life cycle on behalf of its bank partners, including customer acquisition, underwriting and loan servicing. This relationship allows OppFi’s bank partners to leverage OppFi’s digital acquisition, machine learning underwriting and highly-rated customer service capabilities, which they would otherwise need to develop in-house. OppFi’s bank partners use their own capital to originate loans. OppFi’s bank partners are FinWise Bank (“Finwise”), First Electronic Bank (“FEB”), and Capital Community Bank (“CCB”).

In the year ended December 31, 2022, approximately 95% of OppFi’s net originations were generated from loans originated by its bank partners and facilitated by the OppFi platform. Finwise, FEB and CCB began originating loans on the OppFi platform in January 2018, May 2020 and October 2020, respectively.

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
Under the bank partner model, OppFi is compensated by the bank partner as a service provider for OppFi’s role in delivering the technology and services to the bank partner to facilitate origination and servicing of loans throughout each loan’s lifecycle. Customers who meet the underwriting criteria for multiple bank partners are referred to a specific bank partner randomly based on a computer algorithm and volume targets set with each bank partner. OppFi’s bank partners generally hold loans originated on our platform for typically two to three days following origination. OppFi acquires participation rights in such loans ranging from 95% to 100% of the loan. OppFi and its bank partners each pay or reimburse each other for certain fees and costs that are immaterial in amount.
The economic difference to OppFi in loans originated via the bank partnership model as compared to the direct origination model are immaterial and generally result from a minimal program fee paid to OppFi for each origination as well as increased compliance costs for OppFi, which collectively have an insignificant impact on OppFi’s customer lifetime value. OppFi has shifted towards the bank partner model as the percentage of Total Net Originations by OppFi’s bank partners has increased from 91% for the year ended December 31, 2021 to 95% for the year ended December 31, 2022. OppFi has shifted to the bank partner model because its bank partners operate under federal law, which allows them to lend nationally based on their state domicile and facilitates a national product offering for the consumer while also streamlining regulatory requirements and compliance infrastructure.
Technology, Engineering Talent and Product Architecture

Proprietary technology is essential to OppFi’s core operations. OppFi utilizes modern technology solutions including sophisticated analytics tools, machine learning models and cloud-based computing to offer a smooth and engaging digital experience on the front-end and a constantly evolving real time decisioning engine on the back-end. In order to build and maintain these proprietary, innovative and secure products, OppFi commits substantial resources to identifying, employing, and retaining talented and mission-driven technology-focused professionals and engineers. OppFi believes that its platform architecture and talent provides OppFi with a competitive edge over its more traditional credit competitors.

Proprietary, Data Driven Decisioning and Risk Models

OppFi’s underwriting takes a holistic approach to evaluating potential customers across traditional, nontraditional, banking history, and income/employment data to make decisions on each credit application. The models ignore traditional credit scores, instead relying on internally developed scoring and analytics to identify the creditworthiness of each application. Machine learning-based risk models are custom built to effectively evaluate risk and provide customized credit product solutions for each credit application. The platform considers applicant data such as available bank balance trends, volatility of income, and proprietary fraud scores amongst others to predict repayment ability, and leverages this with real-time Instant Bank Verification, or IBV, response data. Additionally, OppFi’s flexible origination process adapts and adjusts to changing risk profiles and underwrites accordingly. Further, the verification process is risk-calibrated and provides a differentiated, smooth process for low-risk applicants while having risk-calibrated verification processes for other applicants. The final product determination ensures the product fits affordability criteria and structures payments that are aligned with each customer’s income.

Secure data collection, accumulation and analysis provides OppFi with meaningful insights. OppFi’s models evaluate more than 500 attributes and have learned from loan performance data of approximately 1 million loans. As additional data from new customers and new loans are incorporated into the credit models and business practices, both credit and business performance improve over time. More data drives higher approval rates at the same loss rates, as well as better financial performance across the platform.
Multi-Sided Ecosystem

Through its hybrid funding model, OppFi generates value for all potential parties to a credit product offering. Consumers gain access to fair, transparent credit that is structured to rebuild financial health, Bank partners benefit from OppFi’s turn-key, outsourced marketing and digital acquisition and servicing, data, and proprietary technology. OppFi’s nationwide presence allows it to increase awareness, directly contributing to organic growth, as well as the growth and success of bank partners. Customers have proven to be loyal and highly satisfied, which in turn drives additional growth through referrals.

Integrated and Efficient Multi-Channel Marketing Approach

OppFi utilizes an integrated multi-channel marketing strategy to reach potential customers. For the year ended December 31, 2022, approximately 17.7% of loans originated on the OppFi platform were generated by search engine optimization (“SEO”), email marketing, and customer referrals. In addition, approximately 75.1% of loans originated on the OppFi platform were derived through key strategic partners who are compensated with a negotiated fixed unit price per loan funded or fixed percent of principal dollars funded. Approximately 7.2% of loans originated on the OppFi platform in 2022 were sourced from direct mail marketing channels. OppFi has created unique capabilities to effectively identify and attract qualified customers, which supports its long-term growth objectives at target customer acquisition costs. Marketing costs from OppFi’s strategic partner channel are based on fixed price agreements, while marketing costs for direct mail and other direct channels can vary based on the number of customers that ultimately apply and obtain loans. OppFi’s mix of new and refinanced loans also impacts its average acquisition cost. OppFi believes this approach allows it to focus on higher quality, lower cost customer acquisition while maximizing reach and enhancing awareness of OppFi’s platform. OppFi continues to invest in new marketing channels, which it believes will provide OppFi with further competitive advantages and support its ongoing growth.
Commitment to Customer Service

OppFi is nationally recognized and awarded for its exceptional customer service. OppFi maintains a 4.6/5.0 star rating on Trustpilot with more than 3,600 reviews, making OppLoans one of the top consumer-rated financial platforms online, and an A+ rating from the Better Business Bureau (BBB). In addition, OppFi had a Net Promoter Score (NPS) of 82 for the year ended December 31, 2022. Financial education is also important, which is why OppFi launched its own online financial education portal —OppU. Customers and non-customers can use OppU to learn about building credit and budgeting, as well as how to better manage finances. OppFi continuously works to improve customer satisfaction by evaluating information from website analytics, customer surveys and Loan Advocate feedback. OppFi’s teams receive training on a regular basis and are monitored for quality assurance. OppFi believes customers who wish to access credit again via its platform, or who refer a potential customer to OppFi, often do so because of OppFi’s dedication to customer service and industry-leading product features and protections.
OppFi’s Growth Strategy

OppFi anticipates leveraging organic and inorganic opportunities to achieve long-term profitable growth. By leveraging its deep knowledge of the credit market for everyday Americans, OppFi believes it has a significant runway to further scale and gain market share for its core OppLoans installment loan product by executing on its multi-channel marketing strategy that utilizes partners, affiliates, email, direct mail, referral, and SEO. OppFi also seeks to identify and establish new strategic partnerships that can increase its reach to the 60 million underserved consumers lacking access, or choice, in credit. OppFi is also evaluating corporate development opportunities to diversify its overall business by potentially acquiring businesses in adjacent categories, inclusive of new customer types and new products that fit OppFi’s mission. OppFi expects to accelerate profitable growth by driving core product volume, serving more non-prime consumers with new strategic partnerships, and expanding into new customer and product types via acquisitions.

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
Within the bank partnership model, OppFi competes with a variety of technology companies that aim to help banks with the digital transformation of their business, particularly with respect to all-digital lending. This includes new products from legacy bank technology providers as well as newer companies focused entirely on lending software infrastructure for banks. OppFi may also face competition from banks or companies that have not previously competed in the consumer lending market, including companies with large and experienced data science teams and access to vast amounts of consumer-related information that could be used in the development of their own credit risk models.
OppFi believes it competes favorably based on the following competitive factors:
•Constantly improving models;
•Compelling loan offers from bank partners to consumers that improve regularly;
•Automated and user-friendly loan application process;
•Cloud-native, multi-tenant architecture;
•Combination of technology and customer acquisition for bank partners;
•Robust and diverse loan funding program; and
•Brand recognition and trust.
Available Information
Our website address is www.oppfi.com. Our annual report on Form 10-K, annual proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through the investor relations page of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our proxy statements and reports may also be obtained directly from the SEC's Internet website at www.sec.gov. Our website and the information contained therein or connected thereto are not incorporated into or deemed a part of this Annual Report on Form 10-K.
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
Several state and federal agencies have the ability to regulate aspects of OppFi’s business. For example, the Consumer Financial Protection Bureau (“CFPB”) has supervisory and enforcement authority over OppFi and the Federal Trade Commission has jurisdiction to investigate aspects of its business, including with respect to marketing practices. The Dodd-Frank Act, as well as many state statutes, provide a mechanism for the CFPB and state attorneys general to investigate OppFi. In addition, as a result of OppFi’s relationships with its current bank partners, OppFi is subject to oversight by federal banking agencies, including the FDIC. Further, OppFi is subject to inspections, examinations, supervision and regulation by applicable agencies in each state in which OppFi is licensed or in which our borrowers reside. Regulatory oversight of OppFi’s business may change over time. By way of example, California has enacted legislation to create a “mini-CFPB” agency, which seeks to emulate the CFPB with respect to its enforcement and supervisory capabilities as well as require additional state registration for certain covered persons. OppFi expects that regulatory examinations by both federal and state agencies will continue, and there can be no assurance that the results of such examinations will not have a material adverse effect on OppFi.

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
Equal Credit Opportunity Act
The Equal Credit Opportunity Act, or ECOA, prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age (provided that the applicant has the capacity to enter into a binding contract), religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or certain state laws. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants or engaging in certain loan-related practices, and from using advertising or making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply to bank partners for loans facilitated through its platform as well as to OppFi as a service provider that assists in the process. OppFi abides by policies and procedures implemented by its bank partners to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide applicants with timely notices of adverse action taken on credit applications, including disclosing to applicants who have been declined their rights and the reason for their having been declined. On behalf of its bank partners, OppFi provides prospective borrowers who apply for a loan through its platform but are denied credit with an adverse action notice in compliance with applicable requirements. The current Presidential Administration has indicated an increased focus (likely through the CFPB and its enforcement of ECOA and Regulation B) on equality in credit availability and pricing, as compared to the prior Administration. It is unclear at this point how or if such increased focus will impact OppFi’s business or operations or those of its bank partners.
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
Servicemembers Civil Relief Act
Under the Servicemembers Civil Relief Act, or SCRA, there are limits on interest rates chargeable to military personnel and civil judicial proceedings against them, and there are limitations on its ability to collect on a loan to servicemembers on active duty originated prior to the servicemember entering active duty status and, in certain cases, for a period of time thereafter. The SCRA allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires OppFi to adjust the interest rate charged on loans to borrowers who qualify for and request relief. If a borrower with an outstanding loan qualifies for SCRA protection the interest rate on their loan (including certain fees) will be reduced to 6% for the duration of the borrower’s active duty. During this period, any interest holder in the loan will not receive the difference between 6% and the loan’s original interest rate. As part of the services OppFi provides, and in compliance with SCRA, OppFi requires the borrower to send it a written request and a copy of the borrower’s mobilization orders to obtain an interest rate reduction on a loan due to military service. Other protections offered to servicemembers under the SCRA, including protections related to the collection of loans, do not require the servicemember to take any particular action, such as submitting military orders, to claim benefits.
Military Lending Act
Under the Military Lending Act, certain members of the armed forces serving on active duty and their dependents must be identified and be provided with certain protections when becoming obligated on a consumer credit transaction. These protections include: a limit on the Military Annual Percentage Rate (an all-in cost-of-credit measure which is the same as the APR for loans facilitated on its platform) of 36%, certain required disclosures before origination, a prohibition on charging prepayment penalties and a prohibition on arbitration agreements and certain other loan agreement terms. As part of the services OppFi provides, OppFi ensures compliance with the requirements of the Military Lending Act, where applicable.
Bank Secrecy Act, USA PATRIOT Act, and U.S. Sanctions Laws
Under the Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, or USA PATRIOT ACT, and certain U.S. sanctions laws, OppFi’s bank partners are required to maintain anti-money laundering, customer due diligence and record-keeping policies and procedures, which OppFi performs on behalf of its bank partners, and to avoid doing business with sanctioned persons or entities or engaging in types of sanctioned activity in certain jurisdictions. OppFi has implemented an anti-money laundering (“AML”) program designed to prevent its platform from being used to facilitate money laundering, terrorist financing, and other illicit activity. OppFi’s AML program is designed to prevent its platform from being used to facilitate business in countries, or with persons or entities, included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and equivalent foreign authorities. OppFi’s AML compliance program includes policies, procedures, reporting protocols, and internal controls, including the designation of an AML compliance officer, and is designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing. With respect to new borrowers, OppFi applies the customer identification and verification program rules and screen names against the list of specially designated nationals maintained by the U.S. Department of the Treasury and Office of Foreign Assets Control (“OFAC”).
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
The CFPB rescinded portions of the rule requiring an ability-to-pay determination and finalized the balance of the rule in 2020. In October 2022, the Fifth Circuit Court of Appeals issued its opinion in Community Financial Services Association of America, et al. v. CFPB (CFSA v. CFPB) invalidating the CFPB’s Payday, Vehicle-Title, and Certain High-Cost Installment Loans rule (Small-Dollar Rule). The three-member panel decision calls into question the future viability of the CFPB by declaring unconstitutional the regulator’s funding mechanism. The CFPB has asked the United States Supreme Court to reverse the Fifth Circuit Court of Appeals’ decision. The Supreme Court has granted the CFPB’s petition for certiorari and stated that it will hear the case next term. Enforcement of the rule is stayed, pending resolution of an ongoing legal challenge primarily focused on the ability-to-pay determination mandate. The CFPB rescinded portions of the rule requiring an ability-to-pay determination and finalized the balance of the rule in 2020; however, the stay on enforcement remains pending resolution of the litigation.
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
There have also been recent judicial decisions that could affect the collectability of loans sold by OppFi’s bank partners after origination and the exposure of loan purchasers to potential fines or other penalties for usury violations. See the section titled “Risk Factors” for more information about recent case law developments.

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
OppFi has brought together a remarkable diversity of thinkers. The members of OppFi’s management team come from diverse backgrounds with varying ethnicities, education backgrounds, genders and ages. As the focal point of its human capital strategy, OppFi attracts and recruits diverse, exceptionally talented, experienced and motivated employees.
As of December 31, 2022, OppFi had approximately 465 full-time employees. OppFi also engages contractors and consultants as needed to support its operations. None of OppFi’s employees are represented by a labor union or subject to a collective bargaining agreement. OppFi has not experienced any work stoppages, and OppFi considers its relations with its employees to be good.

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
• if we are unable to continue to improve our machine learning-based risk models or if these models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations could be adversely affected;
• if FinWise, FEB or CCB were to cease or limit operations with us or if we are unable to attract and onboard new bank partners, our business, financial condition and results of operations could be adversely affected;
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
• our machine learning models have not yet been extensively tested during down-cycle economic conditions. If our machine learning models do not accurately reflect a borrower’s credit risk in such economic conditions, the performance of loans facilitated on our platform may be worse than anticipated;
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
• improve the effectiveness and predictiveness of our machine learning models;
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
• successfully adjust our proprietary machine learning models, products and services in a timely manner in response to changing macroeconomic conditions and fluctuations in the credit market;
• respond to general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions and tightening of credit markets;
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
We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance may not be indicative of our future performance. For the years ended December 31, 2020, 2021 and 2022, our revenue was approximately $291 million, $351 million and $453 million, respectively, representing year-over-year revenue growth of approximately 20% from 2020 to 2021 and 29% from 2021 to 2022. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates may slow, or our revenue may decline, in future periods for a number of reasons, which may include slowing demand for our platform offerings and services, increasing competition, a decrease in the growth of the overall credit market, changes in the regulatory environment, which could lead to increasing regulatory costs and challenges, and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by our machine learning models and our continued improvements to our machine learning models. Future incremental improvements to our machine learning models may not lead to the same level of growth as in past periods. In addition, we believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. The Auto-Approval Rate on our platform was 25.7% in 2020 and increased to 60.0% in 2021 and 67.8% in 2022. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on how we define Auto-Approval Rate. We expect the Auto-Approval Rate on our platform to level off and remain relatively constant in the long term, and to the extent we expand our loan offerings beyond unsecured personal loans, we expect that such percentage may decrease in the short term. As a result of these factors, our revenue growth rates may slow, and our financial performance may be adversely affected.
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
We have taken precautionary measures intended to reduce the risk of the virus spreading to our employees, vendors and the communities in which we operate, including temporarily closing our physical office and virtualizing, postponing, or canceling bank partner, employee, or industry events, and if we have to take such measures again in connection with the COVID-19 pandemic or any future pandemics or epidemics, it may negatively impact our business. We have adopted a hybrid remote working model as the uncertainty of the COVID-19 pandemic continues to impact our ability to return to the office full-time. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.
Further, in response to the market conditions caused by the COVID-19 pandemic, we made certain operational changes, including reductions in our sales and marketing activities and certain operational expenses. We continue to evaluate market and other conditions and may make additional changes or implement additional operational changes, in the future.

The extent to which the COVID-19 pandemic continues to impact our business and results of operations will also depend on future developments that are highly uncertain and cannot be predicted, including new information which may emerge concerning the spread of variants, the scope of travel restrictions imposed in geographic areas in which we operate, mandatory or voluntary business closures, the impact on businesses and financial and capital markets, and the extent and effectiveness of actions taken throughout the world to contain the virus or treat its impact, including the effectiveness and availability of approved vaccine boosters. An extended period of economic disruption as a result of the COVID-19 pandemic or any future pandemics or epidemics could have a material negative impact on our business, results of operations and financial condition, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
Over the last several years, we have experienced rapid growth and fluctuations in our business and the Total Net Originations on our platform, and we expect to continue to experience growth and fluctuations in the future. Total Net Originations on our platform were approximately $483.4 million in 2020, and $595.1 million in 2021 and $758.2 million in 2022, representing a growth rate of approximately 23.1% from 2020 to 2021 and a growth rate of approximately 27.4% from 2021 to 2022. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on how we define Total Net Originations. This rapid growth has placed, and may continue to place, significant demands on our management, processes and operational, technological and financial resources. Our ability to manage our growth effectively and to integrate new employees and technologies into our existing business will require us to continue to retain, attract, train, motivate and manage employees and expand our operational, technological and financial infrastructure. Continued growth could strain our ability to develop and improve our operational, technological, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Any of the foregoing factors could negatively affect our business, financial condition and results of operations.
We may not be able to maintain or increase our profitability in the future.
For the years ended December 31, 2020, 2021 and 2022, we experienced net income of approximately, $77.5 million, $89.8 million and $3.3 million, respectively, representing an increase of approximately 16% from the year ended December 31, 2020 to the year ended December 31, 2021, and a decrease of approximately 96% from the year ended December 31, 2021 to the year ended December 31, 2022. We intend to continue to expend significant funds to continue to develop and improve our proprietary machine learning models, improve our marketing efforts to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions, including economic slowdowns, interest rate changes, recessions, inflation and tightening of credit markets, poor performance of loan vintages, and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or improving profitability on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
• our ability to improve the effectiveness and predictiveness of our machine learning models;
• our ability to maintain relationships with existing bank partners and our ability to attract new bank partners;
• our ability to maintain or increase loan volumes, and improve loan mix and the channels through which the loans, bank partners and loan funding are sourced;

• general economic conditions, including economic slowdowns, recessions and tightening of credit markets, including due the failures of banks or other financial institutions, the economic impact of the COVID-19 pandemic and any governmental response to the impact of the COVID-19 pandemic;
• improvements to our machine learning models that negatively impact transaction volume, such as lower approval rates;
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
If we are unable to continue to improve our machine learning models or if our machine learning models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations would be adversely affected.
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
Approximately 91% and 95% of our net originations were generated from loans originated by our bank partners and facilitated by our platform in the years ended December 31, 2021 and December 31, 2022, respectively. Our bank partners FinWise, First Electronic Bank (“FEB”) and Capital Community Bank (“CCB”) began originating loans on the OppFi platform in January 2018, May 2020 and October 2020, respectively. If any of our bank partners were to suspend, limit, or cease their operations or otherwise terminate their relationships with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. Our sales and onboarding process with new bank partners can be long and unpredictable. If we are unable to timely onboard our bank partners, or if our bank partners are not willing to work with us to complete a timely onboarding process, our results of operations could be adversely affected.

We have entered into separate agreements with each of our three bank partners. Our agreements with our bank partners are nonexclusive, generally have 60-month terms and certain agreements automatically renew, subject to certain early termination provisions and minimum fee amounts, and do not include any minimum origination obligations or origination limits. Our program arrangement with FinWise began on October 31, 2017. The current term expires on February 1, 2026 unless renewed. At the end of the existing term, the agreement may be automatically extended for a renewal period of three years. Either party may choose to not renew by providing the other party 180 days’ notice prior to the end of the initial term or any renewal term. Our bank partners could decide to stop working with us, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. In addition, regulators may require that they terminate or otherwise limit their business with us; impose regulatory pressure limiting their ability to do business with us; or directly examine and assess our records, risk controls and compliance programs as they relate to our interactions with bank partners (and thereafter limit or prohibit future business between that bank partner and us). For example, in spite of federal law permitting state-chartered banks to enter into loans with interest rates allowed in their chartering states, the DFPI has sought to limit the interest rates of loans made by our bank partners on our platform in the State of California, which could have an impact on our bank partners’ ability to originate loans on our platform in California. If the bank partners listed above or any of our future bank partners were to stop working with us, suspend, limit, or cease their operations, or otherwise terminate their relationship with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. We could in the future have disagreements or disputes with any of our bank partners, which could negatively impact or threaten our relationship with them. In our agreements with bank partners, we make certain representations and warranties and covenants concerning our compliance with specific policies of a bank partner, our compliance with certain procedures and guidelines related to laws and regulations applicable to our bank partners, as well as the services to be provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted loans, and our reputation and ability to continue to attract new bank partners would be adversely affected. Additionally, our bank partners may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our bank partners.

Our bank partner FinWise accounts for a substantial portion of the total number of loans facilitated by our platform and our revenue, and if it was to cease or limit operations with us, our business, financial condition and results of operations could be adversely affected.
FinWise, a Utah-chartered bank, originates a substantial portion of the loans facilitated by our platform. Loans originated by our bank partner FinWise accounted for approximately 60.8% and 36.2% of the net originations facilitated by our platform during the years ended December 31, 2021 and 2022, respectively, and similar percentages of our net revenues. FinWise retains a certain portion of the economic interests in these originated loans on its own balance sheet and sells participation rights in the remainder of the economic interests in these originated loans to us, which we in turn sell to our special purpose finance entities. Our program arrangement with FinWise began on October 31, 2017. The current term expires on February 1, 2026 unless renewed. At the end of the existing term, the agreement may be automatically extended for a renewal period of three years. Either party may choose to not renew by providing the other party 180 days’ notice prior to the end of the initial term or any renewal term. In addition, even during the term of our arrangement, FinWise could choose to reduce the volume of loans facilitated on our platform that it chooses to originate. We or FinWise may terminate our arrangement immediately upon a material breach and failure to cure such breach within a cure period, if any representations or warranties are found to be false and such error is not cured within a cure period, bankruptcy or insolvency of either party, receipt of an order or judgement by a governmental entity, a material adverse effect, or in certain change of control situations. If we are unable to continue to increase the number of other bank partners on our platform or if FinWise or one of our other bank partners were to suspend, limit or cease their operations or otherwise terminate their relationship with us, our business, financial condition and results of operations would be adversely affected.
The sales and onboarding process of new bank partners could take longer than expected, leading to fluctuations or variability in expected revenues and results of operations.
Our sales and onboarding process with new bank partners can be long and typically takes between three to six months. As a result, our revenues and results of operations may vary significantly from period to period. Prospective bank partners are often cautious in making decisions to implement our platform and related services because of the risk management alignment and regulatory uncertainties related to their use of our machine learning models, including their oversight, model governance and fair lending compliance obligations associated with using such models. In addition, prospective banks undertake an extensive diligence review of our platform, compliance and servicing activities before choosing to partner with us. Further, the implementation of our machine learning underwriting model often involves adjustments to the bank partner’s software and/or hardware platform or changes in their operational procedures, which may involve significant time and expense to implement. Delays in onboarding new bank partners can also arise while prospective bank partners complete their internal procedures to approve expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which new bank partners will begin using our platform and the volume of fees we will receive, which can lead to fluctuations in our revenues and results of operations.
Our business has been, and may continue to be, adversely affected by economic conditions and other factors that we cannot control.
Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets, historically have created a difficult operating environment for our industry. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition and our overall success by affecting a borrower’s willingness to incur loan obligations or willingness or capacity to make payments on their loans. These factors include interest rates, levels of inflation, unemployment levels, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war, terrorism, catastrophes and pandemics.
Many new consumers on our platform have limited or no credit history. Accordingly, such borrowers have historically been, and may in the future become, disproportionately affected by adverse macroeconomic conditions, such as economic slowdowns, inflation, interest rate changes, recessions and the disruption and uncertainty caused by the COVID-19 pandemic. In addition, major medical expenses, divorce, death or other issues that affect borrowers could affect a borrower’s willingness or ability to make payments on their loans. Increasing inflation and interest rates may also cause borrowers to allocate more of their income to necessities, thereby potentially increasing their risk of default by reducing their ability to make loan payments. If borrowers default on loans facilitated on our platform, the cost to service these loans may also increase without a corresponding increase in our servicing fees or other related fees and the value of the loans held on our balance sheet could decline. Higher default rates by these borrowers may lead to lower demand by our bank partners and institutional investors to fund loans facilitated by our platform, which would adversely affect our business, financial condition and results of operations.

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
For example, the COVID-19 pandemic and other related adverse economic events led to a significant increase in unemployment, comparable, and at times surpassing, the unemployment rates during the peak of the financial crisis in 2008. The increase in the unemployment rate could increase the delinquency rate of loans facilitated on our platform or increase the rate of borrowers declaring bankruptcy. If we are unable to improve our machine learning platform to account for events like the COVID-19 pandemic and the resulting rise in unemployment, or if our machine learning platform is unable to more successfully predict the creditworthiness of potential borrowers compared to other lenders, then our business, financial condition and results of operations could be adversely affected.
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
The performance of loans facilitated by our platform is significantly dependent on the effectiveness of our proprietary models used to evaluate a borrower’s credit profile and likelihood of default. While our models have been refined and updated to account for the COVID-19 pandemic, the bulk of the data gathered and the development of our models have largely occurred during a period of sustained economic growth, and our models have not been extensively tested during a down-cycle economy or recession and have not been tested at all during a down-cycle economy or recession without significant levels of government assistance. For example, during the year ended December 31, 2021, despite the outbreak and effects of the COVID-19 pandemic, our models indicated that the credit risk of our loan applicants remained flat during this period and government stimulus programs had positive effects on the credit performance of loans facilitated on our platform during this period. This positive performance continued through the middle of 2021. As the effects of stimulus wore off in the second half of 2021, it took time for the models to recognize the shift in loan performance. There is no assurance that our models can continue to accurately predict loan performance under adverse economic conditions, or that our models will be able to recognize future changes in credit performance before the effects or any such changes have an impact on the fair value of the finance receivables on our balance sheet. If our models are unable to accurately reflect the credit risk of loans under such economic conditions, we may experience greater than expected losses on such loans, which would harm our reputation and erode the trust we have built with our bank partners and capital sources. In addition, the fair value of the loans on our balance sheet may decline. Any of these factors could adversely affect our business, financial condition and results of operations.

Substantially all of our revenue is derived from a single loan product, and we are thus particularly susceptible to fluctuations in the unsecured personal loan market. We also do not currently offer a broad suite of products that bank partners may find desirable.
While we previously expanded the type of loan products offered on our platform to include SalaryTap, our payroll deduction secured installment loan product, and our OppFi Card credit card product, we are not currently accepting applications for new SalaryTap loans or OppFi Card accounts on our platform. All loan originations facilitated through our platform are currently unsecured personal installment loans. The market for unsecured personal loans has grown rapidly in recent years, and it is unclear to what extent such market will continue to grow, if at all. A wide variety of factors could impact the market for unsecured personal loans, including macroeconomic conditions, competition, regulatory developments and other developments in the credit market. For example, FICO has recently changed its methodology in calculating credit scores in a manner that potentially penalizes borrowers who take out personal loans to pay off or consolidate credit card debt. This change could negatively affect the overall demand for personal loans. Our success will depend in part on the continued growth of the unsecured personal loan market, and if such market does not further grow or grows more slowly than we expect, our business, financial condition and results of operations could be adversely affected.
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
For the years ended December 31, 2020, 2021 and 2022, we experienced annualized losses, which we refer to as net charge-offs as a percentage of average receivables 35.6%, 37.5% and 61.7%, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on net charge-offs as a percentage of average receivables. When a loan facilitated on our platform is charged off, the cost to service these loans may increase without a corresponding increase in our servicing fees or other related fees and the value of the loans held on our balance sheet may decline. Higher default rates may also lead to lower demand by our bank partners and capital sources to fund loans facilitated by our platform, which would adversely affect our business, financial condition and results of operations.
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
We may develop new loan products in the future. New initiatives are inherently risky, as each involves unproven business strategies, new regulatory requirements and new financial products and services with which we, and in some cases our bank partners, have limited or no prior development or operating experience. Launching new products can be capital intensive, and it can take time to determine both an appropriate market fit and profitable unit. New products, once launched, may never achieve scale in a target market or achieve significant profitability. For example, we are conducting a strategic review of our

SalaryTap and OppFi Card products and are not currently accepting applications for new SalaryTap loans or OppFi Card accounts on our platform.
We cannot be sure that we will be able to develop, commercially market and achieve market acceptance of any new products and services that we may offer. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually derived from these new products and services. If the profile or behavior of loan applicants using any new products and services is different from that of those currently served by our existing loan products, our machine learning models may not be able to accurately evaluate the credit risk of such borrowers, and our bank partners and capital sources may in turn experience higher levels of delinquencies or defaults. Failure to accurately predict demand or growth with respect to our new products and services could have an adverse impact on our reputation and business, and there is always risk that new products and services will be unprofitable, will increase our costs, decrease operating margins or take longer than anticipated to achieve target margins. In addition, any new products or services may raise new and potentially complex regulatory compliance obligations, which would increase our costs and may cause us to change our business in unexpected ways. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business.
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
We believe maintaining a strong brand and trustworthy reputation is critical to our success and our ability to attract borrowers to our platform, attract new bank partners and maintain good relations with regulators and existing bank partners. Factors that affect our brand and reputation include: perceptions of machine learning, our industry and our company, including the quality and reliability of our machine learning enabled underwriting platform; the accuracy of our machine learning models; perceptions regarding the application of machine learning to consumer lending specifically; our loan funding programs; changes to our platform; our ability to effectively manage and resolve borrower complaints; collection practices; privacy and security practices; litigation; regulatory activity; and the overall user experience of our platform. Negative publicity or negative public perception of these factors, even if inaccurate, could adversely affect our brand and reputation.
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
Machine learning and related technologies are subject to public debate and heightened regulatory scrutiny. Any negative publicity or negative public perception of machine learning could negatively impact demand for our platform, hinder our ability to attract new bank partners. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of machine learning technology by various companies. Such claims, whether or not accurate, and whether or not concerning us or our machine learning enabled underwriting platform, may harm our ability to attract prospective borrowers to our platform, retain existing and attract new bank partners and achieve regulatory acceptance of our business.
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
Our industry is driven by constant innovation. We utilize machine learning, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. There can be no assurance that research, data accumulation and development by other companies will not result in AI models that are superior to our AI models or result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services. If we are unable to compete with such companies or fail to meet the need for innovation in our industry, the use of our platform could stagnate or substantially decline, or our loan products could fail to maintain or achieve more widespread market acceptance, which could harm our business, results of operations and financial condition.
If we are unable to manage the risks associated with fraudulent activity, our brand and reputation, business, financial condition and results of operations could be adversely affected.
Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. Although we have not experienced any material business or reputational harm as a result of fraudulent activity in the past, we are subject to the risk of fraudulent activity associated with borrowers and third parties handling borrower information. In the event of losses arising out of fraudulent loan applications, we may also be contractually obligated to indemnify our bank partners or capital sources for such losses. Fraud rates could also increase in a downcycle economy. We use several identity and fraud detection tools, including tools provided by third-party vendors and our proprietary machine learning models, to predict and otherwise validate or authenticate applicant-reported data and data derived from third-party sources. We have historically had very low levels of fraud rates; however, the possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. Moreover, if our efforts are insufficient to accurately detect and prevent fraud, the level of fraud-related losses of loans facilitated on our platform could increase, which would decrease confidence in our platform. In addition, our bank partners, our sources of capital or we may not be able to recover amounts disbursed on loans made in connection with inaccurate statements, omissions of fact or fraud, which could erode the trust in our brand and negatively impact our ability to attract new bank partners and our sources of capital.
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
Our success significantly depends on the continued service of our senior management team, including Todd Schwartz, our Chief Executive Officer, Pamela Johnson, our Chief Financial Officer, and other highly skilled personnel. Our success also depends on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization.
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

The soundness of other financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults or non-performance, may adversely affect us.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions for the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank (“SVB”), and on March 12, 2023, the FDIC took control and was appointed receiver of Signature Bank, in each case due primarily to liquidity concerns related to those institutions. We did not have any direct exposure to SVB or Signature Bank at such time. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, including cash held at financial institutions in excess of the FDIC insured limit, cash equivalents and investments and conduct our business operations may be threatened. In addition, investor concerns regarding the U.S. or international financial systems could result in less demand for our services and less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all or be able to provide loans to our customers. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
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
Our failure to address these risks or other problems encountered in connection with any future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in dilutive issuances of the combined company’s equity securities, the incurring of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition.
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
We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2022. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to establish and maintain proper and effective internal control over financial reporting as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our securities may decline.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
We have identified a material weakness in our internal control over financial reporting relating to information technology general controls (“ITGCs”) associated with our financially relevant information systems. We determined that the Company’s user access controls designed to ensure appropriate segregation of duties, adequate restriction of users and privileged access to our financially relevant information systems were not operating effectively. Due to the material weaknesses in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of December 31, 2022.
As further described in “Item 9A. Controls and Procedures,” we are taking the necessary steps to remediate the material weakness and believe that compensating controls are in place and operating effectively to mitigate the risks associated with the identified material weakness as it is being remediated. However, as the reliability of the internal control process requires repeatable execution, the successful on-going remediation of this material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. We cannot guarantee that these initiatives will ultimately have the intended effects. While we have implemented a variety of steps to remediate this material weakness, this material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.
Further, weaknesses in our disclosure controls and procedures and internal control over financial reporting have been discovered in the past and may be discovered in the future. On December 6, 2022, the Audit Committee (the “Audit Committee”) of our Board of Directors concluded that certain of our prior financial statements should no longer be relied upon due to a misapplication of accounting guidance in connection with the Company's calculations of diluted earnings per share for such periods. In connection with such misapplication, management subsequently identified a deficiency in controls related to the design of its control to contemplate all the relevant authoritative accounting guidance when considering securities of a subsidiary that are convertible into its parent entity’s common stock in the calculation of earnings per share and further concluded such deficiency represented a material weakness. Our remediation plan included steps to design and implement new controls as well as expand training related to the accounting considerations for complex financing transactions, and we have since concluded that this material weakness has been remediated.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the New York Stock Exchange (“NYSE”). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. However, as an emerging growth company, an attestation of an independent registered public accounting firm will initially not be required. We are continuing to develop and refine our disclosure controls and other procedures. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. We may need to upgrade our legacy information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, which could negatively impact the price of our securities.
Our management and other personnel will need to devote a substantial amount of time to compliance initiatives applicable to public companies, including compliance with Section 404 and the evaluation of the effectiveness of our internal controls over financial reporting within the prescribed timeframe, as well as the remediation of the material weakness that we have identified. We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future and we may discover additional deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner. In the event that we are not able to remediate our existing material weakness, or if we identify additional deficiencies, we may be required to further restate our financial statements and our results of operations and financial condition could be negatively affected.
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
Our ability to operate our platform depends, in part, upon our proprietary technology. We may be unable to protect our proprietary technology effectively, which would allow competitors to duplicate our machine learning models or machine learning enabled underwriting platform and adversely affect our ability to compete with them. We rely on a combination of copyright, trade secret, trademark laws and other rights, as well as confidentiality procedures, contractual provisions and our information security infrastructure to protect our proprietary technology, processes and other intellectual property. We do not currently have patent protection on our intellectual property. The steps we take to protect our intellectual property rights may be inadequate. For example, a third party may attempt to reverse engineer or otherwise obtain and use our proprietary technology without our consent. The pursuit of a claim against a third party for infringement of our intellectual property could be costly, and there can be no guarantee that any such efforts would be successful. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.
Our proprietary technology, including our machine learning models, may actually or may be alleged to infringe upon third-party intellectual property, and we may face intellectual property challenges from such other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes. If we are unsuccessful, such claim or litigation could result in a requirement that we pay significant damages or licensing fees, or we could in some circumstances be required to make changes to our business to avoid such infringement, which would negatively impact our financial performance. We may also be obligated to indemnify parties or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.
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
Any significant disruption in our platform could prevent us from processing loan applicants and servicing loans, reduce the effectiveness of our machine learning models and result in a loss of bank partners or borrowers.
In the event of a system outage or other event resulting in data loss or corruption, our ability to process loan applications, service loans or otherwise facilitate loans on our platform would be adversely affected. We also rely on facilities, components, and services supplied by third parties, including data center facilities and cloud storage services. We host our platform using Amazon Web Services (“AWS”), a provider of cloud infrastructure services. In the event that our AWS service agreement is terminated, or there is a lapse of service, interruption of internet service provider connectivity or damage to AWS data centers, we could experience interruptions in access to our platform as well as delays and additional expense in the event we must secure alternative cloud infrastructure services. Any interference or disruption of our technology and underlying infrastructure or our use of third-party services could adversely affect our relationships with our bank partners and the overall user experience of our platform. Also, as our business grows, we may be required to expand and improve the capacity, capability and reliability of our infrastructure. If we are not able to effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to reliably support our business, our business, financial condition and results of operations could be adversely affected.
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
A significant number of consumers that apply for a loan on Opploans.com learn about and access Opploans.com through the website of a loan aggregator, typically with a hyperlink from such loan aggregator’s website to a landing page on our website. For example, in 2020, 2021 and 2022, approximately 13.5%, 18.5%% and 22.8%, respectively, of our net loan issuances were derived from traffic from our top three loan aggregators. Our agreements with these loan aggregators generally provide that either party may terminate the agreement immediately upon a material breach of any provision of the agreement or at any time, with or without cause, by providing advance written notice. Even during the term of the agreements, loan aggregators may not be required to display offers from Opploans.com or prohibited from working with our competitors or from offering competing services. There is also no assurance that our top loan aggregators will continue to contract with us on commercially reasonable terms or at all.
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
Our proprietary machine learning models rely in part on the use of loan applicant and borrower data and other third-party data, and if we lose the ability to use such data, or if such data contain inaccuracies, our business could be adversely affected.
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
If loans originated by us or loans originated by our bank partners were found to violate the laws of one or more states, whether at origination or after sale of participation rights by the originating bank partner, loans facilitated through our platform may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations.
When establishing the interest rates and structures (and the amounts and structures of certain fees constituting interest under federal banking law, such as origination fees, late fees and non-sufficient funds fees) that are charged to borrowers on loans originated on our platform, our bank partners rely on certain authority under federal law to export the interest rate requirements of the state where each bank partner is located to borrowers in other states. Further, certain of our bank partners and capital sources rely on the ability of subsequent holders to continue charging such rate and fee structures and enforce other contractual terms agreed to by our bank partners that are permissible under federal and applicable state banking laws following the acquisition of the loans. The current annual percentage rates of the installment loans facilitated through our platform, for the year ended December 31, 2022 typically range from approximately 59% to 160%. In some states, the interest rates of certain loans facilitated on our platform exceed the maximum interest rate permitted for consumer loans made by non-bank lenders to borrowers residing in, or that have nexus to, such states. In addition, the rate structures for loans facilitated on our platform may not be permissible in all states for non-bank lenders and/or the amount or structures of certain fees charged in connection with loans facilitated on our platform may not be permissible in all states for non-bank lenders.
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
While we believe that Program Loans made through the OppFi platform pursuant to the Program are constitutionally and statutorily exempt from the CFL because the Program Loans are made by state-chartered banks located in Utah and because federal law permits state-chartered banks to export the interest rates allowed in their chartering state to any other state in the country, we cannot assure you that we will prevail in our action against the DFPI or that we will not otherwise be unable to prevent the DFPI from enforcing interest rate caps under the CFL against us. As of December 31, 2022, more than 8% of our finance receivables portfolio was related to loans originated in the State of California, and if we become subject to the CFL interest rate cap of 36%, our bank partners’ ability to originate Program Loans in California could suffer. This could have an adverse effect on our relationships with our bank partners and financing sources, who may choose not to finance our purchase of participation interests in loans originated by our bank partners on our platform in California, and our ability to maintain and grow our finance receivables portfolio, and potentially subject us to fines damages, and other penalties or consequences, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
• the Executive Orders and regulations promulgated by the Office of Foreign Assets Control under the U.S. Treasury Department related to the administration and enforcement of sanctions against foreign jurisdictions and persons that threaten U.S. foreign policy and national security goals, primarily to prevent targeted jurisdictions and persons from accessing the U.S. financial system; and
• federal and state securities laws, including, among others, the Securities Act of 1933, as amended, or the Securities Act, the Exchange Act, the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act of 1940 (referred to as the IAA) and the Investment Company Act of 1940, as amended, or the Investment Company Act, rules and regulations adopted under those laws, and similar state laws and regulations, which govern how we offer, sell and transact in our loan financing products; and other state-specific and local laws and regulations.
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
Internet-based loan origination processes may give rise to greater risks than paper-based processes and may not always be allowed under state law.
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
As the regulatory framework for machine learning technology evolves, our business, financial condition and results of operations may be adversely affected.
The regulatory framework for machine learning technology is evolving and remains uncertain. It is possible that new laws and regulations will be adopted in the United States, or existing laws and regulations may be interpreted in new ways, that would affect the operation of our platform and the way in which we use machine learning technology, including with respect to fair lending laws. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
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
Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. As of December 31, 2022, we had approximately $345 million outstanding principal under these term loans and revolving credit facilities. These borrowings are generally secured by all the assets of the company that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to our SPEs. These credit agreements contain operating and financial covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain transactions and limitations on distributions and stock repurchases. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our credit agreements, requiring a waiver from our lenders. Our ability to comply with or renegotiate these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under such agreements and any future financial agreements into which we may enter. If we were to default on our credit obligations and such defaults were not waived, our lenders may require repayment of any outstanding debt and terminate their agreements with us.
In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. We generally hold these loans or participation rights on our balance sheet until we can liquidate them. As of December 31, 2022, outstanding borrowings under these warehouse credit facilities were $296 million. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information about our term loans and revolving loan facilities.
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
Some of our borrowings carry a floating rate of interest linked to the London Inter-bank Offered Rate, or LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority (“FCA”), announced that it intended to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In response, the Alternative Reference Rates Committee (“ARRC”), made up of financial and capital market institutions, was convened to address the replacement of LIBOR in the U.S. The ARRC identified a potential successor to LIBOR in the Term Secured Overnight Financing Rate (“TSOFR”) and has crafted a plan to facilitate the transition. In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted, providing that LIBOR-based contracts that lack practicable replacement benchmarks will automatically transition to the applicable reference rates recommended by the Federal Reserve. In December 2022, the Federal Reserve issued a Final Rule establishing benchmark replacements based on TSOFR. However, the ICE Benchmark Administration (“IBA”), the authorized and regulated administrator of LIBOR, expects to continue publishing some LIBOR tenors until June 2023 and may be compelled to continue publishing other tenors under a different methodology after the FCA completes a consultation and makes a final determination on the matter (expected in 2023). While our agreements generally include alternative rates to LIBOR, if a change in indices results in interest rate increases on our debt, debt service requirements will increase, which could adversely affect our cash flow and results of operations. We do not expect a materially adverse change to our financial condition or liquidity as a result of any such changes or any other reforms to LIBOR that may be enacted in the United States, the United Kingdom or elsewhere.
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
At December 31, 2022, (i) the Company’s public stockholders owned approximately 13.5% of the Company’s Common Stock and the Members owned approximately 86.5% of the Company’s Common Stock. The ownership percentage does not take into account (i) the Warrants; (ii) the issuance of any shares under the OppFi Inc. 2021 Equity Incentive Plan or the OppFi Inc. 2021 Employee Stock Purchase Plan; or (iii) any shares of Class A Common Stock that may be repurchased pursuant to the Repurchase Program (as defined below). To the extent that any shares of Class A Common Stock are issued upon exercise of the Warrants or pursuant to our incentive plan or employee stock purchase plan, current stockholders may experience substantial dilution, and to the extent any shares of Class A Common Stock are repurchased pursuant to the Repurchase Program, the relative ownership interest of the Members will increase. This dilution, or increase in the relative ownership interest of the Members could, among other things, further limit the ability of our current stockholders to influence management of our company.
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
Currently, approximately 69.4 million Retained OppFi-LLC Units (“Initial Shares”) may be exchanged for shares of our Class A Common Stock by the Members pursuant to the Members’ Exchange Rights, and may be sold without any contractual restriction by the Members. Pursuant to the lock-up restrictions agreed to in connection with the Investor Rights Agreement, beginning on the nine month anniversary of the Closing (unless earlier waived by the Company in its capacity as the sole manager of OppFi-LLC), or with respect to the Earnout Units, on such later date the Earnout Units are earned in accordance with the Business Combination Agreement, all of the Retained OppFi-LLC Units held by the Members may be exchanged, upon the exercise of such Members’ Exchange Rights, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the OppFi-LLC A&R LLCA. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Initial Shares and the Earnout Units), the Members will own 86.5% of our Class A Common Stock.
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
In January 2022, we announced a program to repurchase up to $20.0 million in the aggregate of shares of Class A Common Stock (“Repurchase Program”). The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and the

Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that we repurchase under the Repurchase Program, OppFi-LLC will redeem one OppFi Unit held by the Company, decreasing the percentage ownership of OppFi-LLC by the Company and relatively increasing the ownership by the Members. The Repurchase Program will expire in December 2023. As of December 31, 2022, we purchased approximately $2.5 million of shares of Class A Common Stock under the Repurchase Program.
We cannot guarantee that any additional shares of Class A Common Stock will be repurchased under the Repurchase Program or that it will enhance long-term stockholder value. The Repurchase Program could affect the trading price of our securities and increase volatility, and any announcement of a pause in, or termination of, this program may result in a decrease in the trading price of our securities. In addition, this program could diminish our cash reserves.
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
The price of our securities may fluctuate. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the Over-the-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited.

The capital and credit markets have recently experienced extreme volatility and economic disruption, most recently due to the takeover by the FDIC of both SVB and Signature Bank in March 2023. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. The volatility resulting from the failures of SVB and Signature Bank has particularly impacted the price of securities issued by financial institutions and participants in the financial services industry generally, including ours.

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
• sales of substantial amounts of Class A Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur; and
• general economic and political conditions such as recessions, interest rates, inflation, monetary policy changes, fuel prices, international currency fluctuations and acts of war or terrorism.
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
• changes in interest rates;
• impairment of assets;
• macroeconomic conditions, including inflation and interest rate changes, both nationally and locally;
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
A recent ruling by the Court of Chancery in Delaware introduced uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (the “DGCL”) required a separate vote in favor of at least a majority of the outstanding shares of Class A Common Stock, in addition to a vote in favor of at least a majority of the outstanding shares of Class A and Class B Common Stock, voting together as a single class, to properly authorize an increase or decrease in the aggregate number of authorized shares of such Class A Common Stock. At a special meeting of the stockholders of the Company held on July 16, 2021 (the “Special Meeting”), a majority of the then-outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, voting together as a single class, voted to approve the Company’s Second Amended and Restated Certificate of Incorporation, which, among other things, increased the authorized capital stock from 401,000,000 shares, consisting of 380,000,000 shares of Class A Common Stock, 20,000,000 shares of Class B Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 per share, to 501,000,000 shares, consisting of 500,000,000 shares of common stock, including (i) 379,000,000 shares of Class A Common Stock, (ii) 6,000,000 shares of Class B Common Stock, and (iii) 115,000,000 shares of Class V Voting Stock and 1,000,000 shares of preferred stock by creating an additional 100,000,000 shares of common stock (the “Capitalization Amendment”). Notwithstanding the fact that the proxy statement relating to the Special Meeting did not disclose that a separate vote of the Class A Common Stock was required, a majority of the then-outstanding shares of Class A Common Stock voted in favor of the Capitalization Amendment. Accordingly, we do not believe that the Delaware ruling applies to us. However, if the Court of Chancery in Delaware were to determine that this ruling does apply to us, this or any other failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations and, with respect to the Capitalization Amendment, require us to seek relief with the Delaware Court of Chancery.
We are a “controlled company” within the meaning of NYSE rules and, as a result, are exempt from certain corporate governance requirements.
So long as Schwartz Capital Group, LTHS Capital Group, or TGS Capital Group (f/k/a Todd Schwartz Capital Group), and any of their respective permitted transferees (collectively, the “SCG Holders”) and their affiliates maintain holdings of more than 50% of the voting power of our capital stock, we will be a “controlled company” within the meaning of NYSE corporate governance standards. Under these standards, a company need not comply with certain corporate governance requirements, including the requirements that:
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
The SCG Holders and their affiliates collectively hold 86.5% of total voting power of all outstanding shares of Common Stock, voting together as a single class. Additionally, the Company has entered into the Investor Rights Agreement, pursuant to which the SCG Holders’ Representative has the right to nominate five directors to the Board.
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
We have outstanding (i) Public Warrants to purchase 11,887,500 shares of Class A Common Stock, (ii) Private Placement Unit Warrants to purchase 231,250 shares of Class A Common Stock, (iii) Underwriter Warrants to purchase 59,437 shares of Class A Common Stock, (iv) Founder Warrants to purchase 2,248,750 shares of Class A Common Stock, and (v) $15 Exercise Price Warrants to purchase 912,500 shares of Class A Common Stock. The shares of Class A Common Stock issuable upon exercise of our Warrants will result in dilution to the then existing holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of shares Class A Common Stock in the public market could adversely affect the market price of our Class A Common Stock.
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
Approximately 69.4 million Initial Shares currently may be exchanged for shares of our Class A Common Stock by the Members pursuant to the Members’ Exchange Rights, and may be sold without any contractual restriction by the Members. Pursuant to the lock-up restrictions agreed to into in connection with the Investor Rights Agreement, beginning on the nine month anniversary of the Closing (unless earlier waived by the Company in its capacity as the sole manager of OppFi-LLC), or with respect to the Earnout Units, on such later date the Earnout Units are earned in accordance with the Business Combination Agreement, each Retained OppFi-LLC Unit (other than the Initial Shares) held by the Members may be exchanged, upon the exercise of such Members’ Exchange Rights, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common

Stock, pursuant to the terms and conditions of the OppFi-LLC A&R LLCA. The deemed exchanges in the business combination and any exchanges pursuant to the OppFi-LLC A&R LLCA, are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of OppFi-LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
OppFi’s corporate headquarters is located in Chicago, Illinois and consists of approximately 79,928 square feet under a lease that expires in 2030. We sublease 10,481 square feet to a subtenant under a three-year lease that expires on August 31, 2025. OppFi believes that its facilities are adequate for its current needs and that, if necessary, additional facilities will be available to accommodate the expansion of its business. We do not own any real property.

ITEM 3.    LEGAL PROCEEDINGS
See “Legal contingencies” of Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholders
The Company’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “OPFI.” As of March 24, 2023, there were 26 stockholders of record of our Class A Common Stock and 1 stockholder of record of our Class V Voting Stock. In addition to holders of record of our Class A Common Stock, we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock is held of record by banks, brokers, and other financial institutions.

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

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
On January 6, 2022, OppFi announced that its Board of Directors (“Board”) had authorized the Repurchase Program. Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable legal requirements. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate OppFi to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that OppFi repurchases under the Repurchase Program, OppFi-LLC will redeem one Class A common unit of OppFi-LLC held by OppFi, decreasing the percentage ownership of OppFi-LLC by OppFi and relatively increasing the ownership by the Members. The Repurchase Program will expire in December 2023. There was no repurchase activity during the fourth quarter of 2022.

Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to equity compensation plans will be set forth in the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2022.

ITEM 6.     [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
OVERVIEW

OppFi is a mission-driven fintech platform that helps everyday Americans gain access to credit with digital specialty finance products. The Company’s platform powers banks to offer accessible lending products through its proprietary technology and top-rated customer experience. OppFi’s primary mission is to facilitate financial inclusion and credit access to the 60 million everyday Americans who lack access to traditional credit with digital specialty finance products and an unwavering commitment to its customers.

OppFi works with banks to facilitate short-term lending options for everyday Americans who lack access to mainstream financial products. OppFi’s financial technology platform focuses on helping these consumers build a better financial path. Customers on OppFi’s platform benefit from a highly automated, transparent, efficient, and fully digital experience. The banks that work with OppFi benefit from its turn-key, outsourced marketing, data science, and proprietary technology to digitally acquire, underwrite and service these consumers.

OppFi’s primary products are offered by its OppLoans lending platform. Customers on this platform are U.S. consumers, who are employed, have bank accounts, and generally earn median wages. The average installment loan facilitated by OppFi is approximately $1,500, payable in installments and with an average contractual term of 11 months. Neither SalaryTap nor OppFi Card contributed meaningfully to OppFi’s results during the year ended December 31, 2022.

Unless the context otherwise requires, all references in this section to “OppFi” or the “Company” refers to Opportunity Financial, LLC (“OppFi-LLC”) and its subsidiaries prior to the closing (the “Closing”) of the Business Combination, or to OppFi Inc. and its subsidiaries from and after the Business Combination.

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

Following the Closing, OppFi is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of December 31, 2022, OppFi owned approximately 13.5% of the OppFi Units and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. Each Retained OppFi Unit held by the Members may be exchanged, subject to certain conditions, for either one share of Class A Common Stock or, at the election of OppFi, in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (the “Exchange Rights”). OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC. Each share of Class V Voting Stock entitles OFS to one vote per share at any annual or special meeting of the stockholders of OppFi, voting together with the holders of Class A Common Stock as a single class, but the shares of Class V Voting Stock do not entitle OFS to any economic rights in OppFi.
RECENT DEVELOPMENTS

Key recent events impacting our business are as follows:
•On December 14, 2022, the Company entered into a revolving line of credit agreement with an affiliate of Castlelake L.P. that provides maximum borrowings of $150.0 million at an interest rate equal to the Term Secured Overnight Financing Rate plus 7.50% and a maturity date of December 14, 2026. This facility is intended to finance receivables growth and repay outstanding borrowings under the revolving line of credit with Ares Agent Service, L.P., originally entered into on January 23, 2018. Accordingly, on December 14, 2022, the Company terminated its revolving credit agreement with Ares Agent Service, L.P., and repaid the approximately $109.0 million in related outstanding obligations.
•On December 31, 2022, the Company reclassified OppFi Card finance receivables as held for sale. Assets held for sale are assets in which management has the intent to sell in the foreseeable future. There are no assurances regarding the timing or conclusion of a potential sale of OppFi Card finance receivables.

HIGHLIGHTS

Our financial results as of and for the year ended December 31, 2022 are summarized below:
•Basic and diluted earnings per share (“EPS”) of $0.51 and $0.05 for the year ended December 31, 2022, respectively;
•Adjusted EPS(1) of $0.06 for the year ended December 31, 2022;
•Net originations increased 27% to $758.2 million from $595.1 million for the years ended December 31, 2022 and 2021, respectively;
•Ending receivables increased 19% to $402.9 million from $337.5 million as of December 31, 2022 and 2021, respectively;
•Total revenue increased 29% to $452.9 million from $350.6 million for the years ended December 31, 2022 and 2021, respectively;
•Net income decreased 96% to $3.3 million from $89.8 million for the years ended December 31, 2022 and 2021 respectively; and
•Adjusted net income(1) decreased 92% to $5.0 million from $65.8 million for the years ended December 31, 2022 and 2021, respectively.

(1) Adjusted EPS and Adjusted Net Income are non-Generally Accepted Accounting Principles (“GAAP”) financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see the section titled “Non-GAAP Financial Measures” below.
Key Performance Metrics

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the years ended December 31, 2022 and 2021.

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

The following table presents total net originations (defined as gross originations net of transferred balance on refinanced loans), percentage of net originations by bank partners, and percentage of net originations by new loans for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Total net originations	$758,208	$595,079	$163,129	27.4%
Percentage of net originations by bank partners	94.6%	90.6%	N/A	4.4%
Percentage of net originations by new loans	51.5%	46.2%	N/A	11.5%

Net originations increased to $758.2 million for the year ended December 31, 2022, from $595.1 million for the year ended December 31, 2021. The 27.4% increase was driven by increased demand resulting in higher application volume and an increase in funded rate (defined as funded loans over qualified applications).

Our origination mix continues to shift towards a servicing / facilitation model for bank partners from a direct origination model. Total net originations by our bank partners increased to 94.6% for the year ended December 31, 2022, from 90.6% for the year ended December 31, 2021.

In addition, our net originations saw an increase in the percentage of new loans compared to refinanced loans as we continued to drive growth through increased marketing spend and tightened credit criteria on refinanced loans earlier in the year. Total net originations of new loans as percentage of total loans increased to 51.5% for the year ended December 31, 2022 from 46.2% for the year ended December 31, 2021.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of December 31, 2022 and 2021 (in thousands):

			Change
	2022	2021	$	%
Ending receivables	$402,910	$337,529	$65,381	19.4%

Ending receivables increased to $402.9 million as of December 31, 2022 from $337.5 million as of December 31, 2021. The 19.4% increase was primarily driven by growth in originations in 2022. Ending receivables as of December 31, 2022 do not include OppFi Card receivables due to their reclassification as held for sale.

Average Yield

Average yield represents interest income from the period as a percent of average receivables. Receivables are defined as the unpaid principal balances of loans. The following table presents average yield for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	%
Average yield	118.9%	126.9%	(6.3)%

Average yield decreased to 118.9% for the year ended December 31, 2022, from 126.9% for the year ended December 31, 2021. The 6.3% decrease was driven by an increase in delinquent loans in the portfolio as a result of lower quality loans originated prior to credit adjustments implemented earlier in 2022 that were not accruing interest and an increase in enrollment in our hardship and assistance programs, which provide payment relief due to natural disasters, loss of income, increase in expenses, or other unpredictable events such as COVID-19.

Net Charge-Offs as a Percentage of Average Receivables

Net charge-offs as a percentage of average receivables represents total charge-offs from the period less recoveries as a percent of average receivables. Receivables are defined as the unpaid principal balances of loans. Our charge-off policy is based on a review of delinquent finance receivables on a loan by loan basis. Finance receivables are charged off at the earlier of the time when accounts reach 90 days past due on a recency basis, when we receive notification of a customer bankruptcy, or when finance receivables are otherwise deemed uncollectible.

The following table presents net charge-offs as a percentage of average receivables for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	%
Net charge-offs as % of average receivables	61.7%	37.5%	64.5%

Net charge-offs as a percentage of average receivables increased by 64.5% to 61.7% for the year ended December 31, 2022, from 37.5% for the year ended December 31, 2021. The increase for the year ended December 31, 2022 is a result of the cumulative effects of elevated inflation and the charge off of lower quality loans originated prior to credit adjustments implemented earlier in 2022. Additionally, credit adjustments decelerated origination growth in the second half of the year and therefore impacted the denominator of the net charge-off rate.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan advocate or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate as of December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	%
Auto-approval rate	67.8%	60.0%	13.0%

Auto-approval rate increased by 13.0% as of December 31, 2022 to 67.8%, from 60.0% as of December 31, 2021, driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2022 and 2021

The following table presents our consolidated results of operations for the years ended December 31, 2022 and 2021 (in thousands, except number of shares and per share data).

	Year Ended December 31,		Change
	2022	2021	$	%
Interest and loan related income	$451,448	$349,029	$102,419	29.3%
Other revenue	1,411	1,539	(128)	(8.3)
Total revenue	452,859	350,568	102,291	29.2
Change in fair value of finance receivables	(233,959)	(85,960)	(147,999)	172.2
Provision for credit losses on finance receivables	(1,940)	(929)	(1,011)	108.8
Net revenue	216,960	263,679	(46,719)	(17.7)
Expenses:
Sales and marketing	54,407	52,622	1,785	3.4
Customer operations	42,314	40,260	2,054	5.1
Technology, products, and analytics	33,439	27,442	5,997	21.9
General, administrative, and other	57,980	61,842	(3,862)	(6.2)
Total expenses before interest expense	188,140	182,166	5,974	3.3
Interest expense	35,162	24,256	10,906	45.0
Total expenses	223,302	206,422	16,880	8.2
(Loss) income from operations	(6,342)	57,257	(63,599)	(111.1)
Change in fair value of warrant liability	9,352	26,405	(17,053)	(64.6)
Gain on forgiveness of PPP loan	—	6,444	(6,444)	(100.0)
Other income	53	—	53	—
Income before income taxes	3,063	90,106	(87,043)	(96.6)
Income tax (benefit) expense	(277)	311	(588)	(189.1)
Net income	3,340	89,795	(86,455)	(96.3)
Less: net (loss) income attributable to noncontrolling interest	(3,758)	64,241	(67,999)	(105.8)
Net income attributable to OppFi Inc.	$7,098	$25,554	$(18,456)	(72.2)%

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.51	$1.93
Diluted	$0.05	$0.48
Weighted average common shares outstanding:
Basic	13,913,626	13,218,119
Diluted	84,256,084	84,474,039

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based only on the interest method. We also earn revenue from referral fees related primarily to our turn-up program, which represented 0.2 % of total revenue for the year ended December 31, 2022.

Total revenue increased by $102.3 million, or 29.2%, to $452.9 million for the year ended December 31, 2022 from $350.6 million for the year ended December 31, 2021. The increase was due to higher receivables balances throughout the year, which was driven by both higher beginning balances and origination growth.

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

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $234.0 million for the year ended December 31, 2022, which was comprised of $232.3 million of net charge-offs and a fair market value adjustment of $1.7 million, up from $86.0 million for the year ended December 31, 2021, which was comprised of $103.4 million of net charge-offs partially offset by a fair market value adjustment of $17.4 million. The fair value mark decreased primarily due to an increase in the loss rate as a result of an increase in delinquent loans in the portfolio, as well as an increase in the discount rate, partially offset by an increase in the weighted average interest rate of the portfolio.

For the year ended December 31, 2021, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for our SalaryTap and OppFi Card products. For the year ended December 31, 2022, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for our SalaryTap product only, due to the reversal of the provision related to OppFi Card as a result of its reclassification as held for sale. Total provision increased by $1.0 million, or 108.8%, to $1.9 million for the year ended December 31, 2022 from $0.9 million for the year ended December 31, 2021 due to the increase in gross charge-offs on the SalaryTap product from its launch.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and total provision costs. Total net revenue decreased by $46.7 million, or 17.7%, to $217.0 million for the year ended December 31, 2022 from $263.7 million for the year ended December 31, 2021. This decrease was due to the rise in gross charge-offs, which offset higher total revenues.

Expenses

Expenses include costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses increased by $16.9 million, or 8.2%, to $223.3 million for the year ended December 31, 2022, from $206.4 million for the year ended December 31, 2021. The increase in expenses was primarily related to elevated interest expense as a result of increased debt draws to support higher receivables balances and a rising interest rate environment, higher direct marketing costs to drive higher new originations, higher payment processing fees as a result of higher volume, and further investment in technology infrastructure. Despite the overall increase in expenses, expenses as a percent of total revenue decreased from 58.9% to 49.3% for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to headcount reductions and vendor savings implemented in the first half of 2022.

(Loss) Income from Operations

(Loss) income from operations is the difference between net revenue and expenses. Total income from operations decreased by $63.6 million, or 111.1%, to $(6.3) million for the year ended December 31, 2022, from $57.3 million for the year ended December 31, 2021. This decrease was due to lower net revenue and higher expenses for the year ended December 31, 2022 as a result of the reasons discussed above.

Gain on Forgiveness of PPP Loan

Gain on forgiveness of PPP Loan for the year ended December 31, 2021 included the gain from an unsecured loan of $6.4 million in connection with the U.S. Small Business Administration's (“SBA”) Paycheck Protection Program (the “PPP Loan”).

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability totaled $9.4 million for the year ended December 31, 2022 and $26.4 million for the year ended December 31, 2021. This warrant liability arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Other Income

Other income totaled $0.1 million for the year ended December 31, 2022 and $0.0 million for the year ended December 31, 2021. Other income includes the income related to the Company subleasing one floor of its office space.

Income Before Income Taxes

Income before income taxes is the sum of (loss) income from operations, the gain on forgiveness of PPP Loan, the change in fair value of warrant liability, and other income. Income before income tax decreased by $87.0 million, or 96.6%, to $3.1 million for the year ended December 31, 2022, from $90.1 million for the year ended December 31, 2021.

Income Tax (Benefit) Expense

OppFi Inc. recorded an income tax benefit of $0.3 million for the year ended December 31, 2022, an increase of $0.6 million from income tax expense of $0.3 million for the year ended December 31, 2021.

Net Income

Net income decreased by $86.5 million, or 96.3%, to $3.3 million for the year ended December 31, 2022, from $89.8 million for the year ended December 31, 2021.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. decreased by $18.5 million, or 72.2%, to $7.1 million for the year ended December 31, 2022, from $25.6 million for the year ended December 31, 2021. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company, the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, and the Company’s approximate percentage interest in the non-controlling interest. For the year ended December 31, 2022, the underlying income or expense components that are attributable to OppFi Inc. include the gain on change in fair value of warrant liabilities of $9.4 million and tax benefit of $0.3 million, partially offset by payroll and stock compensation expense of $0.8 million, general and administrative expense of $0.7 million, and board fees of $0.4 million, for total income attributable to OppFi Inc. of $7.8 million. The income also includes OppFi Inc.’s percentage interest in the income attributable to non-controlling interest of $(0.7) million, for net income attributable to OppFi Inc. of $7.1 million. For the year ended December 31, 2021, the underlying income or expense components that are attributable to OppFi Inc. include gain on change in fair value of warrant liabilities of $26.4 million and tax benefit of $0.2 million, partially offset by payroll and stock compensation expense of $2.5 million, general and administrative expense of $1.1 million, and board fees of $0.2 million, for total income attributable to OppFi Inc. of $22.8 million. The income also includes OppFi Inc.’s percentage interest in the income attributable to non-controlling interest of $2.7 million, for net income attributable to OppFi Inc. of $25.6 million. Prior to the consummation of the Business Combination on July 20, 2021, there was no income attributable to OppFi Inc. as OppFi-LLC was the only reportable entity.

Condensed Balance Sheets

Comparison of the years ended December 31, 2022 and 2021

The following table presents our condensed balance sheet as of December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Assets
Cash and restricted cash	$49,670	$62,362	$(12,692)	(20.4)%
Finance receivables at fair value	457,296	383,890	73,406	19.1
Finance receivables at amortized cost, net	643	4,220	(3,577)	(84.8)
Other assets	72,230	51,634	20,596	39.9
Total assets	$579,839	$502,106	$77,733	15.5%
Liabilities and stockholders’ equity
Current liabilities	$29,558	$35,695	$(6,137)	(17.2)%
Other liabilities	42,183	23,272	18,911	81.3
Total debt	347,060	274,021	73,039	26.7
Warrant liability	1,888	11,240	(9,352)	(83.2)
Total liabilities	420,689	344,228	76,461	22.2
Total stockholders’ equity	159,150	157,878	1,272	0.8
Total liabilities and stockholders’ equity	$579,839	$502,106	$77,733	15.5%

Total cash and restricted cash decreased by $12.7 million as of December 31, 2022 compared to December 31, 2021, driven by an increase in originated loans relative to the timing of received payments. Finance receivables at fair value increased by $73.4 million as of December 31, 2022 compared to December 31, 2021 due to high demand and origination volume for the year ended December 31, 2022. Finance receivables at amortized cost decreased by $3.6 million primarily due to the reclassification of OppFi Card finance receivables as held for sale under other assets. Other assets as of December 31, 2022 increased by $20.6 million compared to December 31, 2021, primarily driven by the addition of an operating lease right of use asset of $13.6 million related to the Company’s headquarters due to the adoption of a new accounting standard, the reclassification of OppFi Card finance receivables as held for sale, and an increase in amortized debt issuance costs of $2.5 million.

Current liabilities decreased by $6.1 million as of December 31, 2022 compared to December 31, 2021, driven by the decrease in accrued expenses of $6.4 million. Other liabilities increased by $18.9 million as of December 31, 2022 compared to December 31, 2021, driven by the addition of an operating lease liability of $16.6 million and an increase in the tax receivable agreement liability of $2.4 million. Total debt increased by $73.0 million as of December 31, 2022 compared to December 31, 2021, driven by an increase in utilization of revolving lines of credit of $93.1 million and new notes payable related to insurance premium financing of $1.6 million, which was partially offset by lower secured borrowing payables of $21.7 million. Total equity increased by $1.3 million as of December 31, 2022 compared to December 31, 2021, driven by net income and stock-based compensation, partially offset by treasury stock as a result of repurchases made under the Company’s share repurchase program.

NON-GAAP FINANCIAL MEASURES

Comparison of the years ended December 31, 2022 and 2021

We believe that the provision of non-GAAP financial measures in this report, including Adjusted EPS, Adjusted EBITDA, Adjusted EBT, and Adjusted Net Income can provide useful measures for period-to-period comparisons of our business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with GAAP measures, should not be considered an alternative to any measure of financial performance calculated and presented in accordance with GAAP, and may not be comparable to the non-GAAP financial measures of other companies.

Adjusted EBT, Adjusted Net Income, and Adjusted EBITDA

Adjusted EBT is a non-GAAP measure defined as our GAAP net income adjusted to eliminate the effect of certain items as shown below, including provision for income taxes, debt issuance cost amortization, and other addbacks and one-time expenses. Adjusted Net Income is a non-GAAP measure defined as our Adjusted EBT less pro forma taxes for comparison purposes. We believe that Adjusted EBT and Adjusted Net Income are important measures because they allows management, investors, and our board of directors to evaluate and compare our operating results from period-to-period by making the adjustments described below.

Adjusted EBITDA is a non-GAAP measure defined as our Adjusted Net Income adjusted for the items as shown below, including pro forma and business (non-income) taxes, depreciation and amortization, and interest expense. We believe that Adjusted EBITDA is an important measure because it allows management, investors, and our board of directors to evaluate and compare our operating results from period-to-period by making the adjustments described below. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of taxes, certain non-cash items, variable charges, and timing differences.

Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-recurring items (such as transaction-related costs with respect to our business combination), non-cash expenditures (such as depreciation and amortization, changes in the fair value of warrant liabilities, and expenses related to stock compensation), or are not related to our underlying business performance (such as interest expense). We believe these adjustments provide investors with a comparative view of expenses that the Company expects to incur on an ongoing basis.

	Year Ended December 31,		Variance
(in thousands, except share and per share data) Unaudited	2022	2021	~~%~~
Net income	$3,340	$89,795	(96.3)%
(Benefit) provision for income taxes	(277)	311	(189.1)
Debt issuance cost amortization	2,372	2,310	2.7
Other addbacks and one-time expenses, net(a)	1,127	(8,452)	(113.3)
Adjusted EBT	6,562	83,964	(92.2)
Less: pro forma taxes(b)	(1,586)	(18,145)	(91.3)
Adjusted net income	4,976	65,819	(92.4)
Pro forma taxes(b)	1,586	18,145	(91.3)
Depreciation and amortization	13,581	10,282	32.1
Interest expense	32,789	21,946	49.4
Business (non-income) taxes	934	665	40.5
Adjusted EBITDA	$53,866	$116,857	(53.9)%

Adjusted EPS	$0.06	$0.78
Weighted average diluted shares outstanding	84,256,084	84,474,039

(a) For the year ended December 31, 2022, other addbacks and one-time expenses of $1.1 million included a $(9.4) million addback due to the change in fair value of the warrant liabilities, $0.1 million in income related to the sublease of Company office space, $0.1 million in expenses related to one-time legal costs, $2.0 million in expenses related to severance, $1.0 million in expenses related to retention, $3.6 million in expenses related to the impairment of OppFi Card finance receivables as a result of their reclassification as held for sale, $0.5 million in expenses related to the impairment of the operating lease right of use asset, and $3.4 million in stock-based compensation. For the year ended December 31, 2021, other addbacks and one-time expenses of $(8.5) million included a $(26.4) million addback due to the change in fair value of the warrant liabilities, a $(6.4) million addback due to the gain on forgiveness of PPP Loan, $6.6 million in public company readiness costs prior to the Business Combination, $5.3 million in expenses related to one-time legal, accounting, and other costs related to the Business Combination, $4.2 million in expenses related to warrant valuation, $3.0 million in expenses related to severance, $0.6 million in management and board fees, $1.8 million in recruiting and salary expense, and $3.0 million in profit interest and stock compensation.
(b) Assumes a tax rate of 24.17% for the year ended December 31, 2022 and a tax rate of 21.61% for the year ended December 31, 2021, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes, in order to allow for a comparison with other publicly traded companies.

Adjusted Earnings Per Share

Adjusted EPS is defined as adjusted net income divided by weighted average diluted shares outstanding, which represent shares of both classes of common stock outstanding, excluding 25,500,000 shares related to earnout obligations and including the impact of restricted stock units, performance stock units, and the employee stock purchase plan. We believe that presenting Adjusted EPS is useful to investors and others because, due to the Company’s Up-C structure, Basic EPS calculated on a GAAP basis excludes a large percentage of the Company’s outstanding shares of common stock, which are Class V Voting Stock, and Diluted EPS calculated on a GAAP basis excludes dilutive securities, including Class V Voting Stock, in any period in which the Company reports a loss as dilutive securities are considered to be antidilutive. Shares of the Company’s Class V Voting Stock may be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock. We believe that presenting Adjusted EPS is useful to investors and others because it presents the Company’s Adjusted Net Income on a per share basis based on the shares of the Company’s common stock that would be issued but for, and can be issued as a result of, the Company’s Up-C structure, excluding the forfeitable earnout shares from the Company’s Business Combination. The earnout shares issued in the Business Combination are excluded from the calculation of Adjusted EPS because such earnout shares are subject to potential forfeiture pending the achievement (if any) of certain earnout targets pursuant to the terms of the Business Combination, and we believe that, until such shares are forfeited or no longer subject to forfeiture, it is useful to investors and others to provide per share earnings information based only on those shares that are not subject to forfeiture.

	Year Ended December 31,
(unaudited)	2022	2021
Weighted average Class A Common Stock outstanding	13,913,626	13,218,119
Weighted average Class V Voting Stock outstanding	95,724,487	96,746,990
Elimination of earnouts at period end	(25,500,000)	(25,500,000)
Dilutive impact of restricted stock units	105,928	8,930
Dilutive impact of performance stock units	9,492	—
Dilutive impact of employee stock purchase plan	2,551	—
Weighted average diluted shares outstanding	84,256,084	84,474,039

	Year Ended December 31,
(unaudited)	2022	2021
Adjusted net income (in thousands)	$4,976	$65,819
Weighted average diluted shares outstanding	84,256,084	84,474,039
Adjusted EPS	$0.06	$0.78

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over three years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Unrestricted cash	$16,239	$25,064
Undrawn debt	$136,800	$158,100

As of December 31, 2022, OppFi had $16.2 million in unrestricted cash, a decrease of $8.8 million from December 31, 2021. As of December 31, 2022, OppFi had an additional $136.8 million of unused debt capacity under its financing facilities for future availability, representing a 28% overall undrawn capacity, a decrease from $158.1 million as of December 31, 2021. The reduction in undrawn debt was primarily due to funding of receivables growth. Including total financing commitments of $482.5 million, and cash on the balance sheet of $49.7 million, OppFi had approximately $532.2 million in funding capacity as of December 31, 2022.

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

Cash Flows

The following table presents cash provided by (used in) operating, investing and financing activities during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Net cash provided by operating activities	$243,297	$167,346	$75,951	45.4%
Net cash used in investing activities	(317,244)	(199,470)	(117,774)	(59.0)
Net cash provided by financing activities	61,255	48,829	12,426	(25.4)
Net (decrease) increase in cash and restricted cash	$(12,692)	$16,705	$(29,397)	(176.0)%

Operating Activities

Net cash provided by operating activities was $243.3 million for the year ended December 31, 2022. This was an increase of $76.0 million when compared to net cash provided by operating activities of $167.3 million for the year ended December 31, 2021. Cash provided by operating activities increased due to additional interest and loan related income generated from higher receivables balances compared to the prior year.

Investing Activities

Net cash used in investing activities was $317.2 million for the year ended December 31, 2022. This was an increase of $117.8 million when compared to net cash used in investing activities of $199.5 million for the year ended December 31, 2021, due to higher finance receivables originated and acquired, partially offset by higher finance receivables repaid and recovered.

Financing Activities

Net cash provided by financing activities was $61.3 million for the year ended December 31, 2022. This was an increase of $12.4 million when compared to net cash provided by financing activities of $48.8 million for the year ended December 31, 2021, primarily due to a decrease in member distributions and payment of capitalized transaction costs related to the Business Combination, partially offset by an increase in net payments of secured borrowing payable and decrease in net advances of senior debt.

Financing Arrangements

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. The following is a summary of OppFi’s borrowings as of December 31, 2022 and 2021 (in thousands):

		Borrowing	December 31,	December 31,	Interest Rate as of	Maturity
Purpose	Borrower(s)	Capacity	2022	2021	December 31, 2022	Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$756	$756	$22,443	15.00%	—	(1)

Senior debt
Revolving line of credit	Opportunity Funding SPE III, LLC	$—	$—	$119,000	LIBOR plus 6.00%	January 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche A)	75,000	37,500	45,900	SOFR plus 7.36%	April 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche B)	125,000	121,647	—	SOFR plus 6.75%	June 2026
Revolving line of credit	Opportunity Funding SPE VI, LLC	—	—	30,600	LIBOR plus 7.25%	April 2023
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	7,500	—	7,500	SOFR plus 0.11% plus 3.85%	February 2024
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	91,871	—	SOFR plus 7.50%	December 2026
Revolving line of credit	Gray Rock SPV, LLC	75,000	44,716	—	SOFR plus 7.25%	April 2025
Total revolving lines of credit		432,500	295,734	203,000

Term loan, net	OppFi-LLC	50,000	48,954	48,578	LIBOR plus 10.00%	March 2025
Total senior debt		$482,500	$344,688	$251,578

Note payable	OppFi-LLC	$1,616	$1,616	$—	7.07%	July 2023

(1)	Maturity date extended indefinitely until borrowing capacity is depleted.

LIBOR Transition

In July 2017, the FCA, which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On December 31, 2021, IBA, the administrator of LIBOR, announced plans to cease publication for all USD LIBOR tenors (except the one- and two-week tenors, which ceased on December 31, 2021) on June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York have identified the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. Each of our credit facilities provides for the replacement of LIBOR as discussed above in “Financing Arrangements.” We do not expect the replacement of LIBOR to have any effect on our liquidity or the financial terms of our credit facilities.

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

Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the OppFi’s consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing OppFi’s reported results of operations and financial position. Management believes that the critical accounting policies and estimates listed below require OppFi to make difficult, subjective, or complex judgments about matters that are inherently uncertain:

–Valuation of installment finance receivables accounted for under the fair value option;
–Determination of the allowance for credit losses; and
–Valuation of the public and private warrants.
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
•Remaining life: Remaining life is the time weighted average of the remaining contractual loan term divided by the principal balance at the measurement date. The timing of estimated principal payments is impacted by scheduled amortization of loans, charge-offs, and prepayments.
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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OppFi Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of OppFi Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’/members’ equity and cash flows for each of the three years ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2022 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification Topic 842, Leases. Our opinion is not modified with respect to this matter.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Raleigh, North Carolina
March 28, 2023

OppFi Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2022	2021
Assets
Cash(1)	$16,239	$25,064
Restricted cash(1)	33,431	37,298
Total cash and restricted cash	49,670	62,362
Finance receivables at fair value(1)	457,296	383,890
Finance receivables at amortized cost, net of allowance for credit losses of $96 and $803 as of December 31, 2022 and 2021, respectively, and unearned income of $286 as of December 31, 2021	643	4,220
Settlement receivable(1)	2,000	—
Assets held for sale	550	—
Debt issuance costs, net(1)	4,049	1,525
Property, equipment and software, net	14,039	14,643
Operating lease right of use asset	13,587	—
Deferred tax asset	26,758	25,593
Other assets(1)	11,247	9,873
Total assets	$579,839	$502,106
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable(1)	$6,338	$6,100
Accrued expenses(1)	23,220	29,595
Operating lease liability	16,558	—
Secured borrowing payable(1)	756	22,443
Senior debt, net(1)	344,688	251,578
Note payable	1,616	—
Warrant liabilities	1,888	11,240
Tax receivable agreement liability	25,625	23,272
Total liabilities	420,689	344,228
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of December 31, 2022 and 2021, respectively)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 15,464,480 shares issued and 14,760,566 shares outstanding as of December 31, 2022 and 13,631,484 shares issued and outstanding as of December 31, 2021)	2	1
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of December 31, 2022 and 2021, respectively)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 94,937,285 and 96,338,474 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	9	10
Additional paid-in capital	65,501	61,672
Accumulated deficit	(63,546)	(70,723)
Treasury stock at cost, 703,914 shares as of December 31, 2022	(2,460)	—
Total OppFi Inc.'s stockholders' deficit	(494)	(9,040)
Noncontrolling interest	159,644	166,918
Total stockholders' equity	159,150	157,878
Total liabilities and stockholders' equity	$579,839	$502,106

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

	December 31,
	2022	2021
Assets of consolidated VIEs, included in total assets above
Cash	$—	$46
Restricted cash	24,577	25,780
Total cash and restricted cash	24,577	25,826
Finance receivables at fair value	417,476	379,512
Settlement receivable	2,000	—
Debt issuance costs, net	4,049	1,525
Other assets	108	34
Total assets	$448,210	$406,897
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$109	$25
Accrued expenses	3,428	2,008
Secured borrowing payable	756	22,443
Senior debt, net	295,734	203,000
Total liabilities	$300,027	$227,476

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Interest and loan related income, net	$451,448	$349,029	$290,225
Other revenue	1,411	1,539	789
	452,859	350,568	291,014
Change in fair value of finance receivables	(233,959)	(85,960)	—
Provision for credit losses on finance receivables at amortized cost	(1,940)	(929)	(81,619)
Provision for repurchase liability	—	—	(9,168)
Net revenue	216,960	263,679	200,227
Expenses:
Salaries and employee benefits	59,976	65,049	44,196
Direct marketing costs	58,294	52,462	18,643
Interest expense and amortized debt issuance costs	35,162	24,119	20,667
Interest expense - related party	—	137	561
Depreciation and amortization	13,581	10,282	6,732
Technology costs	13,054	10,064	7,623
Professional fees	12,940	18,838	6,569
Payment processing fees	10,418	7,480	4,123
Occupancy	4,441	3,781	3,091
Impairment of assets held for sale	3,571	—	—
Management fees - related party	—	350	700
General, administrative and other	11,865	13,860	9,806
Total expenses	223,302	206,422	122,711
(Loss) income from operations	(6,342)	57,257	77,516
Other income:
Change in fair value of warrant liability	9,352	26,405	—
Gain on forgiveness of Paycheck Protection Program loan	—	6,444	—
Other income	53	—	—
Income before income taxes	3,063	90,106	77,516
Income tax (benefit) expense	(277)	311	—
Net income	3,340	89,795	$77,516
Less: net (loss) income attributable to noncontrolling interest	(3,758)	64,241
Net income attributable to OppFi Inc.	$7,098	$25,554

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.51	$1.93	$—
Diluted	$0.05	$0.48	$—
Weighted average common shares outstanding:
Basic	13,913,626	13,218,119	—
Diluted	84,256,084	84,474,039	—

Pro forma:
Pro forma income tax expense (unaudited)			$2,304
Pro forma net income (unaudited)			$75,212

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity / Members’ Equity
(in thousands, except share data)

											Total
	Preferred Units		Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Stockholders' Equity /
	Units	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings (Deficit)	Stock	Interest	Members' Equity
Balance, December 31, 2019	41,102,500	$6,660	—	$—	—	$—	$208	$30,579	$—	$—	$37,447
Profit interest compensation	—	—	—	—	—	—	144	—	—	—	144
Member distributions	—	—	—	—	—	—	—	(15,775)	—	—	(15,775)
Net income	—	—	—	—	—	—	—	77,516	—	—	77,516
Balance, December 31, 2020	41,102,500	6,660	—	—	—	—	352	92,320	—	—	99,332
Effects of adopting fair value option	—	—	—	—	—	—	—	69,435	—	—	69,435
Net income before transaction	—	—	—	—	—	—	—	44,970	—	—	44,970
Profit interest compensation	—	—	—	—	—	—	229	—	—	—	229
Member contribution	—	200	—	—	—	—	—	—	—	—	200
Member distributions	—	—	—	—	—	—	—	(50,241)	—	(783)	(51,024)
Warrant units exercised	486,852	—	486,852	—	(486,852)	—	5,517	—	—	—	5,517
Reverse recapitalization	(41,589,352)	(6,860)	12,977,690	1	96,987,093	10	52,830	(252,791)	—	148,693	(58,117)
Exchange of Class V shares	—	—	161,767	—	(161,767)	—	233	30	—	(263)	—
Issuance of common stock under equity incentive plan	—	—	5,175	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,511	—	—	—	2,511
Net income after transaction	—	—	—	—	—	—	—	25,554	—	19,271	44,825
Balance, December 31, 2021	—	—	13,631,484	1	96,338,474	10	61,672	(70,723)	—	166,918	157,878
Exchange of Class V shares	—	—	1,401,189	1	(1,401,189)	(1)	2,128	79	—	(2,207)	—
Issuance of common stock under equity incentive plan	—	—	387,180	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,354	—	—	—	3,354
Issuance of common stock under employee stock purchase plan	—	—	44,627	—	—	—	125	—	—	—	125
Purchase of treasury stock	—	—	(703,914)	—	—	—	—	—	(2,460)	—	(2,460)
Member distributions	—	—	—	—	—	—	—	—	—	(1,309)	(1,309)
Tax receivable agreement	—	—	—	—	—	—	(1,778)	—	—	—	(1,778)
Net income (loss)	—	—	—	—	—	—	—	7,098	—	(3,758)	3,340
Balance, December 31, 2022	—	—	14,760,566	$2	94,937,285	$9	$65,501	$(63,546)	$(2,460)	$159,644	$159,150

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$3,340	$89,795	$77,516
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	233,959	85,960	—
Provision for credit losses on finance receivables	1,940	929	81,619
Provision for repurchase liability	—	—	9,168
Depreciation and amortization	13,581	10,282	6,732
Debt issuance cost amortization	2,372	2,310	1,945
Profit interest and stock-based compensation expense	3,354	3,012	144
Loss on disposition of equipment	1	6	—
Impairment loss on assets held for sale	3,571	—	—
Impairment of right of use asset	465	—	—
Deferred income taxes	(553)	(544)	—
Tax receivable agreement liability	(36)	296	—
Change in fair value of warrant units	—	4,208	—
Change in fair value of warrant liabilities	(9,352)	(26,405)	—
Gain on forgiveness of Paycheck Protection Program loan	—	(6,444)	—
Changes in assets and liabilities:
Unamortized loan origination costs	—	—	4,947
Accrued interest and fees receivable	(5,148)	(2,751)	5,892
Settlement receivable	(2,000)	—	—
Operating lease, net	(7)	—	—
Other assets	2,453	(4,969)	291
Accounts payable	238	3,437	(3,370)
Accrued expenses	(4,881)	8,224	7,228
Net cash provided by operating activities	243,297	167,346	192,112

Cash flows from investing activities:
Finance receivables originated and acquired	(738,413)	(587,639)	(473,403)
Finance receivables repayments	434,419	402,542	395,716
Net repurchases from third-party lender	—	—	(9,905)
Purchases of equipment and capitalized technology	(13,250)	(14,373)	(10,720)
Net cash used in investing activities	(317,244)	(199,470)	(98,312)

Cash flows from financing activities:
Member distributions	(1,309)	(51,024)	(15,776)
Member contributions	—	200	—
Payments to Opportunity Financial, LLC unit holders	—	(91,646)	—
Cash received in reverse capitalization	—	91,857	—
Payment of capitalized transaction costs	—	(21,591)	—
Net (payments) advances of secured borrowing payable	(21,687)	6,418	(1,383)
Net advances (payments) of senior debt	92,734	120,943	(70,944)
Payment of subordinated debt - related party	—	(4,000)	—
Payments of notes payable	(1,627)	—	—
Proceeds from other debt	—	—	6,354
Payment for debt issuance costs	(4,521)	(2,328)	(2,373)
Proceeds from employee stock purchase plan	125	—	—
Repurchases of common stock	(2,460)	—	—
Net cash provided by (used in) financing activities	61,255	48,829	(84,122)

Net (decrease) increase in cash and restricted cash	(12,692)	16,705	9,678

Cash and restricted cash
Beginning	62,362	45,657	35,979
Ending	$49,670	$62,362	$45,657

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$32,086	$22,041	$19,973
Income taxes paid	$356	$—	$—

Supplemental disclosure of non-cash activities
Non-cash change from adopting the fair value option on finance receivables	$—	$69,435	$—
Adjustments to additional paid-in capital as a result of tax receivable agreement	$(1,778)	$—	$—
Operating lease right of use asset recognized from adoption of ASU 2016-02	$15,459	$—	$—
Operating lease liability recognized from adoption of ASU 2016-02	$17,972	$—	$—
Reclassification of finance receivables at amortized cost to assets held for sale	$550	$—	$—

Non-cash investing and financing activities:
Prepaid insurance financed with promissory notes	$3,243	$—	$—
Warrant liabilities recognized in the reverse recapitalization	$—	$37,645	$—
Additional paid-in capital recognized in the reverse capitalization	$—	$78,468	$—
Conversion of warrant unit liability to additional paid-in capital	$—	$5,517	$—
Forgiveness of Paycheck Protection Program loan	$—	$6,444	$—

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Operations

OppFi Inc. (“OppFi”), formerly FG New America Acquisition Corp. (“FGNA”), collectively with its subsidiaries (“Company”), is a mission-driven fintech platform that helps everyday Americans gain access to credit with digital specialty finance products. OppFi’s primary products are offered by its installment loan product, OppLoans. OppFi’s products also include its payroll deduction secured installment loan product, SalaryTap, and credit card product, OppFi Card.

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

Following the Closing, the Company is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of December 31, 2022 and 2021, OppFi owned approximately 13.5% and 12.4% of the OppFi Units, respectively, and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

Note 2. Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of OppFi and OppFi-LLC with its subsidiaries: Opportunity Funding SPE II, LLC, Opportunity Funding SPE III, LLC, Opportunity Funding SPE IV, LLC, Opportunity Funding SPE V, LLC, Opportunity Funding SPE VI, LLC, Opportunity Funding SPE VII, LLC, Opportunity Funding SPE VIII, LLC, Opportunity Funding SPE IX, LLC, Opportunity Funding SPE X, LLC, OppWin, LLC, Opportunity Manager, LLC, Opportunity Financial Card Company, LLC, OppWin Card, LLC, SalaryTap, LLC, OppWin SalaryTap, LLC, SalaryTap Funding SPE, LLC and Gray Rock SPV LLC.
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

On December 14, 2022, OppFi-LLC entered into a credit agreement with UMB Bank, N.A., an unrelated third party, which required OppFi-LLC to create a bankruptcy protected entity named Opportunity Funding SPE IX, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, Opportunity Funding SPE IX, LLC uses the proceeds from the credit facility to acquire receivables from OppFi-LLC and OppWin, LLC, and the lender receives first priority lien on all of the entity’s assets. OppFi-LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. This transaction is accounted for as senior debt in which this bankruptcy protected entity holds all assets on its balance sheet, which collateralize the debt.

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

OppWin, LLC acquires the participation rights in the economic interest in installment finance receivables originated by the Banks. Subsequently, OppWin, LLC sells these rights to SPEs, which in turn, pledge the participation rights to their respective lenders.

OppWin SalaryTap, LLC acquires the participation rights in the economic interest in the SalaryTap finance receivables originated by the Banks. Subsequently, OppWin SalaryTap, LLC sells these rights to SalaryTap Funding SPE, LLC, which in turn, pledges the participation rights to its respective lenders.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

In 2019, OppFi-LLC ceased the origination of unsecured lines of credit. As of December 31, 2022 and 2021, OppFi-LLC did not have any outstanding finance receivables relating to lines of credit.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of OppFi Inc. and OppFi-LLC with its wholly-owned subsidiaries and consolidated VIEs. In the opinion of the Company’s management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented.

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

Principles of consolidation: The consolidated financial statements include the accounts of the above named entities. Opportunity Funding SPE II, LLC, Opportunity Funding SPE III, LLC, Opportunity Funding SPE IV, LLC, Opportunity Funding SPE V, LLC, Opportunity Funding SPE VI, LLC, Opportunity Funding SPE VII, LLC, Opportunity Funding SPE VIII, LLC, Opportunity Funding SPE IX, LLC, Opportunity Funding SPE X, LLC, SalaryTap Funding SPE, LLC, and Gray Rock SPV LLC are special purpose entities holding finance receivables secured by lenders under a credit or preferred return agreement.

OppFi has identified Opportunity Funding SPE II, LLC, Opportunity Funding SPE III, LLC, Opportunity Funding SPE IV, LLC, Opportunity Funding SPE V, LLC, Opportunity Funding SPE VI, LLC, Opportunity Funding SPE VII, LLC, Opportunity Funding SPE VIII, LLC, Opportunity Funding SPE IX, LLC, Opportunity Funding SPE X, LLC, SalaryTap Funding SPE, LLC, and Gray Rock SPV LLC as VIEs. OppFi-LLC is the sole equity member of all of the aforementioned entities, except for SalaryTap Funding SPE, LLC and Gray Rock SPV LLC. SalaryTap, LLC is the sole equity member of SalaryTap Funding SPE, LLC. While Gray Rock SPV LLC is not owned by OppFi-LLC, Gray Rock SPV LLC was determined to be a VIE. The Company directs the activities of the VIEs that most significantly impact economic performance. Additionally, the Company has the obligation to absorb losses of the VIEs that could potentially be significant. As the primary beneficiary of the VIEs, the Company has consolidated the financial statements of the VIEs. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The judgements, assumptions, and estimates used by management are based on historical experience, management’s experience and qualitative factors. The areas subject to significant estimation techniques include, but are not limited to, the determination of fair value of installment finance receivables and warrants, the adequacy of the allowance for credit losses on finance receivables, valuation allowance of deferred tax assets, stock-based compensation expense and income tax provision. For the aforementioned estimates, it is reasonably possible the recorded amounts or related disclosures could significantly change in the near future as new information is available.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021, gross finance receivables originated through the bank partnership arrangements totaled 94% and 89%, respectively. As of December 31, 2022 and 2021, the unpaid principal balance of finance receivables outstanding for purchase was $11.2 million and $9.5 million, respectively.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Troubled debt restructurings: As the terms of the receivables are typically not renegotiated and settlement offers are not typically made until after a receivable stops accruing interest income (up to 60 days delinquent), the only receivables considered to be impaired, or troubled debt restructurings, are: 1) those receivables where a settlement offer is made after receivables cease accruing interest, which may result in a modification of contractual terms, 2) the Company has received notification that a borrower is working with a third party to settle debt on his/her behalf and 3) customers who have entered into the Company’s short-term or long-term hardship programs. As of December 31, 2022 and December 31, 2021, management determined the balance of troubled debt restructuring receivables to be immaterial to the consolidated financial statements as a whole. As such, substantially all disclosures relating to impaired finance receivables, and troubled debt restructuring, have been omitted from these consolidated financial statements.

Settlement receivable: In accordance with the Company’s credit agreement with UMB Bank, N.A., customer payments are collected by the Company and then deposited into a commercial bank account held by UMB Bank, N.A. on behalf of the Company until the Company settled with UMB Bank, N.A. The Company did not record an allowance for doubtful accounts against the settlement receivable as potential write-offs are deemed immaterial.

Assets held for sale: Assets held for sale are assets in which management has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or fair value, less estimated costs to sell, in the period in which the held for sale criteria are met and every subsequent period until the asset is sold. The carrying amount of the asset is adjusted for subsequent increases or decreases in its fair value, less estimated cost to sell, except that any subsequent increase cannot exceed the cumulative loss previously recognized. Such assets are not depreciated or amortized while they are classified as held for sale. Realized gains and losses on the sale of the asset is recognized when the asset is sold and is determined by the difference between the sale proceeds and the carrying value of the asset. Assets classified as held for sale as of December 31, 2022 comprised of the Company’s OppFi Card finance receivables totaled $0.5 million.

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

Capitalized technology: Software development costs related to internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage that meet the criteria for capitalization are capitalized and amortized, when the software is ready for its intended use, using the straight-line basis, over the estimated useful life of the software, which is generally two years. The Company capitalized software costs associated with application development totaling $12.9 million and $13.7 million for the years ended December 31, 2022 and 2021, respectively. Amortization expense, which is included in depreciation and amortization on the consolidated statements of operations, totaled $12.7 million, $9.3 million, and $6.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

As of December 31, 2022, the Company’s liability related to its expected obligations under the TRA was $25.6 million with a corresponding deferred tax asset of $6.2 million; the remaining $19.4 million was recorded to additional paid-in capital. As of December 31, 2021, the Company’s liability related to its expected obligations under the TRA was $23.3 million with a corresponding deferred tax asset of $5.6 million; the remaining $17.7 million was recorded to additional paid-in capital.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Treasury stock: The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity on the consolidated balance sheets. The Company accounts for the reissuance of treasury stock on the first-in, first out method.

Earnings per share: Basic earnings per share available to common stockholders is calculated by dividing the net income attributable to OppFi by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share available to common stockholders is computed using the more dilutive of (a) the treasury stock method, which gives effect to potentially dilutive common stock equivalents of OppFi outstanding during the period, or (b) the if-converted method, which gives effect to both the potentially dilutive common stock equivalents outstanding during the period as well as an assumed full exchange of OppFi Units into Class A Common Stock of OppFi as of the beginning of the period. The if-converted method would also give effect to conversion of the Earnout Units in periods they would be deemed to vest. For the if-converted method, earnings are also adjusted to reflect all income of OppFi-LLC inuring to the benefit of OppFi and taxed accordingly. In periods in which the Company reports a net loss available attributable to OppFi, diluted earnings per share available to common stockholders would be the same as basic earnings per share available to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 86.5% and 87.6% of the economic ownership percentage of OppFi-LLC as of December 31, 2022 and 2021, respectively. In accordance with the provisions of ASC 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the consolidated statements of operations.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Accounting pronouncements issued and not yet adopted: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. The amendments and expedients in this update are effective as of March 12, 2020 through December 31, 2022 and may be elected by topic. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 to December 31, 2024. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As a result of the Up-C structure, noncontrolling interests are held by the Members who retained 88.2% of the economic ownership percentage of OppFi-LLC as of the Closing. As of the Closing, OppFi held a 11.8% ownership interest in OppFi-LLC. The Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets.

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

Note 4. Finance Receivables

Finance receivables at fair value: The components of installment finance receivables at fair value as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Unpaid principal balance of finance receivables - accrual	$369,643	$307,059
Unpaid principal balance of finance receivables - non-accrual	32,537	25,185
Unpaid principal balance of finance receivables	$402,180	$332,244

Finance receivables at fair value - accrual	$436,552	$369,576
Finance receivables at fair value - non-accrual	4,944	3,677
Finance receivables at fair value, excluding accrued interest and fees receivable	441,496	373,253
Accrued interest and fees receivable	15,800	10,637
Finance receivables at fair value	$457,296	$383,890

Difference between unpaid principal balance and fair value	$39,316	$41,009

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finances receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of December 31, 2022 and 2021, the aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due was $17.6 million and $10.5 million, respectively, and $2.7 million and $1.5 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Changes in the fair value of installment finance receivables at fair value for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at the beginning of the period	$383,890	$289,166
Originations	731,159	581,412
Repayments	(428,957)	(401,638)
Accrued interest and fees receivable	5,163	2,727
Charge-offs, net (1)	(232,266)	(103,385)
Adjustment to fair value	—	(1,817)
Net change in fair value (1)	(1,693)	17,425
Balance at the end of the period	$457,296	$383,890

(1) Included in "Change in fair value of finance receivables" in the Consolidated Statements of Operations.

Finance receivables at amortized cost, net: On January 1, 2021, the Company elected the fair value option for its installment finance receivables. The Company did not elect the fair value option for its SalaryTap and OppFi Card finance receivables, which are carried at amortized cost. Prior to January 1, 2021, the Company carried all finance receivables at amortized cost, including accrued interest and fees, unamortized loan origination costs, and allowance for credit losses. On December 31, 2022, the Company reclassified its OppFi Card finance receivables to assets held for sale.

The components of finance receivables measured at amortized cost were as follows (in thousands):

	December 31,
	2022	2021
Finance receivables	$730	$5,285
Accrued interest and fees	9	24
Unearned annual fee income	—	(286)
Allowance for credit losses	(96)	(803)
Finance receivables at amortized cost, net	$643	$4,220

Changes in the allowance for credit losses on finance receivables measured at amortized cost for the years ended December 31 were as follows (in thousands):

	2022	2021	2020
Beginning balance	$803	$55,031	$53,146
Effects of adopting fair value option	—	(55,031)	—
Provision for credit losses on finance receivables (1)	1,940	929	81,619
Finance receivables charged off	(2,653)	(126)	(90,174)
Recoveries of charge offs	6	—	10,440
Ending balance	$96	$803	$55,031

(1) Includes reversal of provision for credit losses on finance receivables reclassified to assets held for sale totaling $1.4 million

The Company released the reserve for repurchase liability for third-party lender losses on January 1, 2021 upon election of the fair value option for its installment finance receivables. As such, there was no reserve for repurchase liability for third-party

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

losses as of January 1, 2021 and thereafter. Changes in the reserve for repurchase liability for third-party lender losses were as follows for the years ended December 31 (in thousands):

	2021	2020
Beginning balance	$4,241	$4,978
Effects of adopting fair value option	(4,241)	—
Provision for repurchase liabilities	—	9,168
Finance receivables charged off	—	(10,755)
Recoveries of charge offs	—	850
Ending balance	$—	$4,241

The following is an assessment of the credit quality of finance receivables measured at amortized cost and presents the recency and contractual delinquency of the finance receivable portfolio as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Recency delinquency	Contractual delinquency	Recency delinquency	Contractual delinquency
Current	$638	$585	$5,016	$4,993
Delinquency
30-59 days	45	44	152	171
60-89 days	47	59	102	104
90+ days	—	42	15	17
Total delinquency	92	145	269	292
Finance receivables	$730	$730	$5,285	$5,285

In accordance with the Company’s income recognition policy, finance receivables in non-accrual status as of December 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively. There were no finance receivables guaranteed by the Company under the CSO Program which were greater than 90 days past due as of December 31, 2022 and 2021, which had not already been repurchased by the Company and included in the totals above.

Note 5. Property, Equipment and Software, Net

Property, equipment and software consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Capitalized technology	$46,760	$34,586
Furniture, fixtures and equipment	3,680	3,792
Leasehold improvements	979	979
Total property, equipment and software	51,419	39,357
Less accumulated depreciation and amortization	(37,380)	(24,714)
Property, equipment and software, net	$14,039	$14,643

Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 was $13.6 million, $10.3 million and $6.7 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued payroll and benefits	$8,646	$11,779
Accrual for services rendered and goods purchased	8,589	10,631
Deferred rent	—	2,513
Other	5,985	4,672
Total	$23,220	$29,595

Note 7. Leases

The Company leases its office facilities under a non-cancelable operating lease agreement with an unrelated party through September 2030. On November 26, 2019, the Company amended the lease agreement to rent additional office space. The amendment reduced the required deposit of a letter of credit from $1.5 million to $1.0 million, which would be paid to the lessor in the event of default. On June 29, 2021, the required deposit of a letter of credit associated with the agreement was increased to $1.8 million. As of December 31, 2022 and 2021, there were no outstanding balances on the letter of credit. Operating leases are included in "operating lease right of use asset" and "operating lease liability" in the consolidated balance sheets. Operating lease right of use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is typically the secured borrowing rate, as most of the leases do not provide an implicit rate.

On October 10, 2022, the Company entered into a sublease agreement with a third-party to sublease one of its office facilities through August 2025. Under the terms of the sublease agreement, the third-party provides the Company with an irrevocable letter of credit in the amount $0.1 million. The Company is entitled to draw on the letter of credit in the event of any default under the terms of the sublease agreement. The Company expects to receive $0.9 million over the term of the sublease agreement. The remaining balance of deferred lease revenue as of December 31, 2022 was $0.8 million, which will be recognized over the remaining lease term of approximately 32 months. The sublease agreement did not relieve the Company of its primary obligation under its lease agreement. The sublease income to be earned was determined to be less than the costs associated with the primary lease held by the Company. As a result, the Company recorded an impairment expense of $0.5 million, which is included in general, administrative and other in the consolidated statement of operations, to adjust its operating lease right-of-use asset.

Operating lease cost, which is included in occupancy expense in the consolidated statements of operations, totaled $4.4 million, of which $2.3 million was related to variable lease payments for year ended December 31, 2022. The sublease income, which is included in other income in the consolidated statements of operations, totaled $53 thousand for the year ended December 31, 2022. Cash paid for amounts included in the measurement of lease liabilities was $2.3 million for the year ended December 31, 2022.

Supplemental cash flow information related to the lease for the year ended December 31, 2022 are as follows (in thousands):

Amount
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,271
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	465

The components of lease costs as of December 31, 2022 are as follows (in thousands):

Amount
Operating lease cost	$4,412
Sublease income	(53)
Total lease cost	$4,359

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Future minimum operating leases as of December 31, 2022 are as follows (in thousands):

Year	Amount
2023	$2,339
2024	2,410
2025	2,482
2026	2,557
2027	2,633
Thereafter	7,650
Total lease payments	20,071
Less: imputed interest	(3,513)
Operating lease liability	$16,558

The weighted average remaining lease term and discount rate as of December 31, 2022 are as follows:

Weighted average remaining lease term (in years)	7.75
Weighted average discount rate	5%

Disclosures under ASC 840, Leases

Rent expense, which is included in occupancy expense in the consolidated statements of operations, totaled $3.8 million and $3.1 million for the years ended December 31, 2021 and 2020, respectively.

Future minimum lease payments as of December 31, 2021 are as follows (in thousands):

Year	Amount
2022	$2,271
2023	2,339
2024	2,410
2025	2,482
2026	2,557
Thereafter	10,283
Total	$22,342

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8.    Borrowings

The following is a summary of the Company’s outstanding borrowings as of December 31, 2022 and 2021, including borrowing capacity as of December 31, 2022 (in thousands):

Purpose	Borrower	Borrowing Capacity	December 31, 2022	December 31, 2021	Interest Rate as of December 31, 2022	Maturity Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$756	$756	$22,443	15.00%	—	(1)

Senior debt
Revolving line of credit	Opportunity Funding SPE III, LLC	$—	$—	$119,000	LIBOR plus 6.00%	January 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche A)	75,000	37,500	45,900	SOFR plus 7.36%	April 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche B)	125,000	121,647	—	SOFR plus 6.75%	June 2026
Revolving line of credit	Opportunity Funding SPE VI, LLC	—	—	30,600	LIBOR plus 7.25%	April 2023
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	7,500	—	7,500	SOFR plus 0.11% plus 3.85%	February 2024
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	91,871	—	SOFR plus 7.50%	December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	44,716	—	SOFR plus 7.25%	April 2025
Total revolving lines of credit		432,500	295,734	203,000

Term loan, net	OppFi-LLC	50,000	48,954	48,578	LIBOR plus 10.00%	March 2025
Total senior debt		$482,500	$344,688	$251,578

Note payable	OppFi-LLC	$1,616	$1,616	$—	7.07%	July 2023

(1)	Maturity date extended indefinitely until borrowing capacity is depleted

Secured borrowing payable: During 2017, Opportunity Funding SPE II, LLC entered into a preferred return agreement with Midtown Madison Management LLC. Per the terms of the agreement, the finance receivables are grouped into quarterly pools. Collections are distributed on a pro rate basis after the payout of expenses to back-up servicer, servicer and other relevant parties. This agreement is secured by the assets of Opportunity Funding SPE II, LLC. The receivables are transferred to Opportunity Funding SPE II, LLC and OppWin LLC by OppFi-LLC, which has provided representations and warranties in connection with such sale. The agreement is subject to various financial covenants.

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

In May 2020, the preferred return agreement was amended. Midtown Madison Management LLC exercised the option, which provided an additional $100.0 million purchase commitment, resulting in a total $165.0 million purchase commitment by the unrelated third party. Prior to the expiration of the second option in December 2021, Midtown Madison Management LLC extended the purchase period indefinitely to the time at which Opportunity Funding SPE II, LLC purchases equal or exceed the purchase commitment. As of December 31, 2022 and 2021, $165.0 million and $148.9 million, respectively, of finance receivables have been purchased with an active secured borrowing balance of $0.8 million and $22.4 million, respectively.

Interest expense related to secured borrowings was $1.3 million, $2.7 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, the Company has capitalized $0.2 million in debt issuance costs related to

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

secured borrowings. For the year ended December 31, 2022, there was no amortized debt issuance costs related to secured borrowings. For the years ended December 31, 2021 and 2020, amortized debt issuance costs related to secured borrowing were $29 thousand and $0.1 million, respectively. As of December 31, 2022 and 2021, there were no unamortized debt issuance costs related to secured borrowings.

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

There was no interest expense related to the revolving credit agreement for the year ended December 31, 2022. Interest expense related to the revolving credit agreement totaled $35 thousand and $0.2 million for the years ended December 31, 2021 and 2020, respectively. Additionally, the Company has capitalized $0.3 million in debt issuance costs in connection with this facility. There was no amortized debt issuance costs for the year ended December 31, 2022, Amortized debit issuance costs were $21 thousand and $24 thousand for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there were no unamortized debt issuance costs associated with the facility.

Revolving line of credit - Opportunity Funding SPE III, LLC

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

On December 14, 2022, the borrowings under this revolving credit agreement were paid in full. Subsequent to repayment, OppFi-LLC terminated the revolving credit agreement.

Interest expense related to this facility were $10.3 million, $7.3 million, and $7.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, the Company has capitalized $2.2 million in debt issuance costs in connection with this facility. Amortized debt issuance costs were $0.9 million, $0.7 million, and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there were no unamortized debt issuance costs associated with this facility. As of December 31, 2021, unamortized debt issuance costs associated with this facility was $0.8 million.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On June 14, 2022, this revolving credit agreement was amended to, among other things, increase the size of the facility from $75.0 million to $200.0 million, and extend the revolving period for an additional three years to June 14, 2025 with a maturity date on June 14, 2026. Under the amendment, this revolving credit agreement was bifurcated into two tranches: Tranche A, in amount of $75.0 million, and Tranche B, in an amount of $125.0 million. The amendment also replaced the use of Adjusted LIBOR Rate with Term Secured Overnight Financing Rate (“SOFR”) as the benchmark interest rate for Tranche B.

Interest expense related to this facility were $9.5 million, $3.5 million and $3.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, the Company has capitalized $2.6 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, unamortized debt issuance costs associated with this facility were $1.3 million and $0.4 million, respectively.

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

Interest expense related to this facility were $1.6 million, $2.4 million, and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, the Company has capitalized $0.9 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was no unamortized debt issuance costs associated with this facility. As of December 31, 2021, unamortized debt issuance costs associated with this facility was $0.1 million.

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

On September 30, 2021, the revolving line of credit agreement was amended to increase the aggregate commitment to $45.0 million. The amended agreement added SalaryTap Funding SPE, LLC as an additional borrower to the facility. SalaryTap Funding SPE, LLC pledges SalaryTap receivables as eligible collateral. The amendment also changed the interest rate from LIBOR plus 4.25% to LIBOR plus 3.85% with a 0.40% LIBOR floor, and the amended agreement matures in February 2024.

On March 31, 2022, this revolving credit agreement was amended to bear interest in accordance with the SOFR at a per annum rate equal to the applicable SOFR rate plus a credit spread adjustment of 0.11% plus 3.85%.

On September 1, 2022, this revolving credit agreement was amended to decrease the aggregate commitment from $45.0 million to $7.5 million.

Interest expense related to this facility were $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, the Company has capitalized $1.1 million in debt issuance costs in connection with this facility. Amortized debt issuance costs were $0.3 million, $0.4 million, $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, unamortized debt issuance costs associated with this facility $0.2 million and $0.3 million, respectively.

Revolving line of credit - Opportunity Funding SPE IX, LLC

On December 14, 2022, Opportunity Funding SPE IX, LLC entered into a revolving line of credit agreement with UMB Bank N.A. that provides maximum borrowings of $150.0 million. Interest is payable monthly. Borrowings are secured by the assets of Opportunity Funding SPE IX, LLC. OppFi-LLC provides certain representations and warrants related to the debt. The line of

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

credit agreement is subject to a borrowing base and various financial covenants, including maintaining a minimum tangible net worth and restrictions related to dividend payments. This revolving credit agreement to bear interest in accordance with the SOFR at a per annum rate equal to the applicable SOFR rate plus a credit spread adjustment of 7.50%.

Interest expense related to this facility was $0.6 million for the year ended December 31, 2022. Additionally, the Company has capitalized $2.2 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $31 thousand for the year ended December 31, 2022. As of December 31, 2022, unamortized debt issuance costs associated with this facility was $2.2 million.

Revolving line of credit - Gray Rock SPV LLC

On April 15, 2022, Gray Rock SPV LLC entered into a revolving line of credit agreement that provides maximum borrowings of $75.0 million. Interest is payable monthly. Borrowings are secured by the assets of Gray Rock SPV LLC. The revolving line of credit agreement contains a financial covenant restricting dividend payments.

Interest expense related to this facility totaled $2.7 million for the year ended December 31, 2022. Additionally, the Company has capitalized $0.5 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.1 million for the year end December 31, 2022. As of December 31, 2022, unamortized debt issuance costs associated with this facility was $0.4 million.

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

As of December 31, 2022 and 2021, the outstanding balance of $50.0 million was net of unamortized debt issuance costs of $1.0 million and $1.4 million, respectively.

Interest expense related to this facility were $6.4 million, $5.3 million and $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, the Company has capitalized $2.4 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility $0.4 million, $0.4 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note payable: In March 2022, OppFi entered into a financing agreement for the financing of insurance premiums totaling $0.3 million payable in ten monthly installments of $28 thousand through December 23, 2022. Interest expense related to this note payable was $18 thousand for the year ended December 31, 2022. As of December 31, 2022, the borrowing under this note payable was paid in full.

In August 2022, OppFi entered into a financing agreement for the financing of insurance premiums totaling $2.9 million payable in eleven monthly installments of $0.3 million through July 15, 2023. Interest expense related to this note payable was $26 thousand for the year ended December 31, 2022.

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

There were no interest expense related to this related party transaction for the year ended December 31, 2022. Interest expense related to this related party transaction was $0.1 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

Other debt: On April 13, 2020, OppFi-LLC obtained an unsecured loan in the amount of $6.4 million from BMO Harris Bank N.A. in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP Loan”).

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

As of December 31, 2022, required payments for all borrowings, excluding secured borrowing and revolving lines of credit, for each of the next five years are as follows (in thousands):

Year	Amount
2023	$1,616
2024	—
2025	50,000
2026	—
2027	—
Total	$51,616

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

Public Warrants: As of December 31, 2022 and 2021, there were 11,887,500 Public Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Public Warrants will expire on July 20, 2026, five years after the Closing Date, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Private Placement Warrants: As of December 31, 2022 and 2021, there were 3,451,937 Private Placement Warrants outstanding, all of which are non-redeemable and may be exercised on a cashless basis so long as they continue to be held by

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

their initial holders or their permitted transferees. The Private Placement Warrants are comprised of 2,539,437 warrants to purchase Class A Common Stock at $11.50 per share (“$11.50 Exercise Price Warrants”) and 912,500 warrants to purchase Class A Common Stock at $15.00 per share (“$15 Exercise Price Warrants”). The $11.50 Exercise Price Warrants expire simultaneously with the Public Warrants, except for certain of the $11.50 Exercise Price Warrants held by underwriters in the IPO (“Underwriter Warrants”) that expire on September 29, 2025 so long as they continue to be held by their initial holders or their permitted transferees. The $15 Exercise Price Warrants expire on July 20, 2031, ten years after the Closing Date, at 5:00 p.m., New York City time, so long as they continue to be held by their initial holders or their permitted transferees, and otherwise expire simultaneously with the Public Warrants.

Warrant liabilities: The Company recorded warrant liabilities of $1.9 million and $11.2 million, respectively, in the consolidated balance sheets as at December 31, 2022 and 2021. The fair value of the Public Warrants decreased by $6.9 million and $19.3 million, for the years ended December 31, 2022 and 2021, respectively. The fair value of the Private Placement Warrants decreased by $2.5 million and $7.1 million for the years ended December 31, 2022 and 2021, respectively.
Note 10. Stockholders’ Equity

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

During the year ended December 31, 2022, OppFi repurchased 703,914 shares of Class A Common Stock, which were held as treasury stock as of December 31, 2022, at an average purchase price of $3.47 per share for an aggregate purchase price of $2.5 million. As of December 31, 2022, $17.5 million of the repurchase authorization under the Repurchase Program remained available.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

1) if, on or any time prior to the third (3rd) anniversary of the Closing Date, the volume weighted average price (“VWAP”) equals or exceeds twelve dollars ($12.00) per share for twenty (20) trading days of any thirty (30) consecutive trading day period following the Closing, thirty-three and one third percent (33.3%) of each of the earnout voting shares and the Earnout Units shall be earned and no longer subject to each such event;

2) if, on or any time prior to the third (3rd) year anniversary of the Closing Date, the VWAP equals or exceeds thirteen dollars ($13.00) per share for twenty (20) trading days of any thirty (30) consecutive trading day period following the Closing, thirty-three and one third percent (33.3%) of each of the earnout voting shares and the Earnout Units shall be earned and no longer subject to each such event;

3) if, on or any time prior to the third (3rd) anniversary of the Closing Date, the VWAP equals or exceeds fourteen dollars ($14.00) per share for twenty (20) trading days of any thirty (30) consecutive trading day period following the Closing, thirty-three and one third percent (33.3%) of each of the earnout voting shares and the Earnout Units shall be earned and no longer subject to each such event; and

4) if a definitive agreement with respect to a change of control as defined in the Business Combination Agreement (“Change of Control”) is entered into on or prior to the third (3rd) anniversary of the Closing Date, then, effective as of immediately prior to closing of such Change of Control, (A) thirty-three and one third percent (33.3%) of each of the earnout voting shares and the Earnout Units shall be earned and no longer subject to each such event if the price per share payable to the holders of Class A common stock in connection with such Change of Control is equal to or exceeds twelve dollars ($12.00), (B) an additional thirty-three and one third percent (33.3%) of each of the earnout voting shares and the Earnout Units shall be earned and no longer subject to each such event if the price per share payable to the holders of Class A common stock in connection with such Change of Control is equal to or exceeds thirteen dollars ($13.00), and (C) an additional thirty-three and one third percent (33.3%) of each of the earnout voting shares and the Earnout Units shall be earned and no longer subject to each such event if the price per share payable to the holders of Class A common stock in connection with such Change of Control is equal to or exceeds fourteen dollars ($14.00).

Earnout Units are classified as equity transactions at initial issuance and at settlement when earned. Until the shares are issued and earned, the Earnout Units are not included in shares outstanding. The Earnout Units are not considered stock-based compensation.

Note 11.     Stock-Based Compensation

On July 20, 2021, the Company established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of December 31, 2022, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan shall be equal to 11,772,630 shares. The maximum aggregate number of shares is subject to annual increases beginning on January 1, 2023 and continuing on the first day of each subsequent fiscal year through and including the tenth anniversary of the commencement of the initial annual increase, equal to the lesser of two percent of the number of shares of Class A Common Stock outstanding at the conclusion of the Company’s immediately preceding fiscal year, or an amount determined by the Company’s Board of Directors. As of December 31, 2022, the Company had only granted awards in the form of options, restricted stock units, and performance stock units.

Stock options: Under the terms of the Plan, incentive stock options must have an exercise price at or above the fair market value of the stock on the date of the grant. Stock options granted have service-based vesting conditions only. Stock options generally vest over four years with 25% of stock options vesting on the first anniversary of the grant and the remaining 75%

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

vesting quarterly over the remaining 36 months. Option holders have a 10-year period to exercise the options before they expire. Forfeitures are recognized during the period in which they occur.

A summary of the Company’s stock option activity for the year ended December 31, 2022 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	3,375,000	$15.23	9.6	$—
Granted	553,794	3.94	—	—
Exercised	—	—	—	—
Forfeited	(1,949,822)	14.29	—	—
Outstanding as of December 31, 2022	1,978,972	$12.99	8.7	$—
Vested and exercisable as of December 31, 2022	1,118,750	$15.23	8.6	$—

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

For the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation of $0.1 million and $0.9 million, respectively, related to stock options. As of December 31, 2022 and 2021, the Company had unrecognized stock-based compensation of $1.7 million and $6.1 million, respectively, related to unvested stock options that is expected to be recognized over an estimated weighted-average period of approximately 2.8 years and 3.5 years, respectively. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $2.33 and $2.45, respectively.

The fair value of each option grant during the year ended December 31, 2022 was estimated on the grant date using the Black-Scholes option pricing model. The range of assumptions was as follows:

Volatility	60.00% - 65.00%
Risk-free rate	1.71% - 3.02%
Expected term (years)	6.1
Dividend yield	—%

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A summary of the Company’s RSU activity for the year ended December 31, 2022 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2021	1,818,530	$7.58
Granted	2,101,645	3.28
Vested	(440,955)	6.99
Forfeited	(1,304,378)	5.22
Unvested as of December 31, 2022	2,174,842	$4.23

If the settlement date with respect to any Class A Common Stock shares issuable upon vesting of RSUs would otherwise occur on a day on which the sale of such shares would violate the provisions of the Company’s Trading Compliance Policy, then the settlement date shall be deferred until the next trading day on which the sale of such shares would not violate the Trading Compliance Policy. In any event, the settlement date shall be no later than the fifteenth day of the third calendar month following the year in which such RSUs vest. In adhering to the Company’s Trading Compliance Policy, there were 410,962 vested RSUs not settled as of December 31, 2022.

The fair value of each RSU is based on the fair value of the Company’s Class A Common Stock on the date of grant. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, and forfeitures are recognized during the period in which they occur.

For the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation of $2.8 million and $1.5 million, respectively, related to RSUs. As of December 31, 2022 and 2021 total unrecognized compensation expense related to RSUs was $8.1 million and $12.2 million, respectively, which will be recognized over a weighted-average vesting period of approximately 2.9 years and 3.6 years, respectively.

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

A summary of the Company’s PSU activity for year ended December 31, 2022 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2021	78,907	$7.69
Granted	425,264	3.81
Vested	(7,330)	7.69
Forfeited	(167,103)	6.17
Unvested as of December 31, 2022	329,738	$3.46

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

For the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation of $0.4 million and $0.1 million, respectively, related to PSUs. As of December 31, 2022 and 2021, total unrecognized compensation expense related to PSUs was $0.7 million and $0.5 million, respectively, which will be recognized over a weighted-average vesting period of approximately 3.4 years and 3.8 years, respectively.

Employee Stock Purchase Plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP permits eligible employees to contribute up to 10% of their compensation, not to exceed the IRS allowable limit, to purchase shares of the Company’s Class A Common Stock during six month offerings. Eligible employees will purchase the shares at a price per share equal to the lesser of 85% of the fair market value of the Company’s Class A

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Common Stock on the first trading day of the offering period or the last trading day of the offering period. The offering periods begin each January 1 and July 1, with the initial offering period beginning on January 1, 2022. As of December 31, 2022, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP was 1,200,000 and may consist of authorized but unissued or reacquired shares of Class A Common Stock. The maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP shall be cumulatively increased on January 1, 2022 and on each subsequent January 1, through and including January 1, 2030, by a number of shares equal to the smallest of (a) one percent of the number of shares of Class A Common Stock issued and outstanding on the immediately preceding December 31, (b) 2,400,000 shares, or (c) an amount determined by the Board of Directors. As of December 31, 2022, there were 44,627 shares of Class A Common Stock purchased under the ESPP. As of December 31, 2021, no shares of the Company’s Class A Common Stock had been purchased under the ESPP.

ESPP employee payroll contributions accrued as of December 31, 2022 totaled $0.2 million and are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of December 31, 2022 will be used to purchase shares at the end of the ESPP offering period ending on December 31, 2022. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. For the year ended December 31, 2022, the Company recognized ESPP compensation expense of $0.1 million.

Profit unit interests: Prior to the Business Combination, OppFi-LLC issued profit unit interests, which were recapitalized as OppFi Units in connection with the adoption by the Members of the OppFi A&R LLCA immediately prior to the Closing.

Total profit interest compensation expense for the years ended December 31, 2021 and 2020 was $0.5 million and $0.1 million, respectively.

The compensation expense accounted for all vested units based on the following assumptions:

Expected term	3 years
Volatility	68.0%
Discount for lack of marketability	45.0%
Risk free rate	0.2%
The following table summarizes the Company’s profit unit interests activity:

		Avg Fair Value
	Units	at Grant Date
Outstanding at December 31, 2019	9,798,718	$0.05
Granted	2,413,833	0.17
Forfeited	(10,416)	0.03
Outstanding at December 31, 2020	12,202,135	0.08
Granted	—	—
Forfeited	(591,078)	0.10
Exchanged in reverse recapitalization	(11,611,057)	0.08
Outstanding at December 31, 2021	—	$—

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the Company’s non-vested units activity:

		Avg Fair Value
	Units	at Grant Date
Non-vested units at December 31, 2019	3,466,747	$0.10
Granted	2,413,833	0.17
Vested	(1,131,831)	0.13
Forfeited	(10,416)	0.03
Non-vested units at December 31, 2020	4,738,333	0.12
Granted	—	—
Vested	(2,933,300)	0.08
Forfeited	(591,078)	0.10
Exchanged in reverse recapitalization	(1,213,955)	0.22
Non-vested units at December 31, 2021	—	$—

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

For the year ended December 31, 2022, OppFi recorded an income tax benefit of $0.3 million and reported consolidated income before taxes of $3.1 million, resulting in a negative 9.0% effective income tax rate. For the year ended December 31, 2021, OppFi recorded an income tax expense of $0.3 million and reported consolidated income before taxes of 90.1 million, resulting in a 0.3% effective income tax rate. Prior to the Closing Date, OppFi-LLC was classified as a partnership for income tax purposes, and was therefore not subject to federal income tax and did not record an expense for income taxes.

The following table summarizes income tax (benefit) expense for the years ended December 31 (in thousands):

	2022	2021	2020
Federal income taxes:
Current	$—	$(4)	$—
Deferred	(350)	(225)	—
State income taxes:
Current	312	582	—
Deferred	(239)	(42)	—
Income tax (benefit) expense	$(277)	$311	$—

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the differences between the effective income tax rate and the federal statutory income tax rate of 21% and 21% for the years ended December 31, 2022 and 2021, respectively (dollars in thousands):

	2022		2021		2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Federal income taxes at statutory rate	$643	21.0%	$18,922	21.0%	$—	—
State tax expense, net of federal income tax benefit	73	2.4%	549	0.6%	—	—
Fair market value adjustment of warrants	(1,964)	(64.1)%	(5,545)	(6.2)%	—	—
Effect of flow-through entity	981	32.0%	(13,615)	(15.1)%	—	—
Other	(10)	(0.3)%	—	—%	—	—
Total	$(277)	(9.0)%	$311	0.3%	$—	—

OppFi’s effective income tax rate for the years ended December 31, 2022 and 2021 differs from the federal statutory income tax rate of 21% and 21% primarily due to the noncontrolling interest in the Up-C partnership structure, warrant fair market value fluctuations, and state income taxes.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of deferred taxes were as follows (in thousands):

	December 31,
	2022	2021
Investment in partnership	$16,239	$16,951
Tax receivable agreement liability	6,195	5,583
Net operating loss	3,603	1,609
Intangibles	580	618
Stock compensation	82	603
Other	60	229
Deferred tax asset	$26,758	$25,593

As of December 31, 2022, OppFi had approximately $14.9 million of federal net operating loss carryovers and $9.1 million of state net operating loss carryovers. As of December 31, 2021, OppFi had approximately $7.7 million of federal net operating loss carryovers and $4.9 million of state net operating loss carryovers. The entirety of the federal net operating loss carryover has no expiration date and the state net operating loss carryovers will expire in varying amounts beginning in 2027.

At the time of the Business Combination, OppFi recorded a deferred tax asset of $18.9 million with an offset to additional paid-in capital for the difference between the book value and the tax basis of OppFi’s investment in OppFi-LLC. As of December 31, 2022, the related deferred tax asset was $16.2 million. The decrease was due to additional differences between the book and taxable income in 2022. Based on the Company’s cumulative earnings history and forecasted future sources of taxable income, the Company believes that it will be able to realize the deferred tax assets in the future. As the Company reassesses this position in the future, changes in cumulative earnings history, excluding non-recurring charges, or changes to forecasted taxable income may alter this expectation and may result in an increase in the valuation allowance and an increase in the effective tax rate.

In connection with the Business Combination, the Company entered into the TRA, which provides for payment to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash. The Company has in effect an election under Section 754 of the Internal Revenue Code and will have such an election effective for each taxable year in which a redemption or exchange (including deemed exchange) of OppFi-LLC interests for shares of Class A Common Stock or cash occurs. The Company will retain the benefit of the remaining 10%. For the period from the Closing Date through December 31, 2022, the TRA liability increased by $2.4 million related to exchanges that occurred during that period. The additional expected benefit of the TRA payments resulted in an increase of the deferred tax asset of $0.6 million, with a net offsetting entry to additional paid-in capital.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2022, OppFi recorded an unrecognized tax benefit of $20 thousand related to research and development credits allocated from OppFi-LLC.There were no unrecognized tax benefits as of December 31, 2021. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The following table summarizes the change in unrecognized tax benefits for the years ended December 31 (in thousands):

	2022	2021
Unrecognized tax benefits at beginning of the year	$—	$—
Additions based on tax positions related to the current year	20	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements with taxing authorities	—	—
Other, net	—	—
Net change in unrecognized tax benefits	20	—
Unrecognized tax benefits at end of the year	$20	$—

Note 13. Interest and Loan Related Income, Net

The following table summarizes interest and loan related income, net, for the years ended December 31 (in thousands):

	2022	2021	2020
Interest and loan related income, gross	$451,448	$349,029	$322,165
Amortization of loan origination costs	—	—	(31,940)
Interest and loan related income, net	$451,448	$349,029	$290,225
Note 14. Interest Expense and Amortized Debt Issuance Costs

The following table summarizes interest expense and amortized debt issuance costs for the years ended December 31 (in thousands):

	2022	2021	2020
Interest expense	$32,790	$21,809	$18,722
Amortized debt issuance costs	2,372	2,310	1,945
Interest expense and amortized debt issuance costs	$35,162	$24,119	$20,667
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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 are as follows (in thousands):

	Carrying Value	Fair Value Measurements
	December 31, 2022	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$441,496	$—	$—	$441,496

Financial liabilities:
Warrant liability - Public Warrants (2)	1,189	1,189	—	—
Warrant liability - Private Placement Warrants (3)	699	—	—	699

	Carrying Value	Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$373,253	$—	$—	$373,253

Financial liabilities:
Warrant liability - Public Warrants (2)	8,083	8,083	—	—
Warrant liability - Private Placement Warrants (3)	3,157	—	—	3,157
During the years ended December 31, 2022 and 2021, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

(1) The Company primarily estimates the fair value of its installment finance receivables portfolio using discounted cash flow models that have been internally developed. The models use inputs that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.

The following table presents quantitative information about the significant unobservable inputs used for the Company’s installment finance receivables fair value measurements as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Interest rate on finance receivables	152.39%	147.60%
Discount rate	25.89%	21.80%
Servicing cost*	5.01%	5.00%
Remaining life	0.59 years	0.62 years
Default rate*	20.27%	17.70%
Accrued interest*	3.93%	3.20%
Prepayment rate*	21.33%	21.00%

*Stated as a percentage of finance receivables
(2) The fair value measurement for the Public Warrants is categorized as Level 1 due to the use of an observable market quote in an active market under the ticker OPFI WS.
(3) The fair value of the Private Placement Warrants is measured using a Black-Scholes-Merton model; accordingly, the fair value measurement for the Private Placement Warrants is categorized as Level 3.

The following table presents the significant assumptions used in the simulation at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	4.11%	3.88%	1.19%	1.50%
Expected term (years)	3.5 years	8.5 years	4.6 years	9.6 years
Expected volatility	53.90%	53.90%	48.40%	48.40%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$0.11	$0.46	$0.74	$1.40

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2020	$—	$—	$—
Reverse recapitalization	7,110	3,194	10,304
Change in fair value	(5,231)	(1,916)	(7,147)
Fair value as of December 31, 2021	1,879	1,278	3,157
Change in fair value	(1,600)	(858)	(2,458)
Fair value as of December 31, 2022	$279	$420	$699

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of December 31, 2022 and 2021 (in thousands):

	Carrying Value	Fair Value Measurements
	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash	$16,239	$16,239	$—	$—
Restricted cash	33,431	33,431	—	—
Accrued interest and fees receivable	15,800	15,800	—	—
Finance receivables at amortized cost, net	643	—	—	643
Settlement receivable	2,000	2,000	—	—
Assets held for sale	550	—	—	550

Liabilities:
Secured borrowing payable	756	—	—	756
Senior debt, net	344,688	—	—	344,688
Note payable	1,616	—	—	1,616

	Carrying Value	Fair Value Measurements
	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash	$25,064	$25,064	$—	$—
Restricted cash	37,298	37,298	—	—
Accrued interest and fees receivable	10,637	10,637	—	—
Finance receivables at amortized cost, net	4,220	—	—	4,220

Liabilities:
Secured borrowing payable	22,443	—	—	22,443
Senior debt, net	251,578	—	—	251,578

Note 16. Commitments, Contingencies and Related Party Transactions

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

On November 18, 2021, the Company entered into a Consent Judgement and Order (“Settlement”) with the Attorney General of the District of Columbia (“District”) to resolve all matters in a dispute related to the action previously filed against the Company by the District (“Action”). The Company denies the allegations in the Action and denies that it has violated any law or engaged in any deceptive or unfair practices. The Action was resolved to avoid the expense of protracted litigation. As part of the Settlement, the Company agreed to, among other things, refrain from certain business activities in the District of Columbia, pay $0.3 million to the District of Columbia and provide refunds totaling $1.5 million to certain District of Columbia consumers. As of December 31, 2021, unpaid refunds due to certain District of Columbia consumers totaled $1.5 million, which is included in accrued expenses on the consolidated balance sheet as of such date. During the year ended December 31, 2022, the Company distributed refunds totaling $1.5 million to the District of Columbia consumers and there were no unpaid refunds due as of December 31, 2022. The Company has fulfilled all terms of the Settlement as of December 31, 2022.

On March 7, 2022, the Company filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division (“Court”). The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. On April 8, 2022, the Defendant filed a cross-complaint against the Company attempting to enforce the CFL against the Company and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against the Company. On October 17, 2022, the Company filed a cross-complaint against the Defendant seeking declaratory relief for issuing an underground regulation to determine the “true lender” under the CFL without complying with California’s Administrative Procedures Act. On January 30, 2023, the Commissioner filed a motion for a preliminary injunction seeking to enjoin the Company from providing services to FinWise in connection with loans made to California consumers to the extent that such loans are in excess of California’s interest rate caps. The Company intends to continue to aggressively prosecute the claims set forth in the Complaint and vigorously defend itself and its position as the matter proceeds through the court process. The Company believes that the Defendant’s position is without merit as explained in the Company’s initial Complaint.

Related party transactions: OppFi-LLC previously had an unsecured line of credit agreement with SCG with a maximum available amount of $4.0 million, which was paid in full on March 30, 2021. There were no interest expense related to this related transaction for the year ended December 31, 2022. Interest expense related to this related party transaction was $0.1 million and $0.6 million for the years ended December 31 2021 and 2020, respectively.

In August 2020, OppFi-LLC entered into a Management Fee Agreement (“Management Fee Agreement”) with SCG. Pursuant to the terms of the Management Fee Agreement, SCG provided board and advisory services. Effective upon the Closing, OppFi-LLC terminated the Management Fee Agreement and incurred $3.0 million in transaction costs, which has been offset against additional paid-in capital in the consolidated balance sheets. There were no management fees under the Management Fee Agreement for the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, management fees under the Management Fee Agreement totaled $0.4 million and $0.7 million, respectively.

In connection with the Business Combination, OppFi entered into the TRA with the Members.

Note 17. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of December 31, 2022, consumers living primarily in Texas, Florida and Virginia made up approximately 14%, 13% and 11%, respectively, of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2022, there were no other states that made up more than 10% or more of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2021, consumers living primarily in Florida, Texas and California made up approximately 14%, 14% and 11%, respectively, of the gross amount of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 18. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $1.5 million, $1.5 million, and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19.     Earnings Per Share

Prior to the reverse recapitalization in connection with the Closing, all net income was attributable to the noncontrolling interest. For the periods prior to July 20, 2021, earnings per share was not calculated because net income prior to the Business Combination was attributable entirely to OppFi-LLC.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2022 and 2021 (in thousands, except share and per share data):

	2022	2021
Numerator:
Net income attributable to OppFi Inc.	$7,098	$25,554
Net income available to Class A common stockholders - Basic	7,098	25,554
Dilutive effect of warrants on net income to Class A common stockholders	—	—
Net (loss) income attributable to noncontrolling interest	(3,758)	19,271
Income tax benefit (expense)	908	(4,626)
Net income available to Class A common stockholders - Diluted	$4,248	$40,199
Denominator:
Weighted average Class A common stock outstanding - Basic	13,913,626	13,218,119
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	105,928	8,930
Performance stock units	9,492	—
Warrants	—	—
Employee stock purchase plan	2,551	—
Retained OppFi Units, excluding Earnout Units	70,224,487	71,246,990
Dilutive potential common shares	70,342,458	71,255,920
Weighted average units outstanding - diluted	84,256,084	84,474,039
Earnings per share:
Basic EPS	$0.51	$1.93
Diluted EPS	$0.05	$0.48

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the years ended December 31, 2022 and 2021:

	2022	2021
Public Warrants	11,887,500	11,887,500
Private Unit Warrants	231,250	231,250
$11.50 Exercise Price Warrants	2,248,750	2,248,750
$15 Exercise Price Warrants	912,500	912,500
Underwriter Warrants	59,437	59,437
Stock Options	2,128,503	3,375,000
Restricted stock units	1,847,291	1,766,714
Performance stock units	247,565	78,907
Noncontrolling interest - Earnout Units	25,500,000	25,500,000
Potential common stock	45,062,796	46,060,058

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 20.     Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and has not identified any subsequent events that require disclosure.

ITEM 9.     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due to the material weakness in its internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

Notwithstanding the material weakness in the Company’s internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements of the Company as included in Part II, Item 8 of this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect all misstatements. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined that the Company’s internal control over financial reporting was not effective as of December 31, 2022 due to the existence of the material weakness in internal control over financial reporting related to information technology general controls (“ITGCs”) associated with the Company’s financially relevant information systems. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company’s user access controls designed to ensure appropriate segregation of duties, adequate restriction of users and privileged access to the Company’s financially relevant information systems were not operating effectively. Management believes that compensating controls are in place and operating effectively to mitigate the risks associated with the identified material weakness as it is being remediated (as described below). Management has determined that it has remediated the previously identified material weakness related to the design of the Company’s control to contemplate all the relevant authoritative accounting guidance when considering securities of a subsidiary that are convertible into its parent entity’s common stock in the calculation of earnings per share.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

Management is committed to remediating the material weakness described above as promptly as possible. Management believes that the controls in question are designed effectively and that these controls, when operating effectively, will provide appropriate remediation of the material weakness. In particular, as part of its remediation plan, the Company will be implementing comprehensive access control protocols in order to implement restrictions on user and privileged access to the Company’s financially relevant information systems and will be providing internal control training for personnel involved in remediating this material weakness. Management intends to test the ongoing operating effectiveness of the existing controls in future periods. The material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company can provide no assurance that its remediation efforts described herein will be successful and that the Company will not have material weaknesses in the future.

Changes in Internal Control Over Financial Reporting

Other than the changes to the Company’s internal control over financial reporting described in “Remediation Plan for Material Weakness in Internal Control Over Financial Reporting” above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
The Company will hold its annual meeting of stockholders (the “2023 Annual Meeting”) on June 7, 2023. Because the date of the 2023 Annual Meeting has been changed by more than 30 days from the anniversary of the Company’s 2022 annual meeting of stockholders, the deadline for the submission of proposals by stockholders for inclusion in the Company’s proxy materials relating to the 2023 Annual Meeting in accordance with Rule 14a-8 under the Exchange Act will be the close of business on April 10, 2023, which the Company believes is a reasonable time before it expects to begin to print and send its proxy materials. Any proposal received after such date will be considered untimely.

In accordance with the Company’s Amended and Restated Bylaws (the “Bylaws”), stockholders who intend to nominate an individual for election as a director or submit a proposal regarding any other matter of business at the 2023 Annual Meeting must deliver written notice of any proposed business or nomination to the Company’s Secretary at the Company’s principal executive offices, no later than 5:00 p.m. Eastern Time on April 7, 2023. Any notice of proposed business or nomination must comply with the specific requirements set forth in the Bylaws in order to be considered at the 2023 Annual Meeting.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors, executive officers, code of business conduct and ethics, delinquent Section 16(a) Reports (if applicable) and corporate governance of the Company will be set forth in the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2022.

ITEM 11.     EXECUTIVE COMPENSATION
Information regarding executive compensation will be set forth in the Definitive Proxy Statement and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2022.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management will be set forth in the Definitive Proxy Statement and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2022.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
    INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence will be set forth in the Definitive Proxy Statement and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2022.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services will be set forth in the Definitive Proxy Statement and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2022.

Part IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) The following is a list of documents filed as part of this report:
Financial Statements:
The following financial statements are included under Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders' Equity/Members’ Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
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

4.3
Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-39550) for the year ended December 31, 2021, filed with the SEC on March 11, 2022).

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

10.5*†
Revolving Credit Agreement, dated December 14, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE IX, LLC, the other credit parties and guarantors thereto, UMB Bank, N.A., as administrative agent and collateral agent, Randolph Receivables LLC, as Castlelake Representative, and the lenders party thereto.

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

10.50	Form of OppFi Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.49 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.51
Form of OppFi Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 (File No. 333-259854) filed with the SEC on September 28, 2021).

10.52	OppFi Management Holdings, LLC Profits Interest Plan (incorporated by reference to Exhibit 10.50 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.53
Form of OppFi Management Holdings, LLC Profits Interest Plan Management Profits Interest Agreement (incorporated by reference to Exhibit 10.51 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.54†+
Program Marketing and Servicing Agreement, dated November 1, 2019, by and between First Electronic Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.52 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on July 26, 2021).

10.55
OppFi Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex F of FG New America Acquisition Corp.’s Definitive Proxy Statement (File No. 001-39550) filed with the SEC on June 22, 2021).

10.56
Form of Total Return Swap Confirmation, dated April 15, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on April 21, 2022).

10.57	OppFi Inc. 2021 Equity Incentive Plan, as amended (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 9, 2022).

10.58†
Amendment No. 7 to Revolving Credit Agreement and other Credit Documents, dated June 14, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, Opportunity Funding SPE VII, the other parties thereto and Midtown Madison Management LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on June 21, 2022).

10.59†+
Amendment No. 5 to Revolving Credit Agreement, dated August 6, 2021, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, the Lenders party thereto, and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39550) filed with the SEC on August 10, 2021).

10.60†
Ninth Amendment to Senior Secured Multi-Draw Term Loan Facility dated April 1, 2022, by and among Opportunity Financial, LLC, the other credit party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39550) filed with the SEC on May 6, 2022).

10.61†+
Amendment No. 7 to Revolving Credit Agreement, dated March 31, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, SalaryTap, LLC, SalaryTap Funding SPE, LLC, the other parties thereto and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39550) filed with the SEC on May 6, 2022)

10.62†
Amendment No. 5 to Amended and Restated Revolving Credit Agreement, dated July 11, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39550) filed with the SEC on August 9, 2022).

10.63†
Amendment No. 6 to Amended and Restated Revolving Credit Agreement, dated August 15, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, OppFi Management Holdings, LLC, Opportunity Financial Card Company, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39550) filed with the SEC on November 9, 2022).

10.64†
Amendment No. 8 to Revolving Credit Agreement, dated September 1, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, SalaryTap, LLC, SalaryTap Funding SPE, LLC, the other parties thereto and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39550) filed with the SEC on November 9, 2022).

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

Date: March 28, 2023	OppFi Inc.

	By:	/s/ Todd G. Schwartz
Todd G. Schwartz
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Todd G. Schwartz	Chief Executive Officer (Principal Executive Officer) and	March 28, 2023
Todd G. Schwartz	Executive Chairman of the Board

/s/ Pamela D. Johnson	Chief Financial Officer (Principal Financial and	March 28, 2023
Pamela D. Johnson	Accounting Officer)

/s/ Jocelyn Moore	Lead Independent Director	March 28, 2023
Jocelyn Moore

/s/ Christina Favilla	Director	March 28, 2023
Christina Favilla

/s/ Theodore Schwartz	Director	March 28, 2023
Theodore Schwartz

/s/ David Vennettilli	Director	March 28, 2023
David Vennettilli

/s/ Greg Zeeman	Director	March 28, 2023
Greg Zeeman