Form 10-Q
period 2023-03-31
OppFi Inc.
filed 2023-05-11
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2023, there were 109,787,970 shares of common stock, including 15,251,283 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 94,536,687 shares of Class V common stock, par value $0.0001 per share, outstanding.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions and a tightening of credit markets, on our business; the impact of COVID-19 on our business; the impact of stimulus or other government programs; whether we will be successful in obtaining declaratory relief against the Commissioner of the Department of Financial Protection and Innovation for the State of California; whether we will be subject to AB 539; whether our bank partners will continue to lend in California and whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California; the impact that events involving financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults or non-performance, may have on our business; risks related to the material weakness in our internal controls over financial reporting; the risk that the business combination disrupts current plans and operations; the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain our key employees; risks related to new products; concentration risk; costs related to the business combination; changes in applicable laws or regulations; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; risks related to management transitions; risks related to the restatement of our financial statements and any accounting deficiencies or weaknesses related thereto and other risks contained in the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 29, 2023. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2023	2022
Assets
Cash(1)	$32,185	$16,239
Restricted cash(1)	39,189	33,431
Total cash and restricted cash	71,374	49,670
Finance receivables at fair value(1)	417,489	457,296
Finance receivables at amortized cost, net of allowance for credit losses of $47 and $96 as of March 31, 2023 and December 31, 2022, respectively(1)	464	643
Settlement receivable(1)	2,843	2,000
Assets held for sale	478	550
Debt issuance costs, net(1)	3,675	4,049
Property, equipment and software, net	12,763	14,039
Operating lease right of use asset	13,226	13,587
Deferred tax asset	26,644	26,758
Other assets(1)	11,089	11,247
Total assets	$560,045	$579,839
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable(1)	$3,711	$6,338
Accrued expenses(1)	16,871	23,220
Operating lease liability	16,182	16,558
Secured borrowing payable(1)	—	756
Senior debt, net(1)	330,744	344,688
Notes payable	808	1,616
Warrant liabilities	1,735	1,888
Tax receivable agreement liability	25,871	25,625
Total liabilities	395,922	420,689
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of March 31, 2023 and December 31, 2022)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 15,925,197 shares issued and 15,221,283 shares outstanding as of March 31, 2023 and 15,464,480 shares issued and 14,760,566 shares outstanding as of December 31, 2022)	2	2
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of March 31, 2023 and December 31, 2022)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 94,566,687 and 94,937,285 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	9	9
Additional paid-in capital	67,179	65,501
Accumulated deficit	(63,292)	(63,546)
Treasury stock at cost, 703,914 shares as of March 31, 2023 and December 31, 2022	(2,460)	(2,460)
Total OppFi Inc.'s stockholders' equity (deficit)	1,438	(494)
Noncontrolling interest	162,685	159,644
Total stockholders' equity	164,123	159,150
Total liabilities and stockholders' equity	$560,045	$579,839

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

	March 31,	December 31,
	2023	2022
Assets of consolidated VIEs, included in total assets above
Cash	$1	$—
Restricted cash	30,321	24,577
Total cash and restricted cash	30,322	24,577
Finance receivables at fair value	407,808	417,476
Settlement receivable	2,843	2,000
Debt issuance costs, net	3,675	4,049
Other assets	68	108
Total assets	$444,716	$448,210
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$13	$109
Accrued expenses	3,412	3,428
Secured borrowing payable	—	756
Senior debt, net	281,618	295,734
Total liabilities	$285,043	$300,027

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Interest and loan related income	$119,942	$100,336
Other revenue	432	374
	120,374	100,710
Change in fair value of finance receivables	(63,118)	(49,525)
Provision for credit losses on finance receivables	(70)	(457)
Net revenue	57,186	50,728
Expenses:
Salaries and employee benefits	14,521	16,833
Interest expense and amortized debt issuance costs	11,371	7,448
Direct marketing costs	10,528	13,888
Professional fees	3,723	2,490
Depreciation and amortization	3,391	3,238
Technology costs	3,166	3,135
Payment processing fees	2,390	2,066
Occupancy	1,108	1,069
Loss on assets held for sale	147	—
General, administrative and other	3,111	2,722
Total expenses	53,456	52,889
Income (loss) from operations	3,730	(2,161)
Other income:
Change in fair value of warrant liabilities	153	2,404
Other income	193	—
Income before income taxes	4,076	243
Income tax expense	146	540
Net income (loss)	3,930	(297)
Net income (loss) attributable to noncontrolling interest	3,679	(1,373)
Net income attributable to OppFi Inc.	$251	$1,076

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.02	$0.08
Diluted	$0.02	$—
Weighted average common shares outstanding:
Basic	15,037,326	13,581,828
Diluted	15,189,895	84,473,957

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

									Total
	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity

Balance, December 31, 2022	14,760,566	$2	94,937,285	$9	$65,501	$(63,546)	$(2,460)	$159,644	$159,150
Exchange of Class V shares	370,598	—	(370,598)	—	630	3	—	(633)	—
Issuance of common stock under employee stock purchase plan	90,119	—	—	—	157	—	—	—	157
Stock-based compensation	—	—	—	—	1,139	—	—	—	1,139
Member distributions	—	—	—	—	—	—	—	(5)	(5)
Tax receivable agreement	—	—	—	—	(187)	—	—	—	(187)
Deferred tax asset	—	—	—	—	(61)	—	—	—	(61)
Net income	—	—	—	—	—	251	—	3,679	3,930
Balance, March 31, 2023	15,221,283	$2	94,566,687	$9	$67,179	$(63,292)	$(2,460)	$162,685	$164,123

Balance, December 31, 2021	13,631,484	$1	96,338,474	$10	$61,672	$(70,723)	$—	$166,918	$157,878
Stock-based compensation	—	—	—	—	579	—	—	—	579
Repurchase of common stock	(282,334)	—	—	—	(374)	(1,042)	—	379	(1,037)
Member distributions	—	—	—	—	—	—	—	(587)	(587)
Tax receivable agreement	—	—	—	—	54	—	—	—	54
Net income (loss)	—	—	—	—	—	1,076	—	(1,373)	(297)
Balance, March 31, 2022	13,349,150	$1	96,338,474	$10	$61,931	$(70,689)	$—	$165,337	$156,590

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$3,930	$(297)
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	63,118	49,525
Provision for credit losses on finance receivables	70	457
Depreciation and amortization	3,391	3,238
Debt issuance cost amortization	764	609
Stock-based compensation expense	1,139	579
Loss on assets held for sale	147	—
Deferred income taxes	109	537
Change in fair value of warrant liabilities	(153)	(2,404)
Gain on forgiveness of debt	(113)	—
Changes in assets and liabilities:
Accrued interest and fees receivable	2,982	(44)
Settlement receivable	(843)	—
Operating lease, net	(15)	4
Assets held for sale	(75)	—
Other assets	158	356
Accounts payable	(2,627)	741
Accrued expenses	(6,345)	(8,570)
Net cash provided by operating activities	65,637	44,731

Cash flows from investing activities:
Finance receivables originated and acquired	(155,499)	(156,877)
Finance receivables repayments	129,314	108,447
Purchases of equipment and capitalized technology	(2,115)	(3,814)
Net cash used in investing activities	(28,300)	(52,244)

Cash flows from financing activities:
Member distributions	(5)	(587)
Net payments of secured borrowing payable	(643)	(3,267)
Net (payments) advances of senior debt	(14,116)	10,000
Payments of note payable	(808)	—
Payments for debt issuance costs	(218)	(12)
Proceeds from employee stock purchase plan	157	—
Repurchases of common stock	—	(1,037)
Net cash (used in) provided by financing activities	(15,633)	5,097

Net increase (decrease) in cash and restricted cash	21,704	(2,416)

Cash and restricted cash
Beginning	49,670	62,362
Ending	$71,374	$59,946

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$10,125	$6,735
Income taxes paid	$10	$—

Supplemental disclosure of non-cash activities:
Adjustments to additional paid-in capital as a result of tax receivable agreement	$(187)	$54
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$(61)	$—
Operating lease right of use asset recognized from adoption of ASU 2016-02	$—	$15,459
Operating lease liability recognized from adoption of ASU 2016-02	$—	$17,972

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

On July 20, 2021 (the “Closing Date”), the Company completed a business combination pursuant to the Business Combination Agreement (“Business Combination Agreement”), dated as of February 9, 2021, by and among Opportunity Financial, LLC (“OppFi-LLC”), a Delaware limited liability company, OppFi Shares, LLC (“OFS”), a Delaware limited liability company, and Todd Schwartz (the “Members’ Representative”), in his capacity as the representative of the members of OppFi-LLC (“Members”) immediately prior to the closing (the “Closing”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination.” At the Closing, FGNA changed its name to “OppFi Inc.” OppFi’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and redeemable warrants exercisable for Class A Common Stock (“Public Warrants”) are listed on the New York Stock Exchange (“NYSE”) under the symbols “OPFI” and “OPFI WS,” respectively.

Following the Closing, the Company is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of March 31, 2023 and December 31, 2022, OppFi owned approximately 13.9% and 13.5% of the OppFi Units, respectively, and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

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

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K ("Annual Report") for the year ended December 31, 2022, filed with the SEC on March 29, 2023. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2023.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Use of estimates: The preparation of the unaudited consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Accounting Policies: There have been no changes to the Company's significant accounting policies from those described in Part II, Item 8 - Financial Statements and Supplementary Data in the Annual Report.

Participation rights purchase obligations: OppFi-LLC has entered into bank partnership arrangements with certain banks insured by the FDIC. As part of these bank partnership arrangements, the banks have the ability to retain a percentage of the finance receivables they have originated, and OppFi-LLC’s participation rights are reduced by the percentage of the finance receivables retained by the banks. For the three months ended March 31, 2023 and 2022, finance receivables originated through the bank partnership arrangements totaled 95% and 94%, respectively. As of March 31, 2023 and December 31, 2022, the unpaid principal balance of finance receivables outstanding for purchase was $10.2 million and $11.2 million, respectively.

Troubled debt restructurings: As the terms of the receivables are typically not renegotiated and settlement offers are not typically made until after a receivable stops accruing interest income (up to 60 days delinquent), the only receivables considered to be impaired, or troubled debt restructurings, are: 1) those receivables where a settlement offer is made after receivables cease accruing interest, which may result in a modification of contractual terms, 2) the Company has received notification that a borrower is working with a third party to settle debt on his/her behalf and 3) customers who have entered into the Company’s short-term or long-term hardship programs. As of March 31, 2023 and December 31, 2022, management determined the balance of troubled debt restructuring receivables to be immaterial to the consolidated financial statements as a whole. As such, substantially all disclosures relating to impaired finance receivables, and troubled debt restructuring, have been omitted from these consolidated financial statements.

Capitalized technology: The Company capitalized software costs associated with application development totaling $2.0 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense, which is included in depreciation and amortization on the consolidated statements of operations, totaled $3.2 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 86.1% and 86.5% of the economic ownership percentage of OppFi-LLC as of March 31, 2023 and December 31, 2022, respectively. In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to OppFi and the noncontrolling ownership interests separately in the consolidated statements of operations.

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

Accounting pronouncements issued and adopted: In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The purpose of ASU No. 2022-02 is to provide guidance on troubled debt restructuring accounting model for creditors that have adopted Topic 326. Additionally, the guidance expands on vintage disclosure requirements. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within the annual reporting period. The adoption of ASU No. 2022-02 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

2021-01 is to expand guidance on contract modifications and hedge accounting. The amendments and expedients in these updates are effective as of March 12, 2020 through December 31, 2022 and may be elected by topic. The Company is currently evaluating the impact of ASU No. 2020-04 and 2021-01 on the Company’s consolidated financial statements.

Note 3. Finance Receivables

Finance receivables at fair value: The components of installment finance receivables at fair value as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Unpaid principal balance of finance receivables - accrual	$346,548	$369,643
Unpaid principal balance of finance receivables - non-accrual	23,167	32,537
Unpaid principal balance of finance receivables	$369,715	$402,180

Finance receivables at fair value - accrual	$401,295	$436,552
Finance receivables at fair value - non-accrual	3,372	4,944
Finance receivables at fair value, excluding accrued interest and fees receivable	404,667	441,496
Accrued interest and fees receivable	12,822	15,800
Finance receivables at fair value	$417,489	$457,296

Difference between unpaid principal balance and fair value	$34,952	$39,316

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finances receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of March 31, 2023, the aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due on a contractual basis was $13.4 million and $2.0 million, respectively. As of December 31, 2022, the aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due on a contractual basis was $17.6 million and $2.7 million, respectively.

Changes in the fair value of installment finance receivables at fair value for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at the beginning of the period	$457,296	$383,890
Originations	155,493	154,021
Repayments	(129,204)	(106,577)
Accrued interest and fees receivable	(2,978)	36
Charge-offs, net (1)	(58,754)	(47,171)
Net change in fair value (1)	(4,364)	(2,354)
Balance at the end of the period	$417,489	$381,845

(1) Included in "Change in fair value of finance receivables" in the consolidated statements of operations.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Finance receivables at amortized cost, net: The components of finance receivables at amortized cost as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Finance receivables	$506	$730
Accrued interest and fees	5	9
Allowance for credit losses	(47)	(96)
Finance receivables at amortized cost, net	$464	$643

Changes in the allowance for credit losses on finance receivables at amortized cost for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$96	$803
Provisions for credit losses on finance receivables	70	457
Finance receivables charged off	(119)	(329)
Ending balance	$47	$931

The following is an assessment of the credit quality of finance receivables at amortized cost and presents the recency and contractual delinquency of the finance receivable portfolio as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Recency delinquency	Contractual delinquency	Recency delinquency	Contractual delinquency
Current	$459	$423	$638	$585
Delinquency
30-59 days	30	20	45	44
60-89 days	17	26	47	59
90+ days	—	37	—	42
Total delinquency	47	83	92	145
Finance receivables	$506	$506	$730	$730

In accordance with the Company’s income recognition policy, finance receivables at amortized cost in non-accrual status as of March 31, 2023 and December 31, 2022 were $0.1 million and $0.1 million, respectively.

Note 4. Property, Equipment and Software, Net

Property, equipment and software consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Capitalized technology	$48,772	$46,760
Furniture, fixtures and equipment	3,783	3,680
Leasehold improvements	979	979
Total property, equipment and software	53,534	51,419
Less accumulated depreciation and amortization	(40,771)	(37,380)
Property, equipment and software, net	$12,763	$14,039

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $3.4 million and $3.2 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrual for services rendered and goods purchased	$7,537	$8,589
Accrued payroll and benefits	3,002	8,646
Other	6,332	5,985
Total	$16,871	$23,220

Note 6. Leases

Operating lease cost, which is included in occupancy expense in the consolidated statements of operations, for the three months ended March 31, 2023 and 2022 totaled $1.1 million and $1.1 million, respectively, of which $0.6 million and $0.5 million, respectively, were related to variable lease payments. Sublease income, which is included in other income in the consolidated statements of operations, totaled $80 thousand for three months ended March 31, 2023. Cash paid for amounts included in the measurement of lease liabilities was $0.5 millions and $0.6 million for three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, there were no outstanding balances on the letter of credit.

The components of lease costs as of March 31, 2023 are as follows (in thousands):

Amount
Operating lease cost	$1,100
Sublease income	(80)
Total lease cost	$1,020

Future minimum lease payments as of March 31, 2023 are as follows (in thousands):

Year	Amount
Remainder of 2023	$1,760
2024	2,410
2025	2,482
2026	2,557
2027	2,633
2028	2,713
Thereafter	4,937
Total lease payments	19,492
Less: imputed interest	(3,310)
Operating lease liability	$16,182

The weighted average remaining lease term and discount rate as of March 31, 2023 are as follows:

Weighted average remaining lease term (in years)	7.5
Weighted average discount rate	5%

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7.    Borrowings

The following is a summary of the Company’s outstanding borrowings as of March 31, 2023 and December 31, 2022, including borrowing capacity as of March 31, 2023 (in thousands):

Purpose	Borrower	Borrowing Capacity	March 31, 2023	December 31, 2022	Interest Rate as of March 31, 2023	Maturity Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$—	$—	$756	15.00%	—

Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche A)	$75,000	$37,500	$37,500	SOFR plus 7.36%	April 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche B)	125,000	112,302	121,647	SOFR plus 6.75%	June 2026
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	—	—	—	SOFR plus 0.11% plus 3.85%	February 2024
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	91,871	91,871	SOFR plus 7.50%	December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	39,945	44,716	SOFR plus 7.25%	April 2025
Total revolving lines of credit		425,000	281,618	295,734

Term loan, net	OppFi-LLC	50,000	49,126	48,954	LIBOR plus 10.00%	March 2025
Total senior debt, net		$475,000	$330,744	$344,688

Notes payable	OppFi-LLC	$808	$808	$1,616	7.07%	July 2023

Secured borrowing payable: On February 16, 2023, the borrowings under this secured borrowing payable were paid in full, of which borrowings totaling $0.1 million were forgiven. Subsequent to repayment, OppFi-LLC terminated the preferred return agreement. As of December 31, 2022, $165.0 million of finance receivables have been purchased with an active secured borrowing balance of $0.8 million.

Interest expense related to secured borrowings was $10 thousand and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, the Company has capitalized $0.2 million in debt issuance costs related to secured borrowings. There were no amortized debt issuance costs related to secured borrowings for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, there were no unamortized debt issuance costs related to secured borrowings.

Senior debt:

Revolving line of credit - Opportunity Funding SPE III, LLC

This facility was paid in full in December 2022. There was no interest expense associated with this facility for the three months ended March 31, 2023. Interest expense related to this facility was $2.5 million for the three months ended March 31, 2022. Additionally, the Company previously capitalized $2.2 million in debt issuance costs in connection with this facility. There was no amortized debt issuance costs associated with this facility for the three months ended March 31, 2023. Amortized debt issuance costs associated with this facility were $0.2 million for the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, there were no unamortized debt issuance costs associated with this facility.

Revolving line of credit - Opportunity Funding SPE V, LLC and Opportunity Funding SPE VII, LLC

Interest expense related to this facility was $4.6 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, the Company previously capitalized $2.7 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.1 million and $0.2 million for the three months

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the remaining balance of unamortized debt issuance costs associated with this facility was $1.2 million and $1.3 million, respectively.

Revolving line of credit - Opportunity Funding SPE VI, LLC

This facility was paid in full in June 2022. There was no interest expense associated with this facility for the three months ended March 31, 2023. Interest expense related to this facility was $0.8 million for the three months ended March 31, 2022. Additionally, the Company previously capitalized $0.9 million in debt issuance costs in connection with this facility. There was no amortized debt issuance costs associated with this facility for the three months ended March 31, 2023. Amortized debt issuance costs associated with this facility were $0.1 million for the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, there was no unamortized debt issuance costs associated with this facility.

Revolving line of credit - Opportunity Funding SPE IV, LLC and SalaryTap Funding SPE, LLC

On February 15, 2023, the Company terminated the revolving line of credit agreement upon the end of the revolving commitment period.

Interest expense related to this facility was $6 thousand and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, the Company previously capitalized $1.1 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.2 million and $46 thousand for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was no unamortized debt issuance costs associated with this facility. As of December 31, 2022, unamortized debt issuance costs associated with this facility was $0.2 million.

Revolving line of credit - Opportunity Funding SPE IX, LLC

Interest expense related to this facility was $2.8 million for the three months ended March 31, 2023. Additionally, the Company previously capitalized $2.4 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.2 million for the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the remaining balance of unamortized debt issuance costs associated with this facility was $2.2 million and $2.2 million, respectively.

Revolving line of credit - Gray Rock SPV LLC

Interest expense related to this facility was $1.3 million for the three months ended March 31, 2023. Additionally, the Company previously capitalized $0.5 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility was $39 thousand for the three months ended March 31, 2023, respectively. As of March 31, 2023 and December 31, 2022, the remaining balance of unamortized debt issuance costs associated with this facility was $0.3 million and $0.4 million, respectively.

Term loan, net

As of March 31, 2023 and December 31, 2022, the outstanding balance of $50.0 million was net of unamortized debt issuance costs of $0.9 million and $1.0 million, respectively.

Interest expense related to this facility was $1.8 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. Additionally, the Company previously capitalized $2.3 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Notes payable: Interest expense related to this note payable was $26 thousand for the three months ended March 31, 2023.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2023, required payments for all borrowings, excluding revolving lines of credit, for each of the next five years are as follows (in thousands):

Year	Amount
Remainder of 2023	$808
2024	—
2025	50,000
2026	—
2027	—
2028	—
Total	$50,808

Note 8. Warrant Liabilities

As of March 31, 2023, there were 11,887,500 Public Warrants and 3,451,937 Private Placement Warrants outstanding. As of March 31, 2023 and December 31, 2022, the Company recorded warrant liabilities of $1.7 million and $1.9 million, respectively, in the consolidated balance sheets. The change in fair value of the Public Warrants and Private Placement Warrants was decreased by $0.1 million and $34 thousand, respectively, for the three months ended March 31, 2023. The change in fair value of the Public Warrants and Private Placement Warrants was decreased by $1.9 million and $0.5 million, respectively, for the three months ended March 31, 2022.

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

There were no repurchase activities during the three months ended March 31, 2023. During the three months ended March 31, 2022, OppFi repurchased 282,334 shares of Class A Common Stock at an average purchase price of $3.67 per share for an aggregate purchase price of $1.0 million. As of March 31, 2023, $17.5 million of the repurchase authorization under the Repurchase Program remained available.

Note 10.    Stock-Based Compensation

On July 20, 2021, OppFi established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of March 31, 2023, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan (including from outstanding awards) was 17,257,521 shares. As of March 31, 2023, OppFi had only granted awards in the form of options, restricted stock units (“RSU”), and performance stock units (“PSU”).

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Stock options: A summary of the Company’s stock option activity for the three months ended March 31, 2023 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,978,972	$12.99	8.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2023	1,978,972	$12.99	8.4	$—
Exercisable as of March 31, 2023	1,181,774	$15.05	8.3	$—

For the three months ended March 31, 2023, the Company recognized stock-based compensation expense of $0.2 million related to stock options. For the three months ended March 31, 2022, the Company recognized negative stock-based compensation expense of $0.2 million related to stock options due to forfeitures. As of March 31, 2023 and December 31, 2022, the Company had unrecognized stock-based compensation related to unvested stock options of $1.6 million and $1.7 million, respectively, that is expected to be recognized over an estimated weighted average period of approximately 2.6 years and 2.8 years, respectively.

Restricted stock units: A summary of the Company’s RSU activity for the three months ended March 31, 2023 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2022	2,174,842	$4.23
Granted	121,660	2.00
Vested	(104,912)	5.59
Forfeited	(31,554)	3.89
Unvested as of March 31, 2023	2,160,036	$4.04

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation of $0.8 million and $0.8 million, respectively, related to RSUs. As of March 31, 2023 and December 31, 2022, total unrecognized compensation expense related to RSUs was $7.4 million and $8.1 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.9 years and 2.9 years, respectively.

Performance stock units: A summary of the Company’s PSU activity for the three months ended March 31, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2022	329,738	$3.46
Granted	—	—
Vested	(1,466)	7.69
Forfeited	—	—
Unvested as of March 31, 2023	328,272	$3.44

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation of $0.1 million and $0.1 million, respectively, related to PSUs. As of March 31, 2023 and December 31, 2022, total unrecognized compensation expense related to PSUs was $0.6 million and $0.7 million, respectively, which will be recognized over a weighted average vesting period of approximately 3.0 years and 3.4 years, respectively.

Employee Stock Purchase Plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP permits eligible employees to contribute up to 10% of their compensation, not to exceed the IRS allowable limit, to purchase shares of Class A Common Stock during six month offerings. Eligible employees will purchase the shares at a price per share equal to the lesser of 85% of the fair market value of the Class A Common Stock on the first trading day of the offering period or the last trading day of the offering period. The offering periods begin each January 1 and July 1, with the initial offering period beginning on January 1, 2022. As of March 31, 2023, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP (including from outstanding awards) was 1,483,919. The maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP shall be cumulatively increased on each January 1, through and including January 1, 2030, by a number of shares equal to the smallest of (a) one percent of the number of shares of Class A Common Stock issued and outstanding on the immediately preceding December 31, (b) 2,400,000 shares, or (c) an amount determined by the Board. As of March 31, 2023, there were 134,746 shares of Class A Common Stock purchased under the ESPP. As of December 31, 2022, there were 44,627 shares of Class A Common Stock purchased under the ESPP.

ESPP employee payroll contributions accrued as of March 31, 2023 were $0.1 million and are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of March 31, 2023 will be used to purchase shares at the end of the ESPP offering period ending on June 30, 2023. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. During the three months ended March 31, 2023, the Company recognized ESPP compensation expense of $24 thousand.

Note 11. Income Taxes

For the three months ended March 31, 2023, OppFi recorded an income tax expense of $0.1 million and reported consolidated income before income taxes of $4.1 million, resulting in a 3.6% effective income tax rate. For the three months ended March 31, 2022, OppFi recorded an income tax expense of $0.5 million and reported consolidated income before income taxes of $0.2 million, resulting in a 222.2% effective income tax rate.

OppFi’s effective income tax rates differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, and discrete tax items. For the three months ended March 31, 2023, there was one discrete item recorded, which consist of a $7 thousand adjustment related to a prior period state tax adjustment, which increased the effective tax rates by 0.2%. Excluding the aforementioned discrete item, the effective tax rates for the three months ended March 31, 2023 would have been 3.4%. For the three months ended March 31, 2022, there was a discrete item recorded of $0.5 million related to a prior period stock compensation adjustment, which increased the effective rate by 219%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended March 31, 2022 would have been 3.2%.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of March 31, 2023 and 2022, OppFi owned 13.9% and 12.2% of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

As of March 31, 2023 and December 31, 2022, OppFi recorded an unrecognized tax benefit of $40 thousand and $20 thousand, respectively, related to research and development credits allocated from OppFi-LLC. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 12. Interest Expense and Amortized Debt Issuance Costs

The following table summarizes interest expense and amortized debt issuance costs for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest expense	$10,607	$6,839
Amortized debt issuance costs	764	609
Interest expense and amortized debt issuance costs	$11,371	$7,448
Note 13. Fair Value Measurements

Fair value on a nonrecurring basis: The Company’s financial assets that are measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022 include assets held for sale. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. Assets held for sale are measured at fair value on a nonrecurring basis using Level 3 inputs.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements
	March 31, 2023	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$404,667	$—	$—	$404,667

Financial liabilities:
Warrant liability - Public Warrants (2)	1,070	1,070	—	—
Warrant liability - Private Placement Warrants (3)	665	—	—	665

		Fair Value Measurements
	December 31, 2022	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$441,496	$—	$—	$441,496

Financial liabilities:
Warrant liability - Public Warrants (2)	1,189	1,189	—	—
Warrant liability - Private Placement Warrants (3)	699	—	—	699

During the three months ended March 31, 2023 and 2022, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

(1) The Company primarily estimates the fair value of its installment finance receivables portfolio using discounted cash flow models that have been internally developed. The models use inputs that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.

The following table presents quantitative information about the significant unobservable inputs used for the Company’s installment finance receivables fair value measurements as of March 31, 2023 and December 31, 2022:

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	March 31, 2023	December 31, 2022
Interest rate on finance receivables	153.19%	152.39%
Discount rate	26.19%	25.89%
Servicing cost*	5.01%	5.01%
Remaining life	0.60 years	0.59 years
Default rate*	21.11%	20.27%
Accrued interest*	3.47%	3.93%
Prepayment rate*	21.85%	21.33%

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

The following table presents the significant assumptions used in the simulation at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	3.74%	3.49%	4.11%	3.88%
Expected term (years)	3.3 years	8.3 years	3.5 years	8.5 years
Expected volatility	55.00%	55.00%	53.90%	53.90%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$0.10	$0.45	$0.11	$0.46

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2022	$279	$420	$699
Change in fair value	(25)	(9)	(34)
Fair value as of March 31, 2023	$254	$411	$665

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements
	March 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash	$32,185	$32,185	$—	$—
Restricted cash	39,189	39,189	—	—
Accrued interest and fees receivable	12,822	12,822	—	—
Finance receivables at amortized cost, net	464	—	—	464
Settlement receivable	2,843	2,843	—	—

Liabilities:
Senior debt, net	330,744	—	—	330,744
Note payable	808	—	—	808

		Fair Value Measurements
	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash	$16,239	$16,239	$—	$—
Restricted cash	33,431	33,431	—	—
Accrued interest and fees receivable	15,800	15,800	—	—
Finance receivables at amortized cost, net	643	—	—	643
Settlement receivable	2,000	2,000	—	—

Liabilities:
Secured borrowing payable	756	—	—	756
Senior debt, net	344,688	—	—	344,688
Note payable	1,616	—	—	1,616

Note 14. Commitments and Contingencies

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Note 15.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of March 31, 2023, consumers living primarily in Texas, Florida and Virginia made up approximately 15%, 13% and 11%, respectively, of the Company’s portfolio of finance receivables. As of March 31, 2023, there were no other states that made up more than 10% or more of the Company’s portfolio of finance receivables. As of December 31, 2022, consumers living primarily in Texas, Florida and Virginia made up approximately 14%, 13%, and 11%, respectively, of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 16. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $0.4 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 17.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to OppFi Inc.	$251	$1,076
Net income available to Class A common stockholders - Basic	251	1,076
Dilutive effect of warrants on net income to Class A common stockholders	—	—
Net loss attributable to noncontrolling interest	—	(1,373)
Income tax benefit	—	331
Net income available to Class A common stockholders - Diluted	$251	$34
Denominator:
Weighted average Class A common stock outstanding - Basic	15,037,326	13,581,828
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	122,571	53,655
Performance stock units	29,998	—
Warrants	—	—
Employee stock purchase plan	—	—
Retained OppFi Units, excluding Earnout Units	—	70,838,474
Dilutive potential common shares	152,569	70,892,129
Weighted average units outstanding - diluted	15,189,895	84,473,957
Earnings per share:
Basic	$0.02	$0.08
Diluted	$0.02	$—

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Public Warrants	11,887,500	11,887,500
Private Unit Warrants	231,250	231,250
$11.50 Exercise Price Warrants	2,248,750	2,248,750
$15 Exercise Price Warrants	912,500	912,500
Underwriter Warrants	59,437	59,437
Stock Options	1,978,972	2,127,096
Restricted stock units	2,202,314	1,360,548
Performance stock units	307,070	78,907
Noncontrolling interest - Earnout Units	25,500,000	25,500,000
Noncontrolling interest - OppFi Units	69,066,687	—
Potential common stock	114,394,480	44,405,988

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 18.    Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and identified the following event that required disclosure.

Assets held for sale. In May 2023, the Company made the decision to wind down the OppFi Card business; accordingly, the Company has discontinued its marketing of the OppFi Card finance receivables for sale. The OppFi Card finance receivables will no longer meet the held for sale criteria.

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

OppFi’s primary products are offered by its OppLoans lending platform. Customers on this platform are U.S. consumers, who are employed, have bank accounts, and generally earn median wages. The average installment loan facilitated by OppFi is approximately $1,500, payable in installments and with an average contractual term of 11 months. Neither SalaryTap nor OppFi Card contributed meaningfully to OppFi’s results during the three months ended March 31, 2023.

On July 20, 2021 (“Closing Date”), OppFi completed a business combination pursuant to the Business Combination Agreement (“Business Combination Agreement”), dated as of February 9, 2021, by and among FG New America Acquisition Corp. (“FGNA”), Opportunity Financial, LLC (“OppFi-LLC”), a Delaware limited liability company, OppFi Shares, LLC (“OFS”), a Delaware limited liability company, and Todd Schwartz (“Members’ Representative”), in his capacity as the representative of the members of OppFi-LLC (“Members”) immediately prior to the closing (“Closing”) of the transactions contemplated by the Business Combination Agreement (“Business Combination”). At the Closing, FGNA changed its name to “OppFi Inc.” OppFi’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and redeemable warrants exercisable for Class A Common Stock (“Public Warrants”) are listed on the New York Stock Exchange (“NYSE”) under the symbols “OPFI” and “OPFI WS,” respectively.

Unless the context otherwise requires, all references in this section to “OppFi” or the “Company” refer OppFi-LLC and its subsidiaries prior to the Closing, or to OppFi Inc. and its subsidiaries from and after the Closing.

Following the Closing, OppFi is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of March 31, 2023 and December 31, 2022, OppFi owned approximately 13.9% and 13.5% of the OppFi Units and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. Each Retained OppFi Unit held by the Members may be exchanged, subject to certain conditions, for either one share of Class A Common Stock or, at the election of OppFi, in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (the “Exchange Rights”). OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC. Each share of Class V Voting Stock entitles OFS to one vote per share at any annual or special meeting of the stockholders of OppFi, voting together with the holders of Class A Common Stock as a single class, but the shares of Class V Voting Stock do not entitle OFS to any economic rights in OppFi.

HIGHLIGHTS

Our financial results as of and for the three months ended March 31, 2023 are summarized below:
•Basic and diluted earnings per share (“EPS”) of $0.02 and $0.02, respectively, for the three months ended March 31, 2023;
•Adjusted EPS(1) of $0.05 for the three months ended March 31, 2023;
•Net originations decreased 2% to $159.6 million from $162.8 million for the three months ended March 31, 2023 and 2022, respectively;
•Ending receivables increased 9% to $370.2 million from $338.5 million as of March 31, 2023 and 2022, respectively;
•Total revenue increased 20% to $120.4 million from $100.7 million for the three months ended March 31, 2023 and 2022, respectively;
•Net income of $3.9 million for the three months ended March 31, 2023 increased by $4.2 million when compared to net loss of $0.3 million for the three months ended March 31, 2022; and
•Adjusted net income(1) of $4.4 million for the three months ended March 31, 2023 increased by $3.8 million when compared to adjusted net income of $0.6 million for the three months ended March 31, 2022.

(1) Adjusted EPS and Adjusted Net Income are non-Generally Accepted Accounting Principles (“GAAP”) financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see“Non-GAAP Financial Measures” below.
KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the three months ended March 31, 2023 and 2022.

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

The following tables present total net originations (defined as gross originations net of transferred balance on refinanced loans), percentage of net originations by bank partners, and percentage of net originations by new loans for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Total net originations	$159,596	$162,756	$(3,160)	(1.9)%
Percentage of net originations by bank partners	95.2%	94.5%	N/A	0.7%
Percentage of net originations by new loans	44.1%	52.7%	N/A	(16.3)%

Net originations decreased to $159.6 million for the three months ended March 31, 2023, from $162.8 million for the three months ended March 31, 2022. Despite greater application volume, the 1.9% decrease was driven by relatively tighter credit standards with the qualified rate (defined as qualified applications over total applications) dropping year over year.

Our origination mix continues to shift towards a servicing / facilitation model for bank partners from a direct origination model. Total net originations by our bank partners increased to 95.2% for the three months ended March 31, 2023, from 94.5% for the three months ended March 31, 2022.

Total net originations of new loans as percentage of total loans decreased to 44.1% for the three months ended March 31, 2023, from 52.7% for the three months ended March 31, 2022. The decrease is a result of a pullback on marketing spend and lower qualified rate to ensure that new loans originated are of a higher credit quality than previous periods.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of March 31, 2023 and 2022 (in thousands):

	March 31,		Change
	2023	2022	$	%
Ending receivables	$370,220	$338,458	$31,762	9.4%

Ending receivables increased to $370.2 million as of March 31, 2023, from $338.5 million as of March 31, 2022. The 9.4% increase was primarily driven by growth in originations throughout the prior year, leading to a higher receivables balance to begin the three months ended March 31, 2023.

Average Yield

Average yield represents annualized interest income from the period as a percent of average receivables. Receivables are defined as the unpaid principal balances of loans. The following tables present average yield for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	%
Average yield	126.3%	119.9%	5.3%

Average yield increased to 126.3% for the three months ended March 31, 2023, from 119.9% for the three months ended March 31, 2022. The 5.3% increase was driven by a decrease in delinquent loans in the portfolio that were not accruing interest and a decrease in enrollment in our hardship and assistance programs, which provide payment relief due to natural disasters, loss of income, increase in expenses, or other unpredictable events such as COVID-19, as well as a shift away from originating Company-originated loans in states with relatively lower interest rates.

Net Charge-Offs as a Percentage of Average Receivables

Net charge-offs as a percentage of average receivables represents annualized total charge-offs from the period less recoveries as a percent of average receivables. Receivables are defined as the unpaid principal of loans. Our charge-off policy is based on a review of delinquent finance receivables on a loan-by-loan basis. Finance receivables are charged off at the earlier of the time when accounts reach 90 days past due on a recency basis, when we receive notification of a customer bankruptcy, or when finance receivables are otherwise deemed uncollectible.

The following tables present net charge-offs as a percentage of average receivables annualized for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	%
Net charge-offs as % of average receivables	61.8%	55.8%	10.8%

Net charge-offs as a percentage of average receivables increased to 61.8% for the three months ended March 31, 2023, from 55.8% for the three months ended March 31, 2022. The elevated net charge-offs for the three months ended March 31, 2023 are a result of the cumulative effects of inflation and the charge off of lower quality loans originated prior to credit adjustments midway through 2022. Additionally, credit adjustments have decelerated origination growth and therefore impacted the denominator of the net charge-off rate.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan advocate or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate as of March 31, 2023 and 2022:

	March 31,		Change
	2023	2022	%
Auto-approval rate	70.6%	61.4%	15.0%

Auto-approval rate increased by 15.0% as of March 31, 2023, to 70.6%, from 61.4% as of March 31, 2022, driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2023 and 2022

The following table presents our consolidated results of operations for the three months ended March 31, 2023 and 2022 (in thousands, except number of shares and per share data).

(in thousands, except share and per share data)	Three Months Ended March 31,		Change
(Unaudited)	2023	2022	$	%
Interest and loan related income	$119,942	$100,336	$19,606	19.5%
Other income	432	374	58	15.5%
Total revenue	120,374	100,710	19,664	19.5%
Change in fair value of finance receivables	(63,118)	(49,525)	(13,593)	27.4%
Provision for credit losses on finance receivables	(70)	(457)	387	(84.7)%
Net revenue	57,186	50,728	6,458	12.7%
Expenses:
Sales and marketing	9,847	13,589	(3,742)	(27.5)%
Customer operations	10,299	10,031	268	2.7%
Technology, products, and analytics	9,955	8,229	1,726	21.0%
General, administrative, and other	11,984	13,592	(1,608)	(11.8)%
Total expenses before interest expense	42,085	45,441	(3,356)	(7.4)%
Interest expense	11,371	7,448	3,923	52.7%
Total expenses	53,456	52,889	567	1.1%
Income (loss) from operations	3,730	(2,161)	5,891	(272.6)%
Change in fair value of warrant liability	153	2,404	(2,251)	93.6%
Other income	193	—	193	—%
Income before income taxes	4,076	243	3,833	1577.4%
Income tax expense	146	540	(394)	(73.0)%
Net income (loss)	3,930	(297)	4,227	(1423.2)%
Less: net income (loss) attributable to noncontrolling interest	3,679	(1,373)	5,052	(368.0)%
Net income attributable to OppFi Inc.	$251	$1,076	$(825)	(76.7)%

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.02	$0.08
Diluted	$0.02	$—
Weighted average common shares outstanding:
Basic	15,037,326	13,581,828
Diluted	15,189,895	84,473,957

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based on the interest method. We also earn revenue from referral fees related primarily to our turn-up program, which represented less than 0.3 % of total revenue for the three months ended March 31, 2023.

Total revenue increased by $19.7 million, or 19.5%, to $120.4 million for the three months ended March 31, 2023, from $100.7 million for the three months ended March 31, 2022. The increase was due to higher receivables balances throughout the quarter as well as stronger payment activity driving a higher yield on the balances.

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

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $63.1 million for the three months ended March 31, 2023, which was comprised of $58.8 million of net charge-offs and a fair market value adjustment of $4.4 million, up from $49.5 million for the three months ended March 31, 2022, which was comprised of $47.2 million of net charge-offs and a fair market value adjustment of $2.4 million. The fair value adjustment for the three months ended March 31, 2023 had a negative impact due to a decrease in the fair value mark and a decrease in receivables in the period.

For the three months ended March 31, 2022, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in allowance for credit losses for our SalaryTap and OppFi Card products. For the three months ended March 31, 2023, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for our SalaryTap product only, due to the reclassification of OppFi Card assets as held for sale on December 31, 2022. Total provision decreased by $0.4 million, or 84.7%, to $0.1 million for the three months ended March 31, 2023, from $0.5 million for the three months ended March 31, 2022, due to the reclassification of OppFi Card assets as held for sale as well as the continued rundown of SalaryTap finance receivables leading to relatively lower gross charge-offs.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and total provision costs. Total net revenue increased by $6.5 million, or 12.7%, to $57.2 million for the three months ended March 31, 2023, from $50.7 million for the three months ended March 31, 2022. This increase was due to higher total revenues outweighing higher gross charge-offs.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses increased by $0.6 million, or 1.1%, to $53.5 million for the three months ended March 31, 2023, from $52.9 million for the three months ended March 31, 2022. The increase in expenses was primarily related to elevated interest expense as a result of supporting higher receivables balances and a rising interest rate environment as well as higher professional fees related to accounting, legal, and staffing matters. The increase was partially offset by lower salaries and benefits due to headcount reductions and lower direct marketing spend driven by a reduction in cost per funded loan as well as a relative shift in originations towards refinance loans. Despite the overall increase in expenses, expenses as a percent of total revenue decreased from 52.5% to 44.4% for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Income (Loss) from Operations

Income (loss) from operations is the difference between net revenue and expenses. Income from operations increased by $5.9 million, or 272.6%, to $3.7 million for the three months ended March 31, 2023, from loss from operations of $2.2 million for the three months ended March 31, 2022. This increase was due to higher net revenue outweighing higher expenses for the three months ended March 31, 2023, due to the reasons discussed above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability totaled $0.2 million for the three months ended March 31, 2023 and $2.4 million for the three months ended March 31, 2022. This warrant liability arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Other Income

Other income totaled $0.2 million for the three months ended March 31, 2023 and $0.0 million for the three months ended March 31, 2022. Other income includes $0.1 million in income related to the Company subleasing one floor of its office space and $0.1 million from the gain on partial loan forgiveness of the secured borrowing payable.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liability, and other income. Income before income taxes increased by $3.8 million, or 1577.4%, to $4.1 million for the three months ended March 31, 2023, from $0.2 million for the three months ended March 31, 2022.

Income Tax Expense

OppFi Inc. recorded a provision for income taxes of $0.1 million for the three months ended March 31, 2023 and $0.5 million for the three months ended March 31, 2022.

Net Income (Loss)

Net income increased by $4.2 million, or 1423.2%, to $3.9 million for the three months ended March 31, 2023, from net loss of $0.3 million for the three months ended March 31, 2022.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $0.3 million for the three months ended March 31, 2023. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. for the three months ended March 31, 2023. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company and the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, as well as the Company’s approximate percentage interest in the non-controlling interest. The underlying income or expense components that are attributable to OppFi Inc. for the three months ended March 31, 2023 are gain on change in fair value of warrant liabilities of $0.2 million, partially offset by tax expense of $0.2 million, payroll and stock compensation expense of $0.04 million, general and administrative expense of $0.2 million, and board fees of $0.1 million, for total income (loss) attributable to OppFi Inc. of approximately $(0.3) million. The income (loss) also includes OppFi Inc.'s percentage interest in the income (loss) attributable to non-controlling interest of approximately $0.6 million, for net income attributable to OppFi Inc. of approximately $0.3 million. For the three months ended March 31, 2022, the underlying income or expense components that are attributable to OppFi Inc. are gain on change in fair value of warrant liabilities of $2.4 million, partially offset by tax expense of $0.6 million, payroll and stock compensation expense of $0.3 million, general and administrative expense of $0.2 million, and board fees of $0.1 million, for total income attributable to OppFi Inc. of $1.3 million. The income also includes OppFi Inc.'s percentage interest in the income attributable to non-controlling interest of $(0.2) million, for net income attributable to OppFi Inc. of $1.1 million.

Diluted Earnings per Share

The Company’s outstanding shares of Class V Voting Stock were antidilutive in the diluted earnings per share calculation under the if-converted method for the three months ended March 31, 2023. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period. The effects of the assumed conversion under the if-converted method for the three months ended March 31, 2023 were determined to be antidilutive based on the net income attributable to the noncontrolling interest holders for the period.

CONDENSED BALANCE SHEETS

Comparison of the periods ended March 31, 2023 and December 31, 2022

The following table presents our condensed balance sheet as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022	Change
(Unaudited)			$	%
Assets
Cash and restricted cash	$71,374	$49,670	$21,704	43.7%
Finance receivables at fair value	417,489	457,296	(39,807)	(8.7)%
Finance receivables at amortized cost, net	464	643	(179)	(27.8)%
Other assets	70,718	72,230	(1,512)	(2.1)%
Total assets	$560,045	$579,839	$(19,794)	(3.4)%
Liabilities and stockholders’ equity
Current liabilities	$20,582	$29,558	$(8,976)	(30.4)%
Other liabilities	42,053	42,183	(130)	(0.3)%
Total debt	331,552	347,060	(15,508)	(4.5)%
Warrant liabilities	1,735	1,888	(153)	(8.1)%
Total liabilities	395,922	420,689	(24,767)	(5.9)%
Total stockholders’ equity	164,123	159,150	4,973	3.1%
Total liabilities and stockholders' equity	$560,045	$579,839	$(19,794)	(3.4)%

Total cash and restricted cash increased by $21.7 million as of March 31, 2023, compared to December 31, 2022, driven by an increase in received payments relative to originated loans. Finance receivables at fair value decreased by $39.8 million as of March 31, 2023, compared to December 31, 2022 from lower origination volume due to seasonality and strong repayment activity for the three months ended March 31, 2023. Finance receivables at amortized cost, net decreased by $0.2 million as of March 31, 2023 compared to December 31, 2022, due to the continued rundown of SalaryTap finance receivables. Other assets decreased by $1.5 million as of March 31, 2023 compared to December 31, 2022, mainly driven by a decrease in property, equipment, and software of $1.3 million.

Current liabilities decreased by $9.0 million as of March 31, 2023, compared to December 31, 2022, mainly driven by a decrease in accounts payable of $2.6 million and a decrease in accrued expenses of $6.3 million. Other liabilities decreased by $0.1 million as of March 31, 2023, compared to December 31, 2022 due to a decrease in the operating lease liability of $0.4 million, partially offset by an increase in the tax receivable agreement liability of $0.2 million. Total debt decreased by $15.5 million as of March 31, 2023, compared to December 31, 2022, driven by a decrease in utilization of revolving lines of credit of $13.9 million, repayment of the secured borrowing payable of $0.8 million, and a decrease in the note payable of $0.8 million. Total equity increased by $5.0 million as of March 31, 2023, compared to December 31, 2022, driven by net income and stock-based compensation.

NON-GAAP FINANCIAL MEASURES

Comparison of the three months ended March 31, 2023 and 2022

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

Adjusted EBT, Adjusted Net Income, and Adjusted EBITDA

Adjusted EBT is a non-GAAP measure defined as our GAAP net income adjusted to eliminate the effect of certain items as shown below, including provision for income taxes, debt issuance cost amortization, other addbacks and one-time expenses and sublease income. Adjusted Net Income is a non-GAAP measure defined as our Adjusted EBT less pro forma taxes for comparison purposes. We believe that Adjusted EBT and Adjusted Net Income are important measures because it allows management, investors, and our board of directors to evaluate and compare our operating results from period-to-period by making the adjustments described below.

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

Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-recurring items (such as severance), non-cash expenditures (such as depreciation and amortization, changes in the fair value of warrant liabilities, and expenses related to stock compensation), or are not related to our underlying business performance (such as interest expense). We believe these adjustments provide investors with a comparative view of expenses that the Company expects to incur on an ongoing basis.

	Three Months Ended March 31,		Variance
(in thousands, except share and per share data) Unaudited	2023	2022	%
Net income (loss)	$3,930	$(297)	(1423.2)%
Provision for income taxes	146	540	(73.0)%
Debt issuance cost amortization	764	609	25.5%
Other addbacks and one-time expenses, net(a)	1,086	(6)	(18200.0)%
Sublease income	(80)	—	—%
Adjusted EBT	5,846	846	591.0%
Less: pro forma taxes(b)	(1,411)	(198)	612.6%
Adjusted net income	4,435	648	584.4%
Pro forma taxes(b)	1,411	198	612.6%
Depreciation and amortization	3,391	3,238	4.7%
Interest expense	10,607	6,840	55.1%
Business (non-income) taxes	272	379	(28.2)%
Adjusted EBITDA	$20,116	$11,303	78.0%

Adjusted EPS	$0.05	$0.01
Weighted average diluted shares outstanding	84,432,529	84,473,957

(a) For the three months ended March 31, 2023, other addbacks and one-time expenses, net of $1.1 million included a $(0.2) million addback due to the change in fair value of the warrant liabilities, a $(0.1) million addback due to partial forgiveness of the secured borrowing payable, a $0.1 million expense related to severance, $1.1 million in expenses related to stock compensation, and a $0.1 million expense related to the change in the value of the OppFi Card finance receivables held for sale. For the three months ended March 31, 2022, other addbacks and one-time expenses, net of $(0.0) million included a $(2.4) million addback due to the change in fair value of the warrant liabilities, a $1.5 million expense due to severance, $0.6 million in expenses related to stock compensation, $0.2 million in one-time accounting and legal costs, $0.1 million in board fees, and $0.1 million in recruiting expenses.
(b) Assumes a tax rate of 24.14% for the three months ended March 31, 2023 and a 23.40% tax rate for the three months ended March 31, 2022, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Adjusted Earnings Per Share

Adjusted EPS is defined as adjusted net income divided by weighted average diluted shares outstanding, which represent shares of both classes of common stock outstanding, excluding 25,500,000 shares related to earnout obligations and including the impact of restricted stock units, performance stock units, and the employee stock purchase plan. We believe that presenting Adjusted EPS is useful to investors and others because, due to the Company’s Up-C structure, Basic EPS calculated on a GAAP basis excludes a large percentage of the Company’s outstanding shares of common stock, which are Class V voting stock. Shares of the Company’s Class V voting stock may be exchanged, together with OppFi Units, into shares of the Company’s Class A common stock. We believe that presenting Adjusted EPS is useful to investors and others because it presents the Company’s Adjusted Net Income on a per share basis based on the shares of the Company’s common stock that would be issued but for, and can be issued as a result of, the Company’s Up-C structure, excluding the forfeitable earnout shares from the Company’s Business Combination. The earnout shares issued in the Business Combination are excluded from the calculation of Adjusted EPS because such earnout shares are subject to potential forfeiture pending the achievement (if any) of certain earnout targets pursuant to the terms of the Business Combination, and we believe that, until such shares are forfeited or no longer subject to forfeiture, it is useful to investors and others to provide per share earnings information based only on those shares that are not subject to forfeiture.

	Three Months Ended March 31,
(unaudited)	2023	2022
Weighted average Class A common stock outstanding	15,037,326	13,581,828
Weighted average Class V voting stock outstanding	94,742,634	96,338,474
Elimination of earnouts at period end	(25,500,000)	(25,500,000)
Dilutive impact of restricted stock units	122,571	53,655
Dilutive impact of performance stock units	29,998	—
Dilutive impact of employee stock purchase plan	—	—
Weighted average diluted shares outstanding	84,432,529	84,473,957

(in thousands, except share and per share data)	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		84,432,529		84,473,957
Net income	$3,930	$0.05	$(297)	$—
Provision for income taxes	146	—	540	0.01
Debt amortization	764	0.01	609	0.01
Other addbacks and one-time expenses	1,086	0.01	(6)	—
Sublease income	(80)	—	—	—
Adjusted EBT	5,846	0.07	846	0.01
Less: pro forma taxes	(1,411)	(0.02)	(198)	—
Adjusted net income	$4,435	$0.05	$648	$0.01

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over three years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Unrestricted cash	$32,185	$16,239
Undrawn debt	$143,382	$136,766

As of March 31, 2023, we had $32.2 million in unrestricted cash, an increase of $15.9 million from December 31, 2022. As of March 31, 2023, we had an additional $143.4 million of unused debt capacity under our financing facilities for future availability, representing a 30 % overall undrawn capacity, an increase from $136.8 million as of December 31, 2022. The increase in undrawn debt was due to using excess cash to pay down debt on our revolving credit lines. Including total financing commitments of $475.0 million, and cash on the balance sheet of $71.4 million, we had approximately $546.4 million in funding capacity as of March 31, 2023.

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

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities during the three months ended March 31, 2023 and 2022 (in thousands):

(In thousands, except % change)	Three Months Ended March 31,		Change
	2023	2022	$	%
Net cash provided by operating activities	$65,637	$44,731	$20,906	46.7%
Net cash used in investing activities	(28,300)	(52,244)	23,944	45.8%
Net cash (used in) provided by financing activities	(15,633)	5,097	(20,730)	(406.7)%
Net increase (decrease) in cash and restricted cash	$21,704	$(2,416)	$24,120	998.2%

Operating Activities

Net cash provided by operating activities was $65.6 million for the three months ended March 31, 2023. This was an increase of $20.9 million when compared to net cash provided by operating activities of $44.7 million for the three months ended March 31, 2022. Cash provided by operating activities increased due to additional interest and loan related income generated from higher receivables balances compared to the prior year.

Investing Activities

Net cash used in investing activities was $28.3 million for the three months ended March 31, 2023. This was a decrease of $23.9 million when compared to net cash used in investing activities of $52.2 million for the three months ended March 31, 2022, mainly due to higher finance receivables repaid and recovered.

Financing Activities

Net cash used in financing activities was $15.6 million for the three months ended March 31, 2023. This was an increase of $20.7 million when compared to net cash provided by financing activities of $5.1 million for the three months ended March 31, 2022, primarily due to an increase in net payments of senior debt, note payable, and debt issuance costs, partially offset by an decrease in net payments of secured borrowing payable.

FINANCING ARRANGEMENTS

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. For a detailed discussion on financing arrangements refer to Part I, Note 7 of this Quarterly Report on Form 10-Q. The following is a summary of OppFi’s outstanding borrowings as of March 31, 2023 and December 31, 2022, including borrowing capacity as of March 31, 2023 (in thousands):

		Borrowing	March 31,	December 31,	Interest Rate as of	Maturity
Purpose	Borrower(s)	Capacity	2023	2022	March 31, 2023	Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$—	$—	$756	15.00%	—
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche A)	$75,000	$37,500	$37,500	SOFR plus 7.36%	April 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche B)	125,000	112,302	121,647	SOFR plus 6.75%	June 2026
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	—	—	—	SOFR plus 0.11% plus 3.85%	February 2024
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	91,871	91,871	SOFR plus 7.50%	December 2026
Revolving line of credit	Gray Rock SPV, LLC	75,000	39,945	44,716	SOFR plus 7.25%	April 2025
Total revolving lines of credit		425,000	281,618	295,734

Term loan, net	OppFi-LLC	50,000	49,126	48,954	LIBOR plus 10.00%	March 2025
Total senior debt, net		$475,000	$330,744	$344,688

Note payable	OppFi-LLC	$808	$808	$1,616	7.07%	July 2023

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the information on critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due to the material weakness in its internal control over financial reporting disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

Notwithstanding the material weakness in the Company’s internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements of the Company as included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

As discussed in Part II, Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management determined that the Company’s internal control over financial reporting was not effective due to the existence of the material weakness in internal control over financial reporting related to information technology general controls associated with the Company’s financially relevant information systems. Management has determined that the Company’s user access controls designed to ensure appropriate segregation of duties, adequate restriction of users and privileged access to the Company’s financially relevant information systems were not operating effectively. Management believes that compensating controls are in place and operating effectively to mitigate the risks associated with the identified material weakness as it is being remediated (as described below).

Remediation Plan for Previously Identified Material Weakness in Internal Control Over Financial Reporting

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

Changes in Internal Control Over Financial Reporting

Other than the changes to the Company’s internal control over financial reporting described in “Remediation Plan for Previously Identified Material Weakness in Internal Control Over Financial Reporting” above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See “Legal contingencies” of Note 14 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 29, 2023.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 6, 2022, OppFi announced that its Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $20.0 million in the aggregate of shares of its Class A common stock, par value $0.0001 per share (“Class A Common Stock”). Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate OppFi to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that OppFi repurchases under the Repurchase Program, OppFi-LLC will redeem one Class A common unit of OppFi-LLC held by OppFi, decreasing the percentage ownership of OppFi-LLC by OppFi and relatively increasing the ownership by the Members. The Repurchase Program will expire in December 2023. There was no repurchase activity during the first quarter of 2023. As of March 31, 2023, $17.5 million of the repurchase authorization under the Repurchase Program remained available.

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

Date: May 11, 2023	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)