Form 10-Q
period 2023-06-30
OppFi Inc.
filed 2023-08-09
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2023, there were 110,519,214 shares of common stock, including 16,537,256 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 93,981,958 shares of Class V common stock, par value $0.0001 per share, outstanding.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions and a tightening of credit markets, on our business; the impact of challenging macroeconomic and marketplace conditions, including lingering effects of COVID-19 on our business; the impact of stimulus or other government programs; whether we will be successful in obtaining declaratory relief against the Commissioner of the Department of Financial Protection and Innovation for the State of California; whether we will be subject to AB 539; whether our bank partners will continue to lend in California and whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California; the impact that events involving financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults or non-performance, may have on our business; risks related to the material weakness in our internal controls over financial reporting; the risk that the business combination disrupts current plans and operations; the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably and retain our key employees; risks related to new products; concentration risk; costs related to the business combination; changes in applicable laws or regulations; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; risks related to management transitions; risks related to the restatement of our financial statements and any accounting deficiencies or weaknesses related thereto and other risks contained in the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 29, 2023 (“2022 Annual Report”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2023	2022
Assets
Cash	$26,798	$16,239
Restricted cash(1)	35,310	33,431
Total cash and restricted cash	62,108	49,670
Finance receivables at fair value(1)	446,956	457,296
Finance receivables at amortized cost, net of allowance for credit losses of $2,411 and $96 as of June 30, 2023 and December 31, 2022, respectively, and unearned income of $113 as of June 30, 2023	325	643
Settlement receivable(1)	2,511	2,000
Assets held for sale	—	550
Debt issuance costs, net(1)	3,284	4,049
Property, equipment and software, net	11,963	14,039
Operating lease right of use asset	12,989	13,587
Deferred tax asset	26,035	26,758
Other assets(1)	11,209	11,247
Total assets	$577,380	$579,839
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable(1)	$4,059	$6,338
Accrued expenses(1)	22,774	23,220
Operating lease liability	15,928	16,558
Secured borrowing payable(1)	—	756
Senior debt, net(1)	331,884	344,688
Notes payable	—	1,616
Warrant liabilities	1,384	1,888
Tax receivable agreement liability	24,361	25,625
Total liabilities	400,390	420,689
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of June 30, 2023 and December 31, 2022)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 16,984,311 shares issued and 16,280,397 shares outstanding as of June 30, 2023 and 15,464,480 shares issued and 14,760,566 shares outstanding as of December 31, 2022)	2	2
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of June 30, 2023 and December 31, 2022)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 94,037,840 and 94,937,285 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	9	9
Additional paid-in capital	70,889	65,501
Accumulated deficit	(60,993)	(63,546)
Treasury stock at cost, 703,914 shares as of June 30, 2023 and December 31, 2022	(2,460)	(2,460)
Total OppFi Inc.'s stockholders' equity (deficit)	7,447	(494)
Noncontrolling interest	169,543	159,644
Total stockholders' equity	176,990	159,150
Total liabilities and stockholders' equity	$577,380	$579,839

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

	June 30,	December 31,
	2023	2022
Assets of consolidated VIEs, included in total assets above
Restricted cash	$26,382	$24,577
Finance receivables at fair value	423,677	417,476
Settlement receivable	2,511	2,000
Debt issuance costs, net	3,284	4,049
Other assets	60	108
Total assets	$455,914	$448,210
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$14	$109
Accrued expenses	3,106	3,428
Secured borrowing payable	—	756
Senior debt, net	282,648	295,734
Total liabilities	$285,768	$300,027

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Interest and loan related income	$121,583	$107,873	$241,525	$208,209
Other revenue	903	2	1,335	376
	122,486	107,875	242,860	208,585
Change in fair value of finance receivables	(44,043)	(42,154)	(107,161)	(91,679)
Provision for credit losses on finance receivables	(3,866)	(569)	(3,936)	(1,026)
Net revenue	74,577	65,152	131,763	115,880
Expenses:
Salaries and employee benefits	16,125	15,314	30,646	32,147
Direct marketing costs	13,400	19,079	23,928	32,967
Interest expense and amortized debt issuance costs	11,231	7,878	22,602	15,326
Professional fees	5,194	3,024	8,917	5,514
Depreciation and amortization	3,317	3,366	6,708	6,604
Technology costs	3,280	3,287	6,446	6,422
Payment processing fees	2,383	2,439	4,773	4,505
Occupancy	1,106	1,071	2,214	2,140
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	(3,130)	—	(2,983)	—
General, administrative and other	3,337	3,292	6,448	6,014
Total expenses	56,243	58,750	109,699	111,639
Income from operations	18,334	6,402	22,064	4,241
Other income:
Change in fair value of warrant liabilities	351	3,297	504	5,701
Other income	79	—	272	—
Income before income taxes	18,764	9,699	22,840	9,942
Income tax expense	688	202	834	742
Net income	18,076	9,497	22,006	9,200
Net income attributable to noncontrolling interest	15,934	6,039	19,613	4,666
Net income attributable to OppFi Inc.	$2,142	$3,458	$2,393	$4,534

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.14	$0.26	$0.16	$0.33
Diluted	$0.14	$0.10	$0.16	$0.10
Weighted average common shares outstanding:
Basic	15,632,120	13,525,101	15,336,366	13,553,308
Diluted	15,873,753	84,283,102	15,533,467	84,377,754

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

									Total
	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity
Balance, March 31, 2023	15,221,283	$2	94,566,687	$9	$67,179	$(63,292)	$(2,460)	$162,685	$164,123
Exchange of Class V shares	528,847	—	(528,847)	—	1,414	157	—	(1,571)	—
Vesting of restricted stock units	530,267	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	845	—	—	—	845
Member distributions	—	—	—	—	—	—	—	(7,505)	(7,505)
Tax receivable agreement	—	—	—	—	1,146	—	—	—	1,146
Deferred tax asset	—	—	—	—	305	—	—	—	305
Net income	—	—	—	—	—	2,142	—	15,934	18,076
Balance, June 30, 2023	16,280,397	$2	94,037,840	$9	$70,889	$(60,993)	$(2,460)	$169,543	$176,990

Balance, March 31, 2022	13,349,150	$1	96,338,474	$10	$62,305	$(69,647)	$(1,037)	$164,958	$156,590
Exchange of Class V shares	608,778	—	(608,778)	—	922	25	—	(947)	—
Vesting of restricted stock units	7,650	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,050	—	—	—	1,050
Purchase of treasury stock	(333,318)	—	—	—	—	—	(1,116)	—	(1,116)
Member distributions	—	—	—	—	—	—	—	(576)	(576)
Tax receivable agreement	—	—	—	—	53	—	—	—	53
Net income	—	—	—	—	—	3,458	—	6,039	9,497
Balance, June 30, 2022	13,632,260	$1	95,729,696	$10	$64,330	$(66,164)	$(2,153)	$169,474	$165,498

Balance, December 31, 2022	14,760,566	$2	94,937,285	$9	$65,501	$(63,546)	$(2,460)	$159,644	$159,150
Exchange of Class V shares	899,445	—	(899,445)	—	2,044	160	—	(2,204)	—
Vesting of restricted stock units	530,267	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	90,119	—	—	—	157	—	—	—	157
Stock-based compensation	—	—	—	—	1,984	—	—	—	1,984
Member distributions	—	—	—	—	—	—	—	(7,510)	(7,510)
Tax receivable agreement	—	—	—	—	959	—	—	—	959
Deferred tax asset	—	—	—	—	244	—	—	—	244
Net income	—	—	—	—	—	2,393	—	19,613	22,006
Balance, June 30, 2023	16,280,397	$2	94,037,840	$9	$70,889	$(60,993)	$(2,460)	$169,543	$176,990

Balance, December 31, 2021	13,631,484	$1	96,338,474	$10	$61,672	$(70,723)	$—	$166,918	$157,878
Exchange of Class V shares	608,778	—	(608,778)	—	922	25	—	(947)	—
Vesting of restricted stock units	7,650	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,629	—	—	—	1,629
Purchase of treasury stock	(615,652)	—	—	—	—	—	(2,153)	—	(2,153)
Member distributions	—	—	—	—	—	—	—	(1,163)	(1,163)
Tax receivable agreement	—	—	—	—	107	—	—	—	107
Net income	—	—	—	—	—	4,534	—	4,666	9,200
Balance, June 30, 2022	13,632,260	$1	95,729,696	$10	$64,330	$(66,164)	$(2,153)	$169,474	$165,498

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$22,006	$9,200
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	107,161	91,679
Provision for credit losses on finance receivables	3,936	1,026
Depreciation and amortization	6,708	6,604
Debt issuance cost amortization	1,278	1,506
Stock-based compensation expense	1,984	1,629
Loss on disposition of equipment	1	3
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	(2,983)	—
Deferred income taxes	249	762
Tax receivable agreement liability	—	364
Change in fair value of warrant liabilities	(504)	(5,701)
Gain on forgiveness of debt	(113)	—
Changes in assets and liabilities:
Accrued interest and fees receivable	1,715	(2,252)
Settlement receivable	(511)	—
Operating lease, net	(32)	9
Other assets	38	1,595
Accounts payable	(2,279)	4,129
Accrued expenses	(88)	(7,769)
Net cash provided by operating activities	138,566	102,784

Cash flows from investing activities:
Finance receivables originated and acquired	(346,697)	(369,913)
Finance receivables repayments	248,131	212,436
Purchases of equipment and capitalized technology	(4,633)	(6,913)
Net cash used in investing activities	(103,199)	(164,390)

Cash flows from financing activities:
Member distributions	(7,510)	(1,163)
Net payments of secured borrowing payable	(643)	(17,320)
Net (payments) advances of senior debt	(13,086)	79,442
Net (payments) advances of note payable	(1,616)	168
Payments for debt issuance costs	(231)	(2,092)
Proceeds from employee stock purchase plan	157	—
Repurchases of common stock	—	(2,153)
Net cash (used in) provided by financing activities	(22,929)	56,882

Net increase (decrease) in cash and restricted cash	12,438	(4,724)

Cash and restricted cash
Beginning	49,670	62,362
Ending	$62,108	$57,638

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$20,966	$14,196
Income taxes paid	$19	$328

Supplemental disclosure of non-cash activities:
Adjustments to additional paid-in capital as a result of tax receivable agreement	$959	$107
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$244	$—
Operating lease right of use asset recognized	$159	$—
Operating lease liability recognized	$159	$—
Operating lease right of use asset recognized from adoption of ASU 2016-02	$—	$15,459
Operating lease liability recognized from adoption of ASU 2016-02	$—	$17,972
Reclassification of finance receivables held for sale to held for investment	$2,637	$—

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

Following the Closing, the Company is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of June 30, 2023 and December 31, 2022, OppFi owned approximately 14.8% and 13.5% of the OppFi Units, respectively, and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

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

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2022 included in the 2022 Annual Report. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2023.

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

On April 26, 2023, Opportunity Funding SPE X, LLC changed its name to OppWin BPI, LLC.

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

Accounting Policies: There have been no changes to the Company's significant accounting policies from those described in Part II, Item 8 - Financial Statements and Supplementary Data in the 2022 Annual Report.

Participation rights purchase obligations: OppFi-LLC has entered into bank partnership arrangements with certain banks insured by the FDIC. As part of these bank partnership arrangements, the banks have the ability to retain a percentage of the finance receivables they have originated, and OppFi-LLC’s participation rights are reduced by the percentage of the finance receivables retained by the banks. For the six months ended June 30, 2023 and 2022, finance receivables originated through the bank partnership arrangements totaled 96% and 94%, respectively. As of June 30, 2023 and December 31, 2022, the unpaid principal balance of finance receivables outstanding for purchase was $14.1 million and $11.2 million, respectively.

Troubled debt restructurings: As the terms of the receivables are typically not renegotiated and settlement offers are not typically made until after a receivable stops accruing interest income (up to 60 days delinquent), the only receivables considered to be impaired, or troubled debt restructurings, are: 1) those receivables where a settlement offer is made after receivables cease accruing interest, which may result in a modification of contractual terms, 2) the Company has received notification that a borrower is working with a third party to settle debt on his/her behalf and 3) customers who have entered into the Company’s short-term or long-term hardship programs. As of December 31, 2022, management determined the balance of troubled debt restructuring receivables to be immaterial to the consolidated financial statements as a whole. As such, substantially all disclosures relating to impaired finance receivables, and troubled debt restructuring, have been omitted from these consolidated financial statements.

Assets held for sale: Assets held for sale are assets which management has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or fair value, less estimated costs to sell, in the period in which the held for sale criteria are met and every subsequent period until the asset is sold. The carrying amount of the asset is adjusted for subsequent increases or decreases in its fair value, less estimated cost to sell, except that any subsequent increase cannot exceed the cumulative loss previously recognized. Such assets are not depreciated or amortized while they are classified as held for sale. Realized gains and losses on the sale of the asset are recognized when the asset is sold and are determined by the difference between the sale proceeds and the carrying value of the asset. Assets classified as held for sale as of December 31, 2022 comprised the Company’s OppFi Card finance receivables. In May 2023, the Company made the decision to wind down the OppFi Card business; accordingly, the Company has discontinued its marketing of the OppFi Card finance receivables for sale. The OppFi Card finance receivables will no longer meet the held for sale criteria and have been reclassified from held for sale to held for investment, which is included in finance receivables at amortized cost in the consolidated balance sheets. Upon transfer of the Company’s OppFi Card finance receivables from held for sale to held for investment, the Company reversed its previously recorded valuation allowance on being held for sale totaling $2.3 million and established an allowance for credit losses on being held for investment totaling $2.6 million.

Capitalized technology: The Company capitalized software costs associated with application development totaling $2.5 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively, and $4.5 million and $6.8 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense, which is included in depreciation and amortization on the consolidated statements of operations, totaled $3.1 million and $3.1 million for three months ended June 30, 2023 and 2022, respectively, and $6.3 million and $6.1 million for the six months ended June 30, 2023 and 2022, respectively.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 85.2% and 86.5% of the economic ownership percentage of OppFi-LLC as of June 30, 2023 and December 31, 2022, respectively. In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to OppFi and the noncontrolling ownership interests separately in the consolidated statements of operations.

Emerging growth company: The Company is an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012 (“Jobs Act”). The Company is permitted to delay the adoption of new or revised accounting

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Note 3. Finance Receivables

Finance receivables at fair value: The components of installment finance receivables at fair value as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Unpaid principal balance of finance receivables - accrual	$369,520	$369,643
Unpaid principal balance of finance receivables - non-accrual	28,234	32,537
Unpaid principal balance of finance receivables	$397,754	$402,180

Finance receivables at fair value - accrual	$428,233	$436,552
Finance receivables at fair value - non-accrual	4,633	4,944
Finance receivables at fair value, excluding accrued interest and fees receivable	432,866	441,496
Accrued interest and fees receivable	14,090	15,800
Finance receivables at fair value	$446,956	$457,296

Difference between unpaid principal balance and fair value	$35,112	$39,316

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finances receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of June 30, 2023, the aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due on a contractual basis was $22.2 million and $3.7 million, respectively. As of December 31, 2022, the aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due on a contractual basis was $17.6 million and $2.7 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the fair value of installment finance receivables at fair value for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at the beginning of the period	$417,489	$381,845	$457,296	$383,890
Originations	190,753	211,370	346,246	365,391
Repayments	(118,511)	(102,581)	(247,715)	(209,158)
Accrued interest and fees receivable	1,268	2,223	(1,710)	2,259
Charge-offs, net (1)	(44,204)	(46,599)	(102,958)	(93,770)
Net change in fair value (1)	161	4,445	(4,203)	2,091
Balance at the end of the period	$446,956	$450,703	$446,956	$450,703

(1) Included in "Change in fair value of finance receivables" in the consolidated statements of operations.

Finance receivables at amortized cost, net: The components of finance receivables at amortized cost as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Finance receivables	$2,845	$730
Accrued interest and fees	4	9
Unearned annual fee income	(113)	—
Allowance for credit losses	(2,411)	(96)
Finance receivables at amortized cost, net	$325	$643

Changes in the allowance for credit losses on finance receivables at amortized cost for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$47	$931	$96	$803
Provisions for credit losses on finance receivables	3,866	569	3,936	1,026
Finance receivables charged off	(1,505)	(455)	(1,624)	(784)
Recoveries of charge offs	3	—	3	—
Ending balance	$2,411	$1,045	$2,411	$1,045

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following is an assessment of the credit quality of finance receivables at amortized cost and presents the recency and contractual delinquency of the finance receivable portfolio as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Recency delinquency	Contractual delinquency	Recency delinquency	Contractual delinquency
Current	$1,992	$1,946	$638	$585
Delinquency
30-59 days	148	154	45	44
60-89 days	130	141	47	59
90+ days	575	604	—	42
Total delinquency	853	899	92	145
Finance receivables	$2,845	$2,845	$730	$730

In accordance with the Company’s income recognition policy, finance receivables at amortized cost in non-accrual status as of June 30, 2023 and December 31, 2022 were $42.4 thousand and $0.1 million, respectively.

Note 4. Property, Equipment and Software, Net

Property, equipment and software consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Capitalized technology	$51,246	$46,760
Furniture, fixtures and equipment	3,778	3,680
Leasehold improvements	979	979
Total property, equipment and software	56,003	51,419
Less accumulated depreciation and amortization	(44,040)	(37,380)
Property, equipment and software, net	$11,963	$14,039

Depreciation and amortization expense was $3.3 million and $3.4 million for the three months ended June 30, 2023 and 2022, respectively, and $6.7 million and $6.6 million for the six months ended June 30, 2023 and 2022, respectively.

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrual for services rendered and goods purchased	$11,243	$8,589
Accrued payroll and benefits	5,517	8,646
Other	6,014	5,985
Total	$22,774	$23,220

Note 6. Leases

In April 2023, the Company entered into a lease agreement under a non-cancelable operating lease agreement with an unrelated party, expiring on May 31 2024. The lease provides monthly lease payments of $12 thousand. The Company recognized a right-to-use asset of $0.2 million and lease liability of $0.2 million related to this lease agreement.

Operating lease cost, which is included in occupancy expense in the consolidated statements of operations, totaled $1.1 million and $1.1 million, respectively, of which $0.5 million and $0.5 million were related to variable lease payments, for the three months ended June 30, 2023 and 2022, respectively. Operating lease cost totaled $2.2 million and $2.1 million, of which $1.0 million and $1.0 million was related to variable lease payments, for the six months ended June 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.6 million and $1.2 million for three and six

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

months ended June 30, 2023, respectively. Cash paid for amounts included in the measurement of lease liabilities totaled $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively.

In connection with its operating lease agreement for office facilities through September 2030, the Company executed a letter of credit. As of June 30, 2023 and December 31, 2022, there were no outstanding balances on the letter of credit.

Sublease income, which is included in other income in the consolidated statements of operations, totaled $79 thousand and $0.2 million for three and six months ended June 30, 2023, respectively.

The components of lease costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,098	$1,064	$2,198	$2,126
Sublease income	(79)	—	(159)	—
Total lease cost	$1,019	$1,064	$2,039	$2,126

Future minimum lease payments as of June 30, 2023 are as follows (in thousands):

Year	Amount
Remainder of 2023	$1,254
2024	2,470
2025	2,482
2026	2,557
2027	2,633
2028	2,712
Thereafter	4,937
Total lease payments	19,045
Less: imputed interest	(3,117)
Operating lease liability	$15,928

The weighted average remaining lease term and discount rate as of June 30, 2023 are as follows:

Weighted average remaining lease term (in years)	7.2
Weighted average discount rate	5%

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7.    Borrowings

The following is a summary of the Company’s outstanding borrowings as of June 30, 2023 and December 31, 2022, including borrowing capacity as of June 30, 2023 (in thousands):

Purpose	Borrower	Borrowing Capacity	June 30, 2023	December 31, 2022	Interest Rate as of June 30, 2023	Maturity Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$—	$—	$756	15.00%	—

Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche A)	$75,000	$37,500	$37,500	SOFR plus 7.36%	April 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche B)	125,000	104,300	121,647	SOFR plus 6.75%	June 2026
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	—	—	—	SOFR plus 0.11% plus 3.85%	February 2024	(1)
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	91,871	91,871	SOFR plus 7.50%	December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	48,977	44,716	SOFR plus 7.25%	April 2025
Total revolving lines of credit		425,000	282,648	295,734

Term loan, net	OppFi-LLC	50,000	49,236	48,954	LIBOR plus 10.00%	March 2025
Total senior debt, net		$475,000	$331,884	$344,688

Notes payable	OppFi-LLC	$—	$—	$1,616	7.07%	July 2023

(1) Maturity date as of December 31, 2022 and for the subsequent period until the revolving line of credit was terminated in February 2023.
Secured borrowing payable: On February 16, 2023, the borrowings under this secured borrowing payable were paid in full, of which borrowings totaling $0.1 million were forgiven. Subsequent to repayment, OppFi-LLC terminated the preferred return agreement. As of December 31, 2022, $165.0 million of finance receivables have been purchased with an active secured borrowing balance of $0.8 million.

No interest expense was recognized related to secured borrowings for the three months ended June 30, 2023 as the secured borrowing payable was paid in full and subsequently terminated in February 2023. Interest expense related to this facility was $0.4 million for the three months ended June 30, 2022. Interest expense related to this facility was $10 thousand and $1.2 million for the six months ended June 30, 2023 and 2022, respectively. Additionally, the Company has capitalized $0.2 million in debt issuance costs related to secured borrowings. There were no amortized debt issuance costs related to secured borrowings for the three and six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, there were no unamortized debt issuance costs related to secured borrowings.

Senior debt:

Revolving line of credit - Opportunity Funding SPE III, LLC

This facility was paid in full in December 2022. There were no interest expense associated with this facility for the three and six months ended June 30, 2023. Interest expense related to this facility was $2.6 million and $5.1 million for the three and six months ended June 30, 2022, respectively. Additionally, the Company previously capitalized $2.2 million in debt issuance costs in connection with this facility. There were no amortized debt issuance costs associated with this facility for the three and six months ended June 30, 2023. Amortized debt issuance costs associated with this facility were $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, there were no unamortized debt issuance costs associated with this facility.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Revolving line of credit - Opportunity Funding SPE V, LLC and Opportunity Funding SPE VII, LLC

Interest expense related to this facility was $4.3 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and $8.9 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively. Additionally, the Company previously capitalized $2.7 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the remaining balance of unamortized debt issuance costs associated with this facility was $1.0 million and $1.3 million, respectively.

Revolving line of credit - Opportunity Funding SPE VI, LLC

This facility was paid in full in June 2022. There were no interest expense associated with this facility for the three and six months ended June 30, 2023. Interest expense related to this facility was $0.8 million and $1.6 million for the three and six months ended June 30, 2022, respectively. Additionally, the Company previously capitalized $0.9 million in debt issuance costs in connection with this facility. There were no amortized debt issuance costs associated with this facility for the three and six months ended June 30, 2023. Amortized debt issuance costs associated with this facility were $14 thousand and $0.1 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, there was no unamortized debt issuance costs associated with this facility.

Revolving line of credit - Opportunity Funding SPE IV, LLC and SalaryTap Funding SPE, LLC

On February 15, 2023, the Company terminated the revolving line of credit agreement upon the end of the revolving commitment period.

There was no interest expense related to this facility for the three months ended June 30, 2023. Interest expense related to this facility was $0.1 million for the three months ended June 30, 2022. Interest expense related to this facility was $6 thousand and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. Additionally, the Company previously capitalized $1.1 million in debt issuance costs in connection with this facility. There were no amortized debt issuance costs associated with this facility for three months ended June 30, 2023. Amortized debt issuance costs associated with this facility were $0.1 million for the three months ended June 30, 2022. Amortized debt issuance costs associated with this facility were $0.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was no unamortized debt issuance costs associated with this facility. As of December 31, 2022, unamortized debt issuance costs associated with this facility were $0.2 million.

Revolving line of credit - Opportunity Funding SPE IX, LLC

Interest expense related to this facility was $3.0 million and $5.8 million for the three and six months ended June 30, 2023, respectively. Additionally, the Company previously capitalized $2.4 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2023 and December 31, 2022, the remaining balance of unamortized debt issuance costs associated with this facility was $2.0 million and $2.2 million, respectively.

Revolving line of credit - Gray Rock SPV LLC

Interest expense related to this facility was $1.4 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $2.7 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. Additionally, the Company previously capitalized $0.5 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $39 thousand and $79 thousand for the three and six months ended June 30, 2023, respectively. There were no amortized debt issuance costs associated with this facility for the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, the remaining balance of unamortized debt issuance costs associated with this facility was $0.3 million and $0.4 million, respectively.

Term loan, net

As of June 30, 2023 and December 31, 2022, the outstanding balance of $50.0 million was net of unamortized debt issuance costs of $0.8 million and $1.0 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Interest expense related to this facility was $1.9 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and $3.7 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively. Additionally, the Company previously capitalized $2.3 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

Notes payable: Interest expense related to this note payable was $26 thousand and $2 thousand for the three months ended June 30, 2023 and 2022, respectively, and $51 thousand and $2 thousand for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, required payments for all borrowings, excluding revolving lines of credit, for each of the next five years are as follows (in thousands):

Year	Amount
Remainder of 2023	$—
2024	—
2025	50,000
2026	—
2027	—
2028	—
Total	$50,000

Note 8. Warrant Liabilities

As of June 30, 2023 and December 31, 2022, there were 11,887,500 Public Warrants and 3,451,937 Private Placement Warrants outstanding. As of June 30, 2023 and December 31, 2022, the Company recorded warrant liabilities of $1.4 million and $1.9 million, respectively, in the consolidated balance sheets. The change in fair value of the Public Warrants and Private Placement Warrants was decreased by $0.3 million and $0.1 million, respectively, for the three months ended June 30, 2023 and was decreased by $0.4 million and $0.1 million, respectively, for the six months ended June 30, 2023. The change in fair value of the Public Warrants and Private Placement Warrants was decreased by $2.4 million and $0.9 million, respectively, for the three months ended June 30, 2022 and was decreased by $4.3 million and $1.4 million, respectively, for the six months ended June 30, 2022.

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

There were no repurchase activities during the three and six months ended June 30, 2023. During the three months ended June 30, 2022, OppFi repurchased 333,318 shares of Class A Common Stock, which were held as treasury stock as of June 30, 2022, at an average purchase price of $3.31 per share for an aggregate purchase price of $1.1 million. During the six months ended June 30, 2022, OppFi repurchased 615,652 shares of Class A Common Stock, which were held as treasury stock as of June 30, 2022, at an average purchase price of $3.48 per share for an aggregate purchase price of $2.1 million. As of June 30, 2023, $17.5 million of the repurchase authorization under the Repurchase Program remained available.

Note 10.    Stock-Based Compensation

On July 20, 2021, OppFi established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

consultants. As of June 30, 2023, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan (including from outstanding awards) was 17,257,521 shares. As of June 30, 2023, OppFi had only granted awards in the form of options, restricted stock units (“RSU”), and performance stock units (“PSU”).

Stock options: A summary of the Company’s stock option activity for the six months ended June 30, 2023 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,978,972	$12.99	8.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2023	1,978,972	$12.99	8.1	$—
Exercisable as of June 30, 2023	1,305,810	$14.34	8.1	$—

The Company recognized stock-based compensation expense related to stock options of $0.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had unrecognized stock-based compensation related to stock options of $1.4 million and $1.7 million, respectively, that is expected to be recognized over an estimated weighted average period of approximately 2.3 years and 2.8 years, respectively.

Restricted stock units: A summary of the Company’s RSU activity for the six months ended June 30, 2023 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2022	2,174,842	$4.23
Granted	610,053	2.32
Vested	(600,609)	3.93
Forfeited	(93,020)	4.90
Unvested as of June 30, 2023	2,091,266	$3.61

The Company recognized stock-based compensation related to RSUs of $0.8 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, total unrecognized compensation expense related to RSUs was $7.2 million and $8.1 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.8 years and 2.9 years, respectively.

Performance stock units: A summary of the Company’s PSU activity for the six months ended June 30, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2022	329,738	$3.46
Granted	—	—
Vested	(46,876)	3.66
Performance adjustment (1)	(129,026)	3.34
Forfeited	—	—
Unvested as of June 30, 2023	153,836	$3.43

(1) This represents adjustments made to PSUs reflecting changes in estimates based upon our current performance against predefined financial targets.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company recognized negative stock-based compensation related to PSUs of $0.1 million due to performance adjustment and negative stock-based compensation of $38 thousand due to forfeitures for the three months ended June 30, 2023 and 2022, respectively, and $1 thousand and $41 thousand for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, total unrecognized compensation expense related to PSUs was $0.3 million and $0.7 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.8 years and 3.4 years, respectively.

Employee Stock Purchase Plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP permits eligible employees to contribute up to 10% of their compensation, not to exceed the IRS allowable limit, to purchase shares of Class A Common Stock during six-month offerings. Eligible employees will purchase the shares at a price per share equal to the lesser of 85% of the fair market value of the Class A Common Stock on the first trading day of the offering period or the last trading day of the offering period. The offering periods begin each January 1 and July 1, with the initial offering period beginning on January 1, 2022.

As of June 30, 2023, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP (including from outstanding awards) was 1,483,919. The maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP shall be cumulatively increased on each January 1, through and including January 1, 2030, by a number of shares equal to the smallest of (a) one percent of the number of shares of Class A Common Stock issued and outstanding on the immediately preceding December 31, (b) 2,400,000 shares, or (c) an amount determined by the Board. As of June 30, 2023, there were 134,746 shares of Class A Common Stock purchased under the ESPP. As of December 31, 2022, there were 44,627 shares of Class A Common Stock purchased under the ESPP.

As of June 30, 2023 and December 31, 2022, ESPP employee payroll contributions accrued of $0.2 million and $0.2 million, respectively, are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of June 30, 2023 will be used to purchase shares at the end of the ESPP offering period ended June 30, 2023. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.

The Company recognized ESPP compensation expense of $21 thousand and $34 thousand for the three months ended June 30, 2023 and 2022, respectively, and $45 thousand and $34 thousand for the six months ended June 30, 2023 and 2022, respectively.

Note 11. Income Taxes

For the three months ended June 30, 2023, OppFi recorded an income tax expense of $0.7 million and reported consolidated income before income taxes of $18.8 million, resulting in a 3.7% effective income tax rate. For the three months ended June 30, 2022, OppFi recorded an income tax expense of $0.2 million and reported consolidated income before income taxes of $9.7 million, resulting in 2.1% effective income tax rate. For the six months ended June 30, 2023, OppFi recorded an income tax expense of $0.8 million and reported consolidated income before income taxes of $22.8 million, resulting in a 3.7% effective income tax rate. For the six months ended June 30, 2022, OppFi recorded an income tax expense of $0.7 million and reported consolidated income before income taxes of $9.9 million, resulting in a 7.5% effective income tax rate.

OppFi’s effective income tax rates for the three and six months ended June 30, 2023 and 2022, differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, warrant liability, and discrete tax items. The warrant liability is recorded by OppFi and is a fair market value adjustment of the warrant liability and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate. For the three months ended June 30, 2023, there was one discrete item recorded, which consisted of a $3 thousand benefit related to stock compensation, which increased the effective tax rate by 0.01%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended June 30, 2023 would have been 3.7%. For the three months ended June 30, 2022, Gray Rock SPV LLC’s income was included in the noncontrolling interest adjustment, because its activity was included in income before income taxes, but excluded from taxation at the Company as Gray Rock SPV LLC is not owned by the Company or OppFi-LLC. For the six months ended June 30, 2023, there were three discrete items recorded, which consist of a $7 thousand adjustment related to a prior period state tax adjustment during the three months ended March 31, 2023, and a $3 thousand benefit related to stock compensation, which increased the effective tax rate by 0.02%. Excluding the aforementioned discrete item, the effective tax rates for the six months ended June 30, 2023 would have been 3.6%. For the six months ended June 30, 2022, there was a discrete item recorded of $0.5 million related to a prior period stock compensation adjustment during the three months ended March 31, 2022, which increased the effective rate by 5.4%. Excluding the aforementioned discrete item, the effective tax rate for the six months ended June 30, 2022 would have been 2.1%.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of June 30, 2023, OppFi owned 14.8% of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

As of June 30, 2023 and December 31, 2022, OppFi recorded an unrecognized tax benefit of $40 thousand and $20 thousand, respectively, related to research and development credits allocated from OppFi-LLC. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 12. Interest Expense and Amortized Debt Issuance Costs

The following table summarizes interest expense and amortized debt issuance costs for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$10,717	$7,443	$21,324	$14,282
Amortized debt issuance costs	514	435	1,278	1,044
Interest expense and amortized debt issuance costs	$11,231	$7,878	$22,602	$15,326
Note 13. Fair Value Measurements

Fair value on a nonrecurring basis: The Company has no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements
	June 30, 2023	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$432,866	$—	$—	$432,866

Financial liabilities:
Warrant liability - Public Warrants (2)	832	832	—	—
Warrant liability - Private Placement Warrants (3)	552	—	—	552

		Fair Value Measurements
	December 31, 2022	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$441,496	$—	$—	$441,496

Financial liabilities:
Warrant liability - Public Warrants (2)	1,189	1,189	—	—
Warrant liability - Private Placement Warrants (3)	699	—	—	699

During the three and six months ended June 30, 2023 and 2022, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about the significant unobservable inputs used for the Company’s installment finance receivables fair value measurements as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Interest rate on finance receivables	154.53%	152.39%
Discount rate	26.78%	25.89%
Servicing cost*	3.21%	5.01%
Remaining life	0.61 years	0.59 years
Default rate*	23.61%	20.27%
Accrued interest*	3.53%	3.93%
Prepayment rate*	21.41%	21.33%

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

The following table presents the significant assumptions used in the simulation at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	4.43%	3.88%	4.11%	3.88%
Expected term (years)	3.1 years	8.1 years	3.5 years	8.5 years
Expected volatility	54.00%	54.00%	53.90%	53.90%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$0.07	$0.41	$0.11	$0.46

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2022	$279	$420	$699
Change in fair value	(25)	(9)	(34)
Fair value as of March 31, 2023	254	411	665
Change in fair value	(76)	(37)	(113)
Fair value as of June 30, 2023	$178	$374	$552

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements
	June 30, 2023	Level 1	Level 2	Level 3
Assets:
Cash	$26,798	$26,798	$—	$—
Restricted cash	35,310	35,310	—	—
Accrued interest and fees receivable	14,090	14,090	—	—
Finance receivables at amortized cost, net	325	—	—	325
Settlement receivable	2,511	2,511	—	—

Liabilities:
Senior debt, net	331,884	—	—	331,884

		Fair Value Measurements
	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash	$16,239	$16,239	$—	$—
Restricted cash	33,431	33,431	—	—
Accrued interest and fees receivable	15,800	15,800	—	—
Finance receivables at amortized cost, net	643	—	—	643
Settlement receivable	2,000	2,000	—	—

Liabilities:
Secured borrowing payable	756	—	—	756
Senior debt, net	344,688	—	—	344,688
Note payable	1,616	—	—	1,616

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

On November 18, 2021, the Company entered into a Consent Judgement and Order (“Settlement”) with the Attorney General of the District of Columbia (“District”) to resolve all matters in a dispute related to the action previously filed against the Company by the District (“Action”). The Company denies the allegations in the Action and denies that it has violated any law or engaged in any deceptive or unfair practices. The Action was resolved to avoid the expense of protracted litigation. As part of the Settlement, the Company agreed to, among other things, refrain from certain business activities in the District of Columbia, pay $0.3 million to the District of Columbia and provide refunds totaling $1.5 million to certain District of Columbia consumers. During the three months ended June 30, 2022, the Company distributed refunds totaling $1.5 million to the District of Columbia consumers. The Company has fulfilled all terms of the Settlement as of December 31, 2022.

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

On July 20, 2023, a stockholder filed a putative class action complaint in the Court of Chancery of the State of Delaware (Case No. 2023-0737) on behalf of a purported class of Company stockholders naming certain of FGNA’s former directors and officers and its controlling stockholder, FG New America Investors, LLC (the “Sponsor”), as defendants. The lawsuit alleges that the defendants breached their fiduciary duties to the stockholders of FGNA stemming from FGNA’s merger with OppFi-LLC and that the defendants were unjustly enriched. The lawsuit seeks, among other relief, unspecified damages, redemption rights, and attorneys’ fees. Neither the Company nor any of the Company’s current officers or directors are parties to the lawsuit. The Company is obligated to indemnify certain of the defendants in the action. The Company has tendered defense of this action under its directors’ and officers' insurance policy. Due to the early stage of this case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

Note 15.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of June 30, 2023, consumers living primarily in Texas, Florida and Virginia made up approximately 15%, 13% and 11%, respectively, of the Company’s portfolio of finance receivables. As of June 30, 2023, there were no other states that made up more than 10% or more of the Company’s portfolio of finance receivables. As of December 31, 2022, consumers living primarily in Texas, Florida and Virginia made up approximately 14%, 13%, and 11%, respectively, of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 16. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $0.4 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 17.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to OppFi Inc.	$2,142	$3,458	$2,393	$4,534
Net income available to Class A common stockholders - Basic	2,142	3,458	2,393	4,534
Net income attributable to noncontrolling interest	33	6,039	34	4,666
Income tax expense	(8)	(1,451)	(8)	(1,120)
Net income available to Class A common stockholders - Diluted	$2,167	$8,046	$2,419	$8,080
Denominator:
Weighted average Class A common stock outstanding - Basic	15,632,120	13,525,101	15,336,366	13,553,308
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	238,008	125,383	180,290	89,519
Performance stock units	3,625	18,245	16,811	9,123
Warrants	—	—	—	—
Employee stock purchase plan	—	—	—	—
Retained OppFi Units, excluding Earnout Units	—	70,614,373	—	70,725,804
Dilutive potential common shares	241,633	70,758,001	197,101	70,824,446
Weighted average units outstanding - diluted	15,873,753	84,283,102	15,533,467	84,377,754
Earnings per share:
Basic	$0.14	$0.26	$0.16	$0.33
Diluted	$0.14	$0.10	$0.16	$0.10

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Public Warrants	11,887,500	11,887,500	11,887,500	11,887,500
Private Unit Warrants	231,250	231,250	231,250	231,250
$11.50 Exercise Price Warrants	2,248,750	2,248,750	2,248,750	2,248,750
$15 Exercise Price Warrants	912,500	912,500	912,500	912,500
Underwriter Warrants	59,437	59,437	59,437	59,437
Stock Options	1,978,972	2,428,972	1,978,972	2,278,034
Restricted stock units	2,137,158	1,248,203	2,169,736	1,304,376
Performance stock units	154,569	125,564	230,819	102,236
Noncontrolling interest - Earnout Units	25,500,000	25,500,000	25,500,000	25,500,000
Noncontrolling interest - OppFi Units	68,876,910	—	69,058,761	—
Potential common stock	113,987,046	44,642,176	114,277,725	44,524,083

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 18.    Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and identified the following event that required disclosure.

Borrowings: On July 19, 2023, OppFi-LLC and Opportunity Funding SPE V, LLC, a Delaware limited liability company and wholly owned subsidiary of OppFi-LLC (“OF V Borrower”) entered into an Amended and Restated Revolving Credit Agreement (the “A&R Credit Agreement”), which amended and restated that certain Revolving Credit Agreement, dated as of April 15, 2019 (as previously amended, supplemented or otherwise modified, the “Prior Credit Agreement”), by and among OppFi-LLC, OF V Borrower, Opportunity Funding SPE VII, LLC, the other credit parties and guarantors thereto, Midtown Madison Management LLC as administrative agent and collateral agent, and the lenders party thereto.

The A&R Credit Agreement amended the Prior Credit Agreement to, among other things, increase the size of the facility under the Prior Credit Agreement from $200 million to $250 million, remove Opportunity Funding SPE VII, LLC, a Delaware limited liability company and indirect wholly owned subsidiary of OppFi-LLC, as a borrower and remove the concept of pledging OppFi Card receivables under the A&R Credit Agreement, including removing OppWin Card, LLC as a seller. The $250 million of availability under the A&R Credit Agreement is comprised of $125 million under the existing Tranche B and $125 million under a new Tranche C. In addition, OF V Borrower may request, at any time during the Tranche C commitment period, one (1) increase in the Tranche C committed amount in an amount equal to $25 million, resulting in an aggregate Tranche C commitment equal to $150 million. Loans under Tranche C bear interest at the Term Secured Overnight Financing Rate plus 7.5% with a commitment period until July 19, 2026 and a maturity date of July 19, 2027. A portion of the proceeds of the A&R Credit Agreement were used to repay in full the outstanding Tranche A loans under the Prior Credit Agreement and the remainder of the proceeds are intended to be used to finance receivables growth.

Assets held for sale. In May 2023, the Company made the decision to wind down the OppFi Card business; accordingly, the Company has discontinued its marketing of the OppFi Card finance receivables for sale. The OppFi Card finance receivables will no longer meet the held for sale criteria.

=> Acquisition: base on 8-K. If we issue 8-K before we file => state here.

SPE

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in the Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” of this Form 10-Q and our Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on March 29, 2023 (“2022 Annual Report”), for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.
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

OppFi’s primary products are offered by its OppLoans lending platform. Customers on this platform are U.S. consumers, who are employed, have bank accounts, and generally earn median wages. The average installment loan facilitated by OppFi is approximately $1,500, payable in installments and with an average contractual term of 11 months. Neither SalaryTap nor OppFi Card contributed meaningfully to OppFi’s results during the three and six months ended June 30, 2023.

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

Following the Closing, OppFi is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of June 30, 2023 and December 31, 2022, OppFi owned approximately 14.8% and 13.5% of the OppFi Units and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. Each Retained OppFi Unit held by the Members may be exchanged, subject to certain conditions, for either one share of Class A Common Stock or, at the election of OppFi, in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (the “Exchange Rights”). OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC. Each share of Class V Voting Stock entitles OFS to one vote per share at any annual or special meeting of the stockholders of OppFi, voting together with the holders of Class A Common Stock as a single class, but the shares of Class V Voting Stock do not entitle OFS to any economic rights in OppFi.

HIGHLIGHTS

Our financial results as of and for the three months ended June 30, 2023 are summarized below:
•Basic and diluted earnings per share (“EPS”) of $0.14 and $0.14, respectively, for the three months ended June 30, 2023;
•Adjusted EPS(1) of $0.19 for the three months ended June 30, 2023;
•Net originations decreased 11% to $200.6 million from $224.9 million for the three months ended June 30, 2023 and 2022, respectively;
•Ending receivables increased 0.5% to $397.8 million from $395.8 million as of June 30, 2023 and 2022, respectively;
•Total revenue increased 14% to $122.5 million from $107.9 million for the three months ended June 30, 2023 and 2022, respectively;
•Net income of $18.1 million for the three months ended June 30, 2023 increased by $8.6 million when compared to net income of $9.5 million for the three months ended June 30, 2022; and
•Adjusted net income(1) of $16.3 million for the three months ended June 30, 2023 increased by $9.4 million when compared to adjusted net income of $6.8 million for the three months ended June 30, 2022.

(1) Adjusted EPS and Adjusted Net Income are non-Generally Accepted Accounting Principles (“GAAP”) financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see“Non-GAAP Financial Measures” below.
KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the three and six months ended June 30, 2023 and 2022.

Beginning with this Quarterly Report on Form 10-Q, for all periods presented, the Company has updated its key performance metrics to reflect the Company’s decision to wind down its SalaryTap and OppFi Card businesses. The key performance metrics presented are for the OppLoans product only and exclude the SalaryTap and OppFi Card products. Prior period metrics currently presented may differ slightly than previously reported due to the exclusion of SalaryTap and OppFi Card.

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

The following tables present total net originations (defined as gross originations net of transferred balance on refinanced loans), percentage of net originations by bank partners, and percentage of net originations by new loans for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Total net originations	$200,640	$224,919	$(24,279)	(10.8)%
Percentage of net originations by bank partners	97.3%	94.9%	N/A	2.5%
Percentage of net originations by new loans	43.6%	55.8%	N/A	(21.9)%

	Six Months Ended June 30,		Change
	2023	2022	$	%
Total net originations	$360,236	$385,246	$(25,010)	(6.5)%
Percentage of net originations by bank partners	96.4%	94.7%	N/A	1.8%
Percentage of net originations by new loans	43.8%	54.2%	N/A	(19.2)%

Net originations decreased to $200.6 million and $360.2 million for the three and six months ended June 30, 2023, respectively, from $224.9 million and $385.2 million for the three and six months ended June 30, 2022, respectively. The 10.8% and 6.5% decreases were driven by relatively tighter credit standards with the qualified rate (defined as qualified applications over total applications) dropping year over year.

Our origination mix continues to shift towards a servicing / facilitation model for bank partners from a direct origination model. Total net originations by our bank partners increased to 97.3% and 96.4% for the three and six months ended June 30, 2023, respectively, from 94.9% and 94.7% for the three and six months ended June 30, 2022, respectively.

Total net originations of new loans as a percentage of total loans decreased to 43.6% and 43.8% for the three and six months ended June 30, 2023, respectively, from 55.8% and 54.2% for the three and six months ended June 30, 2022, respectively. The decrease is a result of a pullback on marketing spend and lower qualified rate to ensure that new loans originated are of a higher credit quality than previous periods.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of June 30, 2023 and 2022 (in thousands):

	June 30,		Change
	2023	2022	$	%
Ending receivables	$397,754	$395,816	$1,938	0.5%

Ending receivables increased to $397.8 million as of June 30, 2023, from $395.8 million as of June 30, 2022. The 0.5% increase was primarily driven by a higher beginning receivables balance to begin the second quarter in 2023 relative to 2022.

Average Yield

Average yield represents annualized interest income from the period as a percent of average receivables. Receivables are defined as the unpaid principal balances of loans. The following tables present average yield for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	%
Average yield	128.8%	119.3%	8.0%

	Six Months Ended June 30,		Change
	2023	2022	%
Average yield	126.7%	119.5%	6.0%

Average yield increased to 128.8% and 126.7% for the three and six months ended June 30, 2023, respectively, from 119.3% and 119.5% for the three and six months ended June 30, 2022, respectively. The 8.0% and 6.0% increases were driven by a decrease in delinquent loans in the portfolio that were not accruing interest and a decrease in enrollment in our hardship and assistance programs, which provide payment relief due to natural disasters, loss of income, increase in expenses, or other unpredictable events such as COVID-19, as well as a shift away from originating Company-originated loans in states with relatively lower interest rates.

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

The following tables present net charge-offs as a percentage of average receivables annualized for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	%
Net charge-offs as % of average receivables	46.6%	51.9%	(10.2)%

	Six Months Ended June 30,		Change
	2023	2022	%
Net charge-offs as % of average receivables	53.9%	54.1%	(0.4)%

Net charge-offs as a percentage of average receivables decreased to 46.6% and 53.9% for the three and six months ended June 30, 2023, respectively, from 51.9% and 54.1% for the three and six months ended June 30, 2022, respectively. The decrease in net charge-offs as a percentage of average receivables for the three and six months ended June 30, 2023 is a combination of the lower quality loans originated prior to credit adjustments midway through 2022 having mostly charged off by the start of the period and higher quality loans being booked following the credit adjustments.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan advocate or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022	%
Auto-approval rate	72.1%	62.8%	14.8%

	Six Months Ended June 30,		Change
	2023	2022	%
Auto-approval rate	71.0%	62.4%	13.7%

Auto-approval rate increased to 72.1% and 71.0% for the three and six months ended June 30, 2023, respectively, from 62.8% and 62.4% for the three and six months ended June 30, 2022, respectively. The increase in auto-approval rate for the three and six months ended June 30, 2023 was driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2023 and 2022

The following table presents our consolidated results of operations for the three months ended June 30, 2023 and 2022 (in thousands, except number of shares and per share data).

(in thousands, except share and per share data)	Three Months Ended June 30,		Change
(Unaudited)	2023	2022	$	%
Interest and loan related income	$121,583	$107,873	$13,710	12.7%
Other revenue	903	2	901	45050.0%
Total revenue	122,486	107,875	14,611	13.5%
Change in fair value of finance receivables	(44,043)	(42,154)	(1,889)	4.5%
Provision for credit losses on finance receivables	(3,866)	(569)	(3,297)	579.4%
Net revenue	74,577	65,152	9,425	14.5%
Expenses:
Sales and marketing	12,314	17,804	(5,490)	(30.8)%
Customer operations	10,445	10,850	(405)	(3.7)%
Technology, products, and analytics	9,779	8,294	1,485	17.9%
General, administrative, and other	12,474	13,924	(1,450)	(10.4)%
Total expenses before interest expense	45,012	50,872	(5,860)	(11.5)%
Interest expense	11,231	7,878	3,353	42.6%
Total expenses	56,243	58,750	(2,507)	(4.3)%
Income from operations	18,334	6,402	11,932	186.4%
Change in fair value of warrant liability	351	3,297	(2,946)	93.6%
Other income	79	—	79	—%
Income before income taxes	18,764	9,699	9,065	93.5%
Income tax expense	688	202	486	240.6%
Net income	18,076	9,497	8,579	90.3%
Less: net income attributable to noncontrolling interest	15,934	6,039	9,895	163.9%
Net income attributable to OppFi Inc.	$2,142	$3,458	$(1,316)	(38.1)%

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.14	$0.26
Diluted	$0.14	$0.10
Weighted average common shares outstanding:
Basic	15,632,120	13,525,101
Diluted	15,873,753	84,283,102

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based on the interest method. We also earn revenue from referral fees related primarily to our turn-up program, which represented 0.4% of total revenue for the three months ended June 30, 2023.

Total revenue increased by $14.6 million, or 13.5%, to $122.5 million for the three months ended June 30, 2023, from $107.9 million for the three months ended June 30, 2022. The increase was due to higher average receivables balances throughout the quarter as well as stronger payment activity driving a higher yield on the balances.

Change in Fair Value and Total Provision

Commencing on January 1, 2021, we elected the fair value option on the OppLoans installment product. To derive the fair value, we utilize discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that we believe a market participant would require based on the risk characteristics of the loans. We did not elect the fair value option on our SalaryTap and OppFi Card finance receivables as these products launched in November 2020 and August 2021, respectively, and inputs for fair value are not yet determined. Accordingly, the related finance receivables are carried at amortized cost, net of allowance for credit losses.

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $44.0 million for the three months ended June 30, 2023, which was comprised of $44.2 million of net charge-offs and a fair market value adjustment of $(0.2) million, down from $42.2 million for the three months ended June 30, 2022, which was comprised of $46.6 million of net charge-offs and a fair market value adjustment of $(4.4) million. The fair value adjustment for the three months ended June 30, 2023 had a positive impact due to the increase in receivables over the period outweighing the effect of a decrease in the fair value mark.

Total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in allowance for credit losses for our SalaryTap and OppFi Card products. Total provision increased by $3.3 million to $3.9 million for the three months ended June 30, 2023, from $0.6 million for the three months ended June 30, 2022. In May 2023, the Company made the decision to wind down the OppFi Card business; accordingly, the Company has discontinued its marketing of the OppFi Card finance receivables for sale. The OppFi Card finance receivables will no longer meet the held for sale criteria and have been reclassified from held for sale to held for investment at amortized cost. Total provision for the three months ended June 30, 2023 included provisions for credit losses relating to the Company's OppFi Card finance receivables in excess of those for the three months ended June 30, 2022.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and total provision costs. Total net revenue increased by $9.4 million, or 14.5%, to $74.6 million for the three months ended June 30, 2023, from $65.2 million for the three months ended June 30, 2022. This increase was due to higher total revenues outweighing higher change in fair value and total provision.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses decreased by $2.5 million, or 4.3%, to $56.2 million for the three months ended June 30, 2023, from $58.8 million for the three months ended June 30, 2022. The decrease in expenses was primarily driven by a decrease in direct marketing spend resulting from lower total originations as well as a relative shift in originations towards lower-cost refinance loans in addition to a one-time gain from the reclassification of OppFi Card assets from held for sale to held for investment at amortized cost. The decrease was partially offset by elevated interest expense as a result of a rising interest rate environment as well as higher professional fees related to accounting, legal, and staffing matters. Expenses as a percent of total revenue decreased from 54.5% to 45.9% for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations increased by $11.9 million, or 186.4%, to $18.3 million for the three months ended June 30, 2023, from $6.4 million for the three months ended June 30, 2022. This increase was due to higher net revenue and lower expenses for the three months ended June 30, 2023, due to the reasons discussed above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability totaled $0.4 million for the three months ended June 30, 2023 and $3.3 million for the three months ended June 30, 2022. This warrant liability arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Other Income

Other income totaled $0.1 million for the three months ended June 30, 2023 and $0.0 million for the three months ended June 30, 2022. Other income includes $0.1 million in income related to the Company subleasing one floor of its office space.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liability, and other income. Income before income taxes increased by $9.1 million, or 93.5%, to $18.8 million for the three months ended June 30, 2023, from $9.7 million for the three months ended June 30, 2022.

Income Tax Expense

OppFi Inc. recorded a provision for income taxes of $0.7 million for the three months ended June 30, 2023 and $0.2 million for the three months ended June 30, 2022.

Net Income

Net income increased by $8.6 million, or 90.3%, to $18.1 million for the three months ended June 30, 2023, from net income of $9.5 million for the three months ended June 30, 2022.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $2.1 million for the three months ended June 30, 2023. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. for the three months ended June 30, 2023. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company and the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, as well as the Company’s approximate percentage interest in the non-controlling interest. The underlying income or expense components that are attributable to OppFi Inc. for the three months ended June 30, 2023 are gain on change in fair value of warrant liabilities of $0.4 million, partially offset by tax expense of $0.6 million, general and administrative expense of $0.2 million, and board fees of $0.1 million, for total income (loss) attributable to OppFi Inc. of $(0.5) million. The income (loss) also includes OppFi Inc.'s percentage interest in the income (loss) attributable to non-controlling interest of $2.7 million, for net income attributable to OppFi Inc. of $2.1 million. For the three months ended June 30, 2022, the underlying income or expense components that are attributable to OppFi Inc. are gain on change in fair value of warrant liabilities of $3.3 million, partially offset by tax expense of $0.3 million, payroll and stock compensation expense of $0.2 million, general and administrative expense of $0.1 million, and board fees of $0.1 million, for total income attributable to OppFi Inc. of $2.6 million. The income also includes OppFi Inc.'s percentage interest in the income attributable to non-controlling interest of $0.9 million, for net income attributable to OppFi Inc. of $3.5 million.

Diluted Earnings per Share

The Company’s outstanding shares of Class V Voting Stock were antidilutive in the diluted earnings per share calculation under the if-converted method for the three months ended June 30, 2023. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period. The effects of the assumed conversion under the if-converted method for the three months ended June 30, 2023 were determined to be antidilutive based on the net income attributable to the noncontrolling interest holders for the period.

Comparison of the six months ended June 30, 2023 and 2022

The following table presents our consolidated results of operations for the six months ended June 30, 2023 and 2022 (in thousands, except number of shares and per share data).

(in thousands, except share and per share data)	Six Months Ended June 30,		Change
(Unaudited)	2023	2022	$	%
Interest and loan related income	$241,525	$208,209	$33,316	16.0%
Other revenue	1,335	376	959	255.1%
Total revenue	242,860	208,585	34,275	16.4%
Change in fair value of finance receivables	(107,161)	(91,679)	(15,482)	16.9%
Provision for credit losses on finance receivables	(3,936)	(1,026)	(2,910)	283.6%
Net revenue	131,763	115,880	15,883	13.7%
Expenses:
Sales and marketing	22,161	31,394	(9,233)	(29.4)%
Customer operations	20,706	20,881	(175)	(0.8)%
Technology, products, and analytics	19,733	16,523	3,210	19.4%
General, administrative, and other	24,497	27,515	(3,018)	(11.0)%
Total expenses before interest expense	87,097	96,313	(9,216)	(9.6)%
Interest expense	22,602	15,326	7,276	47.5%
Total expenses	109,699	111,639	(1,940)	(1.7)%
Income from operations	22,064	4,241	17,823	420.3%
Change in fair value of warrant liability	504	5,701	(5,197)	(91.2)%
Other income	272	—	272	—%
Income before income taxes	22,840	9,942	12,898	129.7%
Provision for income taxes	834	742	92	12.4%
Net income	22,006	9,200	12,806	139.2%
Less: net income attributable to noncontrolling interest	19,613	4,666	14,947	320.3%
Net income attributable to OppFi Inc.	$2,393	$4,534	$(2,141)	(47.2)%

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.16	$0.33
Diluted	$0.16	$0.10
Weighted average common shares outstanding:
Basic	15,336,366	13,553,308
Diluted	15,533,467	84,377,754

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based only on the interest method. We also earn revenue from referral fees related primarily to our turn-up program, which represented 0.3 % of total revenue for the six months ended June 30, 2023.

Total revenue increased by $34.3 million, or 16.4%, to $242.9 million for the six months ended June 30, 2023 from $208.6 million for the six months ended June 30, 2022. The increase was due to higher average receivables balances throughout the period as well as stronger payment activity driving a higher yield on the balances.

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

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $107.2 million for the six months ended June 30, 2023, which was comprised of $103.0 million of net charge-offs and a fair market value adjustment of $4.2 million, up from $91.7 million for the six months ended June 30, 2022, which was comprised of $93.8 million of net charge-offs and a fair market value adjustment of $(2.1) million. The fair value adjustment for the six months ended June 30, 2023 had a negative impact due to a decrease in the fair value mark as well as a decrease in the receivables balance.

For the six months ended June 30, 2023, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for our SalaryTap and OppFi Card products. Total provision increased for the six months ended June 30, 2023 mainly driven by the increase in OppFi Card charge-offs.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and total provision costs. Total net revenue increased by $15.9 million, or 13.7%, to $131.8 million for the six months ended June 30, 2023 from $115.9 million for the six months ended June 30, 2022. This increase was due to the higher total revenues outweighing higher change in fair value and total provision.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses decreased by $1.9 million, or 1.7%, to $109.7 million for the six months ended June 30, 2023, from $111.6 million for the six months ended June 30, 2022. The decrease in expenses was primarily driven by a decrease in direct marketing spend resulting from lower total originations as well as a relative shift in originations towards lower-cost refinance loans in addition to a one-time gain from the reclassification of OppFi Card assets from held for sale to held for investment at amortized cost. The decrease was partially offset by elevated interest expense as a result of a rising interest rate environment as well as higher professional fees related to accounting, legal, and staffing matters. Expenses as a percent of revenue decreased year over year from 53.5% to 45.2% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Income from Operations

Income from operations is the difference between net revenue and expenses. Total income from operations increased by $17.8 million, or 420.3%, to $22.1 million for the six months ended June 30, 2023, from $4.2 million for the six months ended June 30, 2022. This increase was due to higher net revenue and lower expenses for the six months ended June 30, 2023, due to the reasons discussed above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability totaled $0.5 million for the six months ended June 30, 2023 and $5.7 million for the six months ended June 30, 2022. This warrant liability arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Other Income

Other income totaled $0.3 million for the six months ended June 30, 2023 and $0.0 million for the six months ended June 30, 2022. Other income includes $0.2 million in income related to the Company subleasing one floor of its office space and $0.1 million from the gain on partial loan forgiveness of the secured borrowing payable.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liability, and other income. Income before income taxes increased by $12.9 million, or 129.7%, to $22.8 million for the six months ended June 30, 2023, from $9.9 million for the six months ended June 30, 2022.

Income Tax Expense

OppFi Inc. recorded a provision for income taxes of $0.8 million for the six months ended June 30, 2023 and $0.7 million for the six months ended June 30, 2022.

Net Income

Net income increased by $12.8 million, or 139.2%, to $22.0 million for the six months ended June 30, 2023 from $9.2 million for the six months ended June 30, 2022.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $2.4 million for the six months ended June 30, 2023. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. for the six months ended June 30, 2023. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company and the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, as well as the Company’s approximate percentage interest in the non-controlling interest. The underlying income or expense components that are attributable to OppFi Inc. for the six months ended June 30, 2023 are gain on change in fair value of warrant liabilities of $0.5 million and an update to payroll and stock compensation expense of $0.04 million, partially offset by tax expense of $0.8 million, general and administrative expense of $0.4 million and board fees of $0.2 million, for total income (loss) attributable to OppFi Inc. of $(0.9) million. The income also includes OppFi Inc.’s percentage interest in the income attributable to non-controlling interest of $3.2 million, for net income attributable to OppFi Inc. of $2.4 million. The underlying income or expense components that are attributable to OppFi Inc. for the six months ended June 30, 2022 are gain on change in fair value of warrant liabilities of $5.7 million, partially offset by tax expense of $0.9 million, payroll and stock compensation expense of $0.5 million, general and administrative expense of $0.3 million and board fees of $0.2 million, for total income attributable to OppFi Inc. of $3.8 million. The income also includes OppFi Inc.’s percentage interest in the income attributable to non-controlling interest of $0.7 million, for net income attributable to OppFi Inc. of $4.5 million.

Diluted Earnings per Share

The Company’s outstanding shares of Class V Voting Stock were antidilutive in the diluted earnings per share calculation under the if-converted method for the six months ended June 30, 2023. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period. The effects of the assumed conversion under the if-converted method for the six months ended June 30, 2023 were determined to be antidilutive based on the net income attributable to the noncontrolling interest holders for the period.

CONDENSED BALANCE SHEETS

Comparison of the periods ended June 30, 2023 and December 31, 2022

The following table presents our condensed balance sheet as of June 30, 2023 and December 31, 2022 (in thousands):

	(Unaudited)		Change
	June 30, 2023	December 31, 2022	$	%
Assets
Cash and restricted cash	$62,108	$49,670	$12,438	25.0%
Finance receivables at fair value	446,956	457,296	(10,340)	(2.3)%
Finance receivables at amortized cost, net	325	643	(318)	(49.5)%
Other assets	67,991	72,230	(4,239)	(5.9)%
Total assets	$577,380	$579,839	$(2,459)	(0.4)%
Liabilities and stockholders’ equity
Current liabilities	$26,833	$29,558	$(2,725)	(9.2)%
Other liabilities	40,289	42,183	(1,894)	(4.5)%
Total debt	331,884	347,060	(15,176)	(4.4)%
Warrant liabilities	1,384	1,888	(504)	(26.7)%
Total liabilities	400,390	420,689	(20,299)	(4.8)%
Total stockholders’ equity	176,990	159,150	17,840	11.2%
Total liabilities and stockholders' equity	$577,380	$579,839	$(2,459)	(0.4)%

Total cash and restricted cash increased by $12.4 million as of June 30, 2023, compared to December 31, 2022, driven by an increase in received payments relative to originated loans. Finance receivables at fair value decreased by $10.3 million as of June 30, 2023, compared to December 31, 2022 from lower origination volume and strong repayment activity for the six months ended June 30, 2023. Finance receivables at amortized cost, net decreased by $0.3 million as of June 30, 2023 compared to December 31, 2022, due to the continued rundown of OppFi Card and SalaryTap finance receivables and increase in the allowance for credit losses. Other assets decreased by $4.2 million as of June 30, 2023 compared to December 31, 2022, mainly driven by a decrease in property, equipment, and software of $2.1 million and amortized debt issuance costs of $0.8 million.

Current liabilities decreased by $2.7 million as of June 30, 2023, compared to December 31, 2022, mainly driven by a decrease in accounts payable of $2.3 million and accrued expenses of $0.4 million. Other liabilities decreased by $1.9 million as of June 30, 2023, compared to December 31, 2022 due to a decrease in the operating lease liability of $0.6 million and the tax receivable agreement liability of $1.3 million. Total debt decreased by $15.2 million as of June 30, 2023, compared to December 31, 2022, driven by a decrease in utilization of revolving lines of credit of $12.8 million and repayment of the secured borrowing payable of $0.8 million and notes payable of $1.6 million. Total equity increased by $17.8 million as of June 30, 2023, compared to December 31, 2022, driven by net income and stock-based compensation.

NON-GAAP FINANCIAL MEASURES

Comparison of the three and six months ended June 30, 2023 and 2022

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

(in thousands, except share and per share data)	Three Months Ended June 30,		Variance
(Unaudited)	2023	2022	%
Net income	$18,076	$9,497	90.3%
Provision for income taxes	688	202	240.6%
Debt issuance cost amortization	514	435	18.2%
Other addbacks and one-time expenses, net(a)	2,237	(1,145)	(295.4)%
Sublease income	(79)	—	—%
Adjusted EBT	21,436	8,989	138.5%
Less: pro forma taxes(b)	(5,181)	(2,170)	138.8%
Adjusted net income	16,255	6,819	138.4%
Pro forma taxes(b)	5,181	2,170	138.8%
Depreciation and amortization	3,317	3,366	(1.5)%
Interest expense	10,717	7,442	44.0%
Business (non-income) taxes	274	210	30.5%
Adjusted EBITDA	$35,744	$20,007	78.7%

Adjusted EPS	$0.19	$0.08
Weighted average diluted shares outstanding	84,750,663	84,283,102

(a) For the three months ended June 30, 2023, other addbacks and one-time expenses, net of $2.2 million included a $(0.4) million addback due to the change in fair value of the warrant liabilities, a $(3.1) million addback from the reclassification of OppFi Card finance receivables from assets held for sale to assets held for investment at amortized cost, a $3.8 million expense related to provision for credit losses on the OppFi Card finance receivables, $0.6 million in severance expenses, $0.1 million in retention expenses, $0.8 million in expenses related to stock compensation, and $0.4 million in professional fees related to corporate development. For the three months ended June 30, 2022, other addbacks and one-time expenses, net of $(1.1) million included a $(3.3) million addback due to the change in fair value of the warrant liabilities, $0.5 million in severance expenses, $0.1 million in retention expenses, $1.1 million in expenses related to stock compensation, and a $0.5 million one-time origination fee expense.
(b) Assumes a tax rate of 24.17% for the three months ended June 30, 2023 and 24.14% for the three months ended June 30, 2022, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

(in thousands, except share and per share data)	Six Months Ended June 30,		Variance
(Unaudited)	2023	2022	%
Net income	$22,006	$9,200	139.2%
Provision for income taxes	834	742	12.4%
Debt issuance cost amortization	1,278	1,044	22.4%
Other addbacks and one-time expenses, net(a)	3,324	(1,269)	(361.9)%
Sublease income	(159)	—	—%
Adjusted EBT	27,283	9,717	180.8%
Less: pro forma taxes(b)	(6,592)	(2,340)	181.7%
Adjusted net income	20,691	7,377	180.5%
Pro forma taxes(b)	6,592	2,340	181.7%
Depreciation and amortization	6,708	6,604	1.6%
Interest expense	21,324	14,282	49.3%
Business (non-income) taxes	546	589	(7.3)%
Adjusted EBITDA	$55,861	$31,192	79.1%

Adjusted EPS	$0.24	$0.09
Weighted average diluted shares outstanding	84,592,228	84,377,754

(a) For the six months ended June 30, 2023, other addbacks and one-time expenses, net of $3.3 million included a $(0.5) million addback due to the change in fair value of the warrant liabilities, a $(0.1) million addback due to partial forgiveness of the secured borrowing payable, a $(3.0) million addback from the reclassification of OppFi Card finance receivables from assets held for sale to assets held for investment at amortized cost, a $3.8 million expense related to provision for credit losses on the OppFi Card finance receivables, $0.6 million in severance expenses, $0.1 million in retention expenses, $2.0 million in expenses related to stock compensation, and $0.4 million in professional fees related to corporate development. For the six months ended June 30, 2022, other addbacks and one-time expenses, net of $(1.3) million included a $(5.7) million addback due to the change in fair value of the warrant liabilities, $2.0 million in severance expenses, $0.1 million in retention expenses, $1.6 million in expenses related to stock compensation, a $0.5 million one-time origination fee expense, and $0.2 million in one-time legal expenses.

(b) Assumes a tax rate of 24.16% for the six months ended June 30, 2023 and a 24.08% tax rate for the six months ended June 30, 2022, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

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

	Three Months Ended June 30,
(Unaudited)	2023	2022
Weighted average Class A common stock outstanding	15,632,120	13,525,101
Weighted average Class V voting stock outstanding	94,376,910	96,114,373
Elimination of earnouts at period end	(25,500,000)	(25,500,000)
Dilutive impact of restricted stock units	238,008	125,383
Dilutive impact of performance stock units	3,625	18,245
Weighted average diluted shares outstanding	84,750,663	84,283,102

(in thousands, except share and per share data)	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(Unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		84,750,663		84,283,102
Net income	$18,076	$0.21	$9,497	$0.11
Provision for income taxes	688	0.01	202	—
Debt amortization	514	0.01	435	0.01
Other addbacks and one-time expenses	2,237	0.03	(1,145)	(0.01)
Sublease income	(79)	—	—	—
Adjusted EBT	21,436	0.25	8,989	0.11
Less: pro forma taxes	(5,181)	(0.06)	(2,170)	(0.03)
Adjusted net income	$16,255	$0.19	$6,819	$0.08

	Six Months Ended June 30,
(Unaudited)	2023	2022
Weighted average Class A common stock outstanding	15,336,366	13,553,308
Weighted average Class V voting stock outstanding	94,558,761	96,225,804
Elimination of earnouts at period end	(25,500,000)	(25,500,000)
Dilutive impact of restricted stock units	180,290	89,519
Dilutive impact of performance stock units	16,811	9,123
Weighted average diluted shares outstanding	84,592,228	84,377,754

(in thousands, except share and per share data)	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(Unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		84,592,228		84,377,754
Net income	$22,006	$0.26	$9,200	$0.11
Provision for income taxes	834	0.01	742	0.01
Debt amortization	1,278	0.02	1,044	0.01
Other addbacks and one-time expenses	3,324	0.04	(1,269)	(0.02)
Sublease income	(159)	—	—	—
Adjusted EBT	27,283	0.32	9,717	0.12
Less: pro forma taxes	(6,592)	(0.08)	(2,340)	(0.03)
Adjusted net income	$20,691	$0.24	$7,377	$0.09

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over three years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Unrestricted cash	$26,798	$16,239
Undrawn debt	$142,352	$136,800

As of June 30, 2023, we had $26.8 million in unrestricted cash, an increase of $10.6 million from December 31, 2022. As of June 30, 2023, we had an additional $142.4 million of unused debt capacity under our financing facilities for future availability, representing a 30% overall undrawn capacity, an increase from $136.8 million as of December 31, 2022. The increase in undrawn debt was due to using excess cash to pay down debt on our revolving credit lines. Including total financing commitments of $475.0 million and cash on the balance sheet of $62.1 million, we had approximately $537.1 million in funding capacity as of June 30, 2023.

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

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Change
(In thousands, except % change)	2023	2022	$	%
Net cash provided by operating activities	$138,566	$102,784	$35,783	34.8%
Net cash used in investing activities	(103,199)	(164,390)	61,191	37.2%
Net cash (used in) provided by financing activities	(22,929)	56,882	(79,811)	(140.3)%
Net increase (decrease) in cash and restricted cash	$12,438	$(4,724)	$17,163	363.3%

Operating Activities

Net cash provided by operating activities was $138.6 million for the six months ended June 30, 2023. This was an increase of $35.8 million when compared to net cash provided by operating activities of $102.8 million for the six months ended June 30, 2022. Cash provided by operating activities increased mainly due to higher net income and change in fair value and provision for credit losses on finance receivables compared to the prior year.

Investing Activities

Net cash used in investing activities was $103.2 million for the six months ended June 30, 2023. This was a decrease of $61.2 million when compared to net cash used in investing activities of $164.4 million for the six months ended June 30, 2022, mainly due to lower finance receivables originated and acquired and higher finance receivables repaid and recovered.

Financing Activities

Net cash used in financing activities was $22.9 million for the six months ended June 30, 2023. This was an increase of $79.8 million when compared to net cash provided by financing activities of $56.9 million for the six months ended June 30, 2022, primarily due to an increase in member distributions and net payments of senior debt and notes payable, partially offset by a decrease in net payments of secured borrowing payable.

FINANCING ARRANGEMENTS

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. For a detailed discussion on financing arrangements refer to Note 7 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following is a summary of OppFi’s outstanding borrowings as of June 30, 2023 and December 31, 2022, including borrowing capacity as of June 30, 2023 (in thousands):

		Borrowing	June 30,	December 31,	Interest Rate as of	Maturity
Purpose	Borrower(s)	Capacity	2023	2022	June 30, 2023	Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$—	$—	$756	15.00%	—
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche A)	$75,000	$37,500	$37,500	SOFR plus 7.36%	April 2024
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche B)	125,000	104,300	121,647	SOFR plus 6.75%	June 2026
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	—	—	—	SOFR plus 0.11% plus 3.85%	February 2024
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	91,871	91,871	SOFR plus 7.50%	December 2026
Revolving line of credit	Gray Rock SPV, LLC	75,000	48,977	44,716	SOFR plus 7.25%	April 2025
Total revolving lines of credit		425,000	282,648	295,734

Term loan, net	OppFi-LLC	50,000	49,236	48,954	LIBOR plus 10.00%	March 2025
Total senior debt, net		$475,000	$331,884	$344,688

Note payable	OppFi-LLC	$—	$—	$1,616	7.07%	July 2023

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the information on critical accounting estimates in our 2022 Annual Report.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due to the material weakness in its internal control over financial reporting disclosed in Part II, Item 9A of our 2022 Annual Report.

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

As discussed in Part II, Item 9A in our 2022 Annual Report, management determined that the Company’s internal control over financial reporting was not effective due to the existence of the material weakness in internal control over financial reporting related to information technology general controls associated with the Company’s financially relevant information systems. Management has determined that the Company’s user access controls designed to ensure appropriate segregation of duties, adequate restriction of users and privileged access to the Company’s financially relevant information systems were not operating effectively. Management believes that compensating controls are in place and operating effectively to mitigate the risks associated with the identified material weakness as it is being remediated (as described below).

Remediation Plan for Previously Identified Material Weakness in Internal Control Over Financial Reporting

Management is committed to remediating the material weakness described above as promptly as possible. Management believes that the controls in question are designed effectively and that these controls, when operating effectively, will provide appropriate remediation of the material weakness. In particular, as part of its remediation plan, the Company is implementing comprehensive access control protocols in order to implement restrictions on user and privileged access to the Company’s financially relevant information systems and will be providing internal control training for personnel involved in remediating this material weakness. Management intends to test the ongoing operating effectiveness of the existing controls in future periods. The material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company can provide no assurance that its remediation efforts described herein will be successful and that the Company will not have material weaknesses in the future.

Changes in Internal Control Over Financial Reporting

Other than the changes to the Company’s internal control over financial reporting described in “Remediation Plan for Previously Identified Material Weakness in Internal Control Over Financial Reporting” above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See “Legal contingencies” of Note 14 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our 2022 Annual Report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 6, 2022, OppFi announced that its Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $20.0 million in the aggregate of shares of its Class A common stock, par value $0.0001 per share (“Class A Common Stock”). Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate OppFi to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that OppFi repurchases under the Repurchase Program, OppFi-LLC will redeem one Class A common unit of OppFi-LLC held by OppFi, decreasing the percentage ownership of OppFi-LLC by OppFi and relatively increasing the ownership by the Members. The Repurchase Program will expire in December 2023. There was no repurchase activity during the quarter ended June 30, 2023. As of June 30, 2023, $17.5 million of the repurchase authorization under the Repurchase Program remained available.

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

10.1*†+
Amended and Restated Revolving Credit Agreement, dated July 19, 2023, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC

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

Date: August 9, 2023	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)