Form 10-Q
period 2023-09-30
OppFi Inc.
filed 2023-11-09
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2023, there were 110,669,080 shares of common stock, including 17,725,951 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 92,943,129 shares of Class V common stock, par value $0.0001 per share, outstanding.

i

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

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2023	2022
Assets
Cash(1)	$31,125	$16,239
Restricted cash(1)	34,902	33,431
Total cash and restricted cash	66,027	49,670
Finance receivables at fair value(1)	466,465	457,296
Finance receivables at amortized cost, net of allowance for credit losses of $2,083 and $96 as of September 30, 2023 and December 31, 2022, respectively, and unearned income of $66 as of September 30, 2023	209	643
Settlement receivable(1)	2,902	2,000
Assets held for sale	—	550
Debt issuance costs, net(1)	4,217	4,049
Property, equipment and software, net	11,098	14,039
Operating lease right of use asset	12,587	13,587
Deferred tax asset	24,691	26,758
Other assets(1)	12,396	11,247
Total assets	$600,592	$579,839
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable(1)	$3,569	$6,338
Accrued expenses(1)	21,903	23,220
Operating lease liability	15,504	16,558
Secured borrowing payable(1)	—	756
Senior debt, net(1)	342,172	344,688
Notes payable	2,173	1,616
Warrant liabilities	1,050	1,888
Tax receivable agreement liability	24,388	25,625
Total liabilities	410,759	420,689
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 18,115,756 shares issued and 17,411,842 shares outstanding as of September 30, 2023 and 15,464,480 shares issued and 14,760,566 shares outstanding as of December 31, 2022)	2	2
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 93,180,736 and 94,937,285 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	9	9
Additional paid-in capital	72,383	65,501
Accumulated deficit	(58,521)	(63,546)
Treasury stock at cost, 703,914 shares as of September 30, 2023 and December 31, 2022	(2,460)	(2,460)
Total OppFi Inc.'s stockholders' equity (deficit)	11,413	(494)
Noncontrolling interest	178,420	159,644
Total stockholders' equity	189,833	159,150
Total liabilities and stockholders' equity	$600,592	$579,839

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

	September 30,	December 31,
	2023	2022
Assets of consolidated VIEs, included in total assets above
Cash	$258	$—
Restricted cash	25,881	24,577
Total cash and restricted cash	26,139	24,577
Finance receivables at fair value	445,968	417,476
Settlement receivable	2,902	2,000
Debt issuance costs, net	4,217	4,049
Other assets	60	108
Total assets	$479,286	$448,210
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$10	$109
Accrued expenses	3,550	3,428
Secured borrowing payable	—	756
Senior debt, net	292,827	295,734
Total liabilities	$296,387	$300,027

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Interest and loan related income	$132,090	$123,605	$373,615	$331,814
Other revenue	1,075	639	2,410	1,015
	133,165	124,244	376,025	332,829
Change in fair value of finance receivables	(57,302)	(70,601)	(164,463)	(162,280)
Provision for credit losses on finance receivables	(195)	(1,017)	(4,131)	(2,043)
Net revenue	75,668	52,626	207,431	168,506
Expenses:
Salaries and employee benefits	14,761	14,600	45,407	46,747
Direct marketing costs	14,075	12,861	38,003	45,828
Interest expense and amortized debt issuance costs	12,077	9,095	34,679	24,421
Professional fees	5,067	3,443	13,984	8,957
Depreciation and amortization	3,119	3,452	9,827	10,056
Technology costs	3,141	3,301	9,587	9,723
Payment processing fees	2,989	2,772	7,762	7,738
Occupancy	1,108	1,091	3,322	3,231
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	—	—	(2,983)	—
General, administrative and other	3,750	2,980	10,198	8,533
Total expenses	60,087	53,595	169,786	165,234
Income (loss) from operations	15,581	(969)	37,645	3,272
Other income:
Change in fair value of warrant liabilities	334	1,323	838	7,024
Other income	80	—	352	—
Income before income taxes	15,995	354	38,835	10,296
Income tax expense	463	1,015	1,297	1,757
Net income (loss)	15,532	(661)	37,538	8,539
Net income (loss) attributable to noncontrolling interest	13,363	(90)	32,976	4,576
Net income (loss) attributable to OppFi Inc.	$2,169	$(571)	$4,562	$3,963

Earnings (loss) per share attributable to OppFi Inc.:
Earnings (loss) per common share:
Basic	$0.13	$(0.04)	$0.29	$0.29
Diluted	$0.13	$(0.04)	$0.29	$0.09
Weighted average common shares outstanding:
Basic	16,772,275	13,972,971	15,820,262	13,694,733
Diluted	17,057,778	13,972,971	16,046,831	84,277,277

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity
Balance, June 30, 2023	16,280,397	$2	94,037,840	$9	$70,889	$(60,993)	$(2,460)	$169,543	$176,990
Exchange of Class V shares	857,104	—	(857,104)	—	1,453	303	—	(1,756)	—
Vesting of restricted stock units	311,125	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	99,503	—	—	—	171	—	—	—	171
Stock-based compensation	—	—	—	—	1,086	—	—	—	1,086
Tax withholding on vesting of restricted stock units	(136,287)	—	—	—	(280)	—	—	—	(280)
Member distributions	—	—	—	—	—	—	—	(2,730)	(2,730)
Tax receivable agreement	—	—	—	—	(21)	—	—	—	(21)
Deferred tax asset	—	—	—	—	(915)	—	—	—	(915)
Net income	—	—	—	—	—	2,169	—	13,363	15,532
Balance, September 30, 2023	17,411,842	$2	93,180,736	$9	$72,383	$(58,521)	$(2,460)	$178,420	$189,833

Balance, June 30, 2022	13,632,260	$1	95,729,696	$10	$64,330	$(66,164)	$(2,153)	$169,474	$165,498
Exchange of Class V shares	570,596	—	(570,596)	—	484	54	—	(538)	—
Vesting of restricted stock units	82,201	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	44,627	—	—	—	125	—	—	—	125
Stock-based compensation	—	—	—	—	762	—	—	—	762
Purchase of treasury stock	(88,262)	—	—	—	—	—	(307)	—	(307)
Member distributions	—	—	—	—	—	—	—	(152)	(152)
Tax receivable agreement	—	—	—	—	185	—	—	—	185
Net loss	—	—	—	—	—	(571)	—	(90)	(661)
Balance, September 30, 2022	14,241,422	$1	95,159,100	$10	$65,886	$(66,681)	$(2,460)	$168,694	$165,450

Balance, December 31, 2022	14,760,566	$2	94,937,285	$9	$65,501	$(63,546)	$(2,460)	$159,644	$159,150
Exchange of Class V shares	1,756,549	—	(1,756,549)	—	3,497	463	—	(3,960)	—
Vesting of restricted stock units	841,392	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	189,622	—	—	—	328	—	—	—	328
Stock-based compensation	—	—	—	—	3,070	—	—	—	3,070
Tax withholding on vesting of restricted stock units	(136,287)	—	—	—	(280)	—	—	—	(280)
Member distributions	—	—	—	—	—	—	—	(10,240)	(10,240)
Tax receivable agreement	—	—	—	—	938	—	—	—	938
Deferred tax asset	—	—	—	—	(671)	—	—	—	(671)
Net income	—	—	—	—	—	4,562	—	32,976	37,538
Balance, September 30, 2023	17,411,842	$2	93,180,736	$9	$72,383	$(58,521)	$(2,460)	$178,420	$189,833

Balance, December 31, 2021	13,631,484	$1	96,338,474	$10	$61,672	$(70,723)	$—	$166,918	$157,878
Exchange of Class V shares	1,179,374	—	(1,179,374)	—	1,406	79	—	(1,485)	—
Vesting of restricted stock units	89,851	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	44,627	—	—	—	125	—	—	—	125
Stock-based compensation	—	—	—	—	2,391	—	—	—	2,391
Purchase of treasury stock	(703,914)	—	—	—	—	—	(2,460)	—	(2,460)
Member distributions	—	—	—	—	—	—	—	(1,315)	(1,315)
Tax receivable agreement	—	—	—	—	292	—	—	—	292
Net income	—	—	—	—	—	3,963	—	4,576	8,539
Balance, September 30, 2022	14,241,422	$1	95,159,100	$10	$65,886	$(66,681)	$(2,460)	$168,694	$165,450

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$37,538	$8,539
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	164,463	162,280
Provision for credit losses on finance receivables	4,131	2,043
Depreciation and amortization	9,827	10,056
Debt issuance cost amortization	1,872	1,626
Stock-based compensation expense	3,070	2,391
Loss on disposition of equipment	1	2
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	(2,983)	—
Deferred income taxes	248	1,475
Tax receivable agreement liability	—	625
Change in fair value of warrant liabilities	(838)	(7,024)
Gain on forgiveness of debt	(113)	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(600)	(4,637)
Settlement receivable	(902)	—
Operating lease, net	(54)	8
Other assets	1,398	1,131
Accounts payable	(2,769)	580
Accrued expenses	(701)	(6,832)
Net cash provided by operating activities	213,588	172,263
Cash flows from investing activities:
Finance receivables originated and acquired	(540,313)	(556,441)
Finance receivables repayments	367,217	323,146
Purchases of equipment and capitalized technology	(6,887)	(10,150)
Net cash used in investing activities	(179,983)	(243,445)
Cash flows from financing activities:
Member distributions	(10,240)	(1,315)
Net payments of secured borrowing payable	(643)	(20,685)
Net (payments) advances of senior debt	(2,907)	86,464
Net payments of note payable	(1,857)	(735)
Payments for debt issuance costs	(1,649)	(2,105)
Proceeds from employee stock purchase plan	328	125
Payments of tax withholding on vesting of restricted stock units	(280)	—
Repurchases of common stock	—	(2,460)
Net cash (used in) provided by financing activities	(17,248)	59,289
Net increase (decrease) in cash and restricted cash	16,357	(11,893)

Cash and restricted cash
Beginning	49,670	62,362
Ending	$66,027	$50,469

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$32,276	$22,296
Income taxes paid	$73	$337

Supplemental disclosure of non-cash activities:
Adjustments to additional paid-in capital as a result of tax receivable agreement	$938	$292
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$(671)	$—
Operating lease right of use asset recognized	$159	$—
Operating lease liability recognized	$159	$—
Operating lease right of use asset recognized from adoption of ASU 2016-02	$—	$15,459
Operating lease liability recognized from adoption of ASU 2016-02	$—	$17,972
Reclassification of finance receivables held for sale to held for investment	$2,637	$—
Prepaid insurance financed with promissory notes	$2,414	$3,243

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Nature of Operations

OppFi Inc. (“OppFi”), formerly FG New America Acquisition Corp. (“FGNA”), collectively with its subsidiaries (“Company”), is a tech-enabled, mission-driven specialty fintech platform that broadens the reach of community banks to extend credit access to everyday Americans. OppFi’s primary products are offered by its installment loan product, OppLoans. OppFi’s products also include its payroll deduction secured installment loan product, SalaryTap, and credit card product, OppFi Card.

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

Following the Closing, the Company is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of September 30, 2023 and December 31, 2022, OppFi owned approximately 15.7% and 13.5% of the OppFi Units, respectively, and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

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

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2022 included in the 2022 Annual Report. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2023.

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

Participation rights purchase obligations: OppFi-LLC has entered into bank partnership arrangements with certain banks insured by the FDIC. As part of these bank partnership arrangements, the banks have the ability to retain a percentage of the finance receivables they have originated, and OppFi-LLC’s participation rights are reduced by the percentage of the finance receivables retained by the banks. For the nine months ended September 30, 2023 and 2022, finance receivables originated through the bank partnership arrangements totaled 96% and 94%, respectively. As of September 30, 2023 and December 31, 2022, the unpaid principal balance of finance receivables outstanding for purchase was $10.8 million and $11.2 million, respectively.

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

Capitalized technology: The Company capitalized software costs associated with application development totaling $2.2 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively, and $6.7 million and $9.9 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense, which is included in depreciation and amortization on the consolidated statements of operations, totaled $2.9 million and $3.3 million for three months ended September 30, 2023 and 2022, respectively, and $9.2 million and $9.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 84.3% and 86.5% of the economic ownership percentage of OppFi-LLC as of September 30, 2023 and December 31, 2022, respectively. In accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to OppFi and the noncontrolling ownership interests separately in the consolidated statements of operations.

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

Accounting pronouncements issued and not yet adopted: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of ASU No. 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The purpose of ASU No. 2021-01 is to expand guidance on contract modifications and hedge accounting. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The purpose of ASU No. 2022-06 is to defer the effective date of the provisions of ASU 2020-04 from December 31, 2022 to December 31, 2024. The amendments and expedients in these updates are effective as of March 12, 2020 through December 31, 2024 and may be elected by topic. The Company is currently evaluating the impact of ASU No. 2020-04, 2021-01 and 2022-06 on the Company’s consolidated financial statements.

Note 3. Finance Receivables

Finance receivables at fair value: The components of installment finance receivables at fair value as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Unpaid principal balance of finance receivables - accrual	$385,893	$369,643
Unpaid principal balance of finance receivables - non-accrual	30,040	32,537
Unpaid principal balance of finance receivables	$415,933	$402,180

Finance receivables at fair value - accrual	$445,139	$436,552
Finance receivables at fair value - non-accrual	4,920	4,944
Finance receivables at fair value, excluding accrued interest and fees receivable	450,059	441,496
Accrued interest and fees receivable	16,406	15,800
Finance receivables at fair value	$466,465	$457,296

Difference between unpaid principal balance and fair value	$34,126	$39,316

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finance receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of September 30, 2023, the aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due on a contractual basis was $15.9 million and $2.5 million, respectively. As of December 31, 2022, the aggregate unpaid principal balance and fair value of installment finance receivables 90 days or more past due on a contractual basis was $17.6 million and $2.7 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the fair value of installment finance receivables at fair value for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at the beginning of the period	$446,956	$450,703	$457,296	$383,890
Originations	192,906	185,092	539,152	550,483
Repayments	(118,411)	(109,519)	(366,126)	(318,677)
Accrued interest and fees receivable	2,316	2,390	606	4,649
Charge-offs, net (1)	(56,315)	(67,709)	(159,273)	(161,479)
Net change in fair value (1)	(987)	(2,892)	(5,190)	(801)
Balance at the end of the period	$466,465	$458,065	$466,465	$458,065

(1) Included in "Change in fair value of finance receivables" in the consolidated statements of operations.

Finance receivables at amortized cost, net: The components of finance receivables at amortized cost as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Finance receivables	$2,355	$730
Accrued interest and fees	3	9
Unearned annual fee income	(66)	—
Allowance for credit losses	(2,083)	(96)
Finance receivables at amortized cost, net	$209	$643

Changes in the allowance for credit losses on finance receivables at amortized cost for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$2,411	$1,045	$96	$803
Provisions for credit losses on finance receivables	195	1,017	4,131	2,043
Finance receivables charged off	(535)	(831)	(2,159)	(1,615)
Recoveries of charge offs	12	1	15	1
Ending balance	$2,083	$1,232	$2,083	$1,232

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following is an assessment of the credit quality of finance receivables at amortized cost and presents the recency and contractual delinquency of the finance receivable portfolio as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Recency delinquency	Contractual delinquency	Recency delinquency	Contractual delinquency
Current	$1,697	$1,659	$638	$585
Delinquency
30-59 days	130	132	45	44
60-89 days	97	104	47	59
90+ days	431	460	—	42
Total delinquency	658	696	92	145
Finance receivables	$2,355	$2,355	$730	$730

In accordance with the Company’s income recognition policy, finance receivables at amortized cost in non-accrual status as of September 30, 2023 and December 31, 2022 were $38 thousand and $0.1 million, respectively.

Note 4. Property, Equipment and Software, Net

Property, equipment and software consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Capitalized technology	$53,443	$46,760
Furniture, fixtures and equipment	3,825	3,680
Leasehold improvements	979	979
Total property, equipment and software	58,247	51,419
Less accumulated depreciation and amortization	(47,149)	(37,380)
Property, equipment and software, net	$11,098	$14,039

Depreciation and amortization expense was $3.1 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively, and $9.8 million and $10.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrual for services rendered and goods purchased	$9,518	$8,589
Accrued payroll and benefits	5,737	8,646
Other	6,648	5,985
Total	$21,903	$23,220

Note 6. Leases

In April 2023, the Company entered into a lease agreement under a non-cancelable operating lease agreement with an unrelated party, expiring on May 31 2024. The lease provides for monthly lease payments of $12 thousand. The Company recognized a right-to-use asset of $0.2 million and lease liability of $0.2 million related to this lease agreement.

Operating lease cost, which is included in occupancy expense in the consolidated statements of operations, totaled $1.1 million and $1.1 million, respectively, of which $0.5 million and $0.5 million were related to variable lease payments, for the three months ended September 30, 2023 and 2022, respectively. Operating lease cost totaled $3.3 million and $3.2 million, of which $1.5 million and $1.5 million was related to variable lease payments, for the nine months ended September 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.6 million and $1.8 million for three

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

and nine months ended September 30, 2023, respectively. Cash paid for amounts included in the measurement of lease liabilities totaled $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively.

In connection with its operating lease agreement for office facilities through September 2030, the Company executed a letter of credit. As of September 30, 2023 and December 31, 2022, there were no outstanding balances on the letter of credit.

Sublease income, which is included in other income in the consolidated statements of operations, totaled $0.1 million and $0.2 million for three and nine months ended September 30, 2023, respectively.

The components of lease costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1,101	$1,084	$3,299	$3,209
Sublease income	(80)	—	(239)	—
Total lease cost	$1,021	$1,084	$3,060	$3,209

Future minimum lease payments as of September 30, 2023 are as follows (in thousands):

Year	Amount
Remainder of 2023	$633
2024	2,470
2025	2,482
2026	2,557
2027	2,633
2028	2,712
Thereafter	4,937
Total lease payments	18,424
Less: imputed interest	(2,920)
Operating lease liability	$15,504

The weighted average remaining lease term and discount rate as of September 30, 2023 are as follows:

Weighted average remaining lease term (in years)	7.0
Weighted average discount rate	5%

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7.    Borrowings

The following is a summary of the Company’s outstanding borrowings as of September 30, 2023 and December 31, 2022, including borrowing capacity as of September 30, 2023 (in thousands):

Purpose	Borrower	Borrowing Capacity	September 30, 2023	December 31, 2022	Interest Rate as of September 30, 2023	Maturity Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$—	$—	$756	15.00%	—

Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche A)	$—	$—	$37,500	SOFR plus 7.36%	April 2024	(1)
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	125,000	109,300	121,647	SOFR plus 6.75%	June 2026	(2)
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	125,000	37,500	—	SOFR plus 7.50%	July 2027
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	—	—	—	SOFR plus 0.11% plus 3.85%	February 2024	(3)
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	93,871	91,871	SOFR plus 7.50%	December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	52,156	44,716	SOFR plus 7.25%	April 2025
Total revolving lines of credit		475,000	292,827	295,734

Term loan, net	OppFi-LLC	50,000	49,345	48,954	LIBOR plus 10.00%	March 2025
Total senior debt, net		$525,000	$342,172	$344,688

Notes payable
Financed insurance premium	OppFi-LLC	$—	$—	$1,616	7.07%	July 2023
Financed insurance premium	OppFi-LLC	2,173	2,173	—	9.70%	June 2024
Total notes payable		$2,173	$2,173	$1,616

(1) Maturity date as of December 31, 2022 and for the subsequent period until Tranche A of this revolving line of credit was terminated in July 2023.
(2) Borrower included Opportunity Funding SPE VII, LLC until the revolving line of credit was amended in July 2023.
(3) Maturity date as of December 31, 2022 and for the subsequent period until the revolving line of credit was terminated in February 2023.

Secured borrowing payable: On February 16, 2023, the borrowings under this secured borrowing payable were paid in full, of which borrowings totaling $0.1 million were forgiven. Subsequent to repayment, OppFi-LLC terminated the preferred return agreement. As of December 31, 2022, $165.0 million of finance receivables had been purchased with an active secured borrowing balance of $0.8 million.

No interest expense was recognized related to secured borrowings for the three months ended September 30, 2023 as the secured borrowing payable was paid in full and subsequently terminated in February 2023. Interest expense related to this facility was $0.1 million for the three months ended September 30, 2022. Interest expense related to this facility was $10 thousand and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. Additionally, the Company has capitalized $0.2 million in debt issuance costs related to secured borrowings. There were no amortized debt issuance costs related to secured borrowings for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, there were no unamortized debt issuance costs related to secured borrowings.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Senior debt:

Revolving line of credit - Opportunity Funding SPE III, LLC

This facility was paid in full in December 2022. There was no interest expense associated with this facility for the three and nine months ended September 30, 2023. Interest expense related to this facility was $2.8 million and $8.0 million for the three and nine months ended September 30, 2022, respectively. Additionally, the Company previously capitalized $2.2 million in debt issuance costs in connection with this facility. There were no amortized debt issuance costs associated with this facility for the three and nine months ended September 30, 2023. Amortized debt issuance costs associated with this facility were $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, there were no unamortized debt issuance costs associated with this facility.

Revolving line of credit - Opportunity Funding SPE V LLC

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

The A&R Credit Agreement amended the Prior Credit Agreement to, among other things, increase the size of the facility under the Prior Credit Agreement from $200 million to $250 million, remove Opportunity Funding SPE VII, LLC, a Delaware limited liability company and indirect wholly owned subsidiary of OppFi-LLC, as a borrower and remove the concept of pledging OppFi Card receivables under the A&R Credit Agreement, including removing OppWin Card, LLC as a seller. The $250 million of availability under the A&R Credit Agreement is comprised of $125 million under the existing Tranche B and $125 million under a new Tranche C. In addition, OF V Borrower may request, at any time during the Tranche C commitment period, one (1) increase in the Tranche C committed amount in an amount equal to $25 million, resulting in an aggregate Tranche C commitment equal to $150 million. Loans under Tranche C bear interest at the Term Secured Overnight Financing Rate plus 7.5% with a commitment period until July 19, 2026 and a maturity date of July 19, 2027. A portion of the proceeds of the A&R Credit Agreement were used to repay in full the outstanding Tranche A loans under the Prior Credit Agreement.

Interest expense related to this facility was $4.7 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively, and $13.6 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively. Additionally, the Company previously capitalized $4.1 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the remaining balance of unamortized debt issuance costs associated with this facility was $2.2 million and $1.3 million, respectively.

Revolving line of credit - Opportunity Funding SPE VI, LLC

This facility was paid in full in June 2022. There were no interest expense associated with this facility for the three and nine months ended September 30, 2023. Interest expense related to this facility was $1.6 million for the nine months ended September 30, 2022. Additionally, the Company previously capitalized $0.9 million in debt issuance costs in connection with this facility. There were no amortized debt issuance costs associated with this facility for the three and nine months ended September 30, 2023. Amortized debt issuance costs associated with this facility were $0.1 million for the nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, there was no unamortized debt issuance costs associated with this facility.

Revolving line of credit - Opportunity Funding SPE IV, LLC and SalaryTap Funding SPE, LLC

On February 15, 2023, the Company terminated the revolving line of credit agreement upon the end of the revolving commitment period.

There was no interest expense related to this facility for the three months ended September 30, 2023. Interest expense related to this facility was $0.1 million for the three months ended September 30, 2022. Interest expense related to this facility was $6 thousand and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. Additionally, the Company previously capitalized $1.1 million in debt issuance costs in connection with this facility. There were $9 thousand and $0.1 million amortized debt issuance costs associated with this facility for three months ended September 30, 2023 and 2022, respectively. Amortized debt issuance costs associated with this facility were $0.2 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was no unamortized debt issuance costs

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

associated with this facility. As of December 31, 2022, unamortized debt issuance costs associated with this facility were $0.2 million.

Revolving line of credit - Opportunity Funding SPE IX, LLC

Interest expense related to this facility was $3.1 million and $8.9 million for the three and nine months ended September 30, 2023, respectively. Additionally, the Company previously capitalized $2.5 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023 and December 31, 2022, the remaining balance of unamortized debt issuance costs associated with this facility was $1.8 million and $2.2 million, respectively.

Revolving line of credit - Gray Rock SPV LLC

Interest expense related to this facility was $1.7 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $4.4 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. Additionally, the Company previously capitalized $0.5 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $39 thousand and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the remaining balance of unamortized debt issuance costs associated with this facility was $0.2 million and $0.4 million, respectively.

Term loan, net

As of September 30, 2023 and December 31, 2022, the outstanding balance of $50.0 million was net of unamortized debt issuance costs of $0.7 million and $1.0 million, respectively.

On June 30, 2023, LIBOR was phased out. As such, the senior secured multi-draw term loan agreement is subject to the synthetic LIBOR rates until the senior secured multi-draw term loan agreement is amended.

Interest expense related to this facility was $2.0 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, and $5.7 million and $4.6 million for the nine months ended September 30, 2023 and 2022, respectively. Additionally, the Company previously capitalized $2.4 million in debt issuance costs in connection with this facility. Amortized debt issuance costs associated with this facility were $0.2 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.4 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Notes payable: In August 2023, OppFi entered into a financing agreement for the financing of new insurance premiums totaling $2.4 million payable in ten monthly installments of $0.2 million through June 15, 2024.

Interest expense related to these notes payable was $26 thousand and $2 thousand for the three months ended September 30, 2023 and 2022, respectively, and $77 thousand and $4 thousand for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, required payments for all borrowings, excluding revolving lines of credit, for each of the next five years are as follows (in thousands):

Year	Amount
Remainder of 2023	$724
2024	1,449
2025	50,000
2026	—
2027	—
2028	—
Total	$52,173

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Warrant Liabilities

As of September 30, 2023 and December 31, 2022, there were 11,887,500 Public Warrants and 3,451,937 Private Placement Warrants outstanding. As of September 30, 2023 and December 31, 2022, the Company recorded warrant liabilities of $1.1 million and $1.9 million, respectively, in the consolidated balance sheets. The change in fair value of the Public Warrants and Private Placement Warrants was decreased by $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2023 and was decreased by $0.6 million and $0.2 million, respectively, for the nine months ended September 30, 2023. The change in fair value of the Public Warrants and Private Placement Warrants was decreased by $0.9 million and $0.4 million, respectively, for the three months ended September 30, 2022 and was decreased by $5.2 million and $1.8 million, respectively, for the nine months ended September 30, 2022.

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

There were no repurchase activities during the three and nine months ended September 30, 2023. During the three months ended September 30, 2022, OppFi repurchased 88,262 shares of Class A Common Stock, which were held as treasury stock as of September 30, 2022, at an average purchase price of $3.46 per share for an aggregate purchase price of $0.3 million. During the nine months ended September 30, 2022, OppFi repurchased 703,914 shares of Class A Common Stock, which were held as treasury stock as of September 30, 2022, at an average purchase price of $3.47 per share for an aggregate purchase price of $2.5 million. As of September 30, 2023, $17.5 million of the repurchase authorization under the Repurchase Program remained available.

Note 10.    Stock-Based Compensation

On July 20, 2021, OppFi established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of September 30, 2023, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan (including from outstanding awards) was 17,257,521 shares. As of September 30, 2023, OppFi had only granted awards in the form of options, restricted stock units (“RSU”), and performance stock units (“PSU”).

Stock options: A summary of the Company’s stock option activity for the nine months ended September 30, 2023 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,978,972	$12.99	8.7	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(89,218)	4.03	—	—
Outstanding as of September 30, 2023	1,889,754	$13.41	7.8	$—
Exercisable as of September 30, 2023	1,373,245	$14.18	7.8	$—

The Company recognized stock-based compensation expense related to stock options of $0.2 million and negative stock-based compensation expense related to stock options of $0.1 million due to forfeitures for the three months ended September 30, 2023

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

and 2022, respectively. The Company recognized stock-based compensation expense related to stock options of $0.5 million and negative stock-based compensation expense related to stock options of $0.1 million due to forfeitures for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had unrecognized stock-based compensation related to stock options of $1.1 million and $1.7 million, respectively, that is expected to be recognized over an estimated weighted average period of approximately 2.0 years and 2.8 years, respectively.

Restricted stock units: A summary of the Company’s RSU activity for the nine months ended September 30, 2023 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2022	2,174,842	$4.23
Granted	665,393	2.32
Vested	(809,561)	3.94
Forfeited	(248,754)	3.92
Unvested as of September 30, 2023	1,781,920	$3.55

The Company recognized stock-based compensation related to RSUs of $0.9 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $2.5 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, total unrecognized compensation expense related to RSUs was $5.9 million and $8.1 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.5 years and 2.9 years, respectively.

Performance stock units: A summary of the Company’s PSU activity for the nine months ended September 30, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2022	329,738	$3.46
Granted	—	—
Vested	(59,876)	3.63
Performance adjustment (1)	(129,026)	3.34
Forfeited	—	—
Unvested as of September 30, 2023	140,836	$3.42

(1) This represents adjustments made to PSUs reflecting changes in estimates based upon our current performance against predefined financial targets.

The Company recognized stock-based compensation related to PSUs of $0.1 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.1 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, total unrecognized compensation expense related to PSUs was $0.2 million and $0.7 million, respectively, which will be recognized over a weighted average vesting period of approximately 2.5 years and 3.4 years, respectively.

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

As of September 30, 2023, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP (including from outstanding awards) was 1,483,919. The maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP shall be cumulatively increased on each January 1, through and including January 1, 2030, by a number of shares equal to the smallest of (a) one percent of the number of shares of Class A Common Stock issued and outstanding on the immediately preceding December 31, (b) 2,400,000 shares, or (c) an amount determined by the Board.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2023, there were 234,249 shares of Class A Common Stock purchased under the ESPP. As of December 31, 2022, there were 44,627 shares of Class A Common Stock purchased under the ESPP.

As of September 30, 2023 and December 31, 2022, ESPP employee payroll contributions accrued of $0.1 million and $0.2 million, respectively, are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of September 30, 2023 will be used to purchase shares at the end of the ESPP offering period ended December 31, 2023. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.
The Company recognized ESPP compensation expense of $23 thousand and $30 thousand for the three months ended September 30, 2023 and 2022, respectively, and $68 thousand and $63 thousand for the nine months ended September 30, 2023 and 2022, respectively.

Note 11. Income Taxes

For the three months ended September 30, 2023, OppFi recorded an income tax expense of $0.5 million and reported consolidated income before income taxes of $16.0 million, resulting in a 2.8% effective income tax rate. For the three months ended September 30, 2022, OppFi recorded an income tax expense of $1.0 million and reported consolidated income before income taxes of $0.4 million, resulting in a 286% effective income tax rate. For the nine months ended September 30, 2023, OppFi recorded an income tax expense of $1.3 million and reported consolidated income before income taxes of $38.8 million, resulting in a 3.3% effective income tax rate. For the nine months ended September 30, 2022, OppFi recorded an income tax expense of $1.8 million and reported consolidated income before income taxes of $10.3 million, resulting in a 17.1% effective income tax rate.

OppFi’s effective income tax rates for the three and nine months ended September 30, 2023 and 2022, differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, warrant liability, and discrete tax items. The warrant liability is recorded by OppFi and is a fair market value adjustment of the warrant liability and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate. For the three months ended September 30, 2023, there was one discrete item recorded, which consisted of a $45 thousand benefit related to stock compensation, which in total decreased the effective tax rate by 0.3%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended September 30, 2023 would have been 3.1%. For the three months ended September 30, 2022, Gray Rock SPV LLC’s income was included in the noncontrolling interest adjustment, because its activity was included in income before income taxes, but excluded from taxation at the Company as Gray Rock SPV LLC is not owned by the Company or OppFi-LLC. For the nine months ended September 30, 2023, there were three discrete items recorded, which consist of a $7 thousand adjustment related to a prior period state tax adjustment during the three months ended March 31, 2023, and a $48 thousand benefit related to stock compensation, which in total decreased the effective tax rate by 0.1%. Excluding the aforementioned discrete item, the effective tax rates for the nine months ended September 30, 2023 would have been 3.4%. For the nine months ended September 30, 2022, there were two discrete items recorded, which consist of a $0.5 million adjustment related to a prior period stock compensation during the three months ended March 31, 2022 and a $0.1 million adjustment related to the vesting of RSUs and the calculated tax shortfall during the three months ended September 30, 2022.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of September 30, 2023, OppFi owned 15.7% of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

As of September 30, 2023 and December 31, 2022, OppFi recorded an unrecognized tax benefit of $45 thousand and $20 thousand, respectively, related to research and development credits allocated from OppFi-LLC. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 12. Interest Expense and Amortized Debt Issuance Costs

The following table summarizes interest expense and amortized debt issuance costs for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$11,483	$8,513	$32,807	$22,795
Amortized debt issuance costs	594	582	1,872	1,626
Interest expense and amortized debt issuance costs	$12,077	$9,095	$34,679	$24,421
Note 13. Fair Value Measurements

Fair value on a nonrecurring basis: The Company has no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements
	September 30, 2023	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$450,059	$—	$—	$450,059

Financial liabilities:
Warrant liability - Public Warrants (2)	594	594	—	—
Warrant liability - Private Placement Warrants (3)	456	—	—	456

		Fair Value Measurements
	December 31, 2022	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$441,496	$—	$—	$441,496

Financial liabilities:
Warrant liability - Public Warrants (2)	1,189	1,189	—	—
Warrant liability - Private Placement Warrants (3)	699	—	—	699

During the three and nine months ended September 30, 2023 and 2022, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about the significant unobservable inputs used for the Company’s installment finance receivables fair value measurements as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Interest rate on finance receivables	155.39%	152.39%
Discount rate	26.29%	25.89%
Servicing cost*	3.21%	5.01%
Remaining life	0.62 years	0.59 years
Default rate*	24.40%	20.27%
Accrued interest*	3.94%	3.93%
Prepayment rate*	21.09%	21.33%

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

The following table presents the significant assumptions used in the simulation at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	4.79%	4.55%	4.11%	3.88%
Expected term (years)	2.8 years	7.8 years	3.5 years	8.5 years
Expected volatility	45.00%	45.00%	53.90%	53.90%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$0.05	$0.36	$0.11	$0.46

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2022	$279	$420	$699
Change in fair value	(25)	(9)	(34)
Fair value as of March 31, 2023	254	411	665
Change in fair value	(76)	(37)	(113)
Fair value as of June 30, 2023	178	374	552
Change in fair value	(51)	(45)	(96)
Fair value as of September 30, 2023	$127	$329	$456

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements
	September 30, 2023	Level 1	Level 2	Level 3
Assets:
Cash	$31,125	$31,125	$—	$—
Restricted cash	34,902	34,902	—	—
Accrued interest and fees receivable	16,406	16,406	—	—
Finance receivables at amortized cost, net	209	—	—	209
Settlement receivable	2,902	2,902	—	—

Liabilities:
Senior debt, net	342,172	—	—	342,172
Notes payable	2,173	—	—	2,173

		Fair Value Measurements
	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash	$16,239	$16,239	$—	$—
Restricted cash	33,431	33,431	—	—
Accrued interest and fees receivable	15,800	15,800	—	—
Finance receivables at amortized cost, net	643	—	—	643
Settlement receivable	2,000	2,000	—	—
Assets held for sale	550	—	—	550

Liabilities:
Secured borrowing payable	756	—	—	756
Senior debt, net	344,688	—	—	344,688
Notes payable	1,616	—	—	1,616

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

On March 7, 2022, the Company filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division (“Court”). The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. On April 8, 2022, the Defendant filed a cross-complaint against the Company attempting to enforce the CFL against the Company and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against the Company. On October 17, 2022, the Company filed a cross-complaint against the Defendant seeking declaratory relief for issuing an underground regulation to determine the “true lender” under the CFL without complying with California’s Administrative Procedures Act. On January 30, 2023, the Commissioner filed a motion for a preliminary injunction seeking to enjoin the Company from providing services to FinWise in connection with loans made to California consumers to the extent that such loans are in excess of California’s interest rate caps. On September 26, 2023, the Court sustained the Commissioner’s demurrer to the Company’s cross-complaint with leave to amend. On October 26, 2023, the Company filed its amended cross-complaint. On October 30, 2023, the Commissioner’s motion for preliminary injunction was denied. The Company intends to continue to aggressively prosecute the claims set forth in the Complaint and vigorously defend itself and its position as the matter proceeds through the court process. The Company believes that the Defendant’s position is without merit as explained in the Company’s initial Complaint.

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

Related party transactions: In connection with the Business Combination, OppFi entered into the Tax Receivable Agreement with the Members and the Members’ Representative (the “Tax Receivable Agreement”). The Tax Receivable Agreement provides for payment to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash.

Note 15.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of September 30, 2023, consumers living primarily in Texas, Florida and Virginia made up approximately 16%, 13% and 11%, respectively, of the Company’s portfolio of finance receivables. As of September 30, 2023, there were no other states that made up more than 10% or more of the Company’s portfolio of finance receivables. As of December 31, 2022, consumers living primarily in Texas, Florida and Virginia made up approximately 14%, 13%, and 11%, respectively, of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 16. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $0.4 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.2 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 17.     Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to OppFi Inc.	$2,169	$(571)	$4,562	$3,963
Net income (loss) available to Class A common stockholders - Basic	2,169	(571)	4,562	3,963
Net income attributable to noncontrolling interest	35	—	68	4,576
Income tax expense	(8)	—	(16)	(1,105)
Net income (loss) available to Class A common stockholders - Diluted	$2,196	$(571)	$4,614	$7,434
Denominator:
Weighted average Class A common stock outstanding - Basic	16,772,275	13,972,971	15,820,262	13,694,733
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	235,514	—	198,698	123,722
Performance stock units	49,989	—	27,871	11,986
Warrants	—	—	—	—
Employee stock purchase plan	—	—	—	—
Retained OppFi Units, excluding Earnout Units	—	—	—	70,446,836
Dilutive potential common shares	285,503	—	226,569	70,582,544
Weighted average units outstanding - diluted	17,057,778	13,972,971	16,046,831	84,277,277
Earnings (loss) per share:
Basic	$0.13	$(0.04)	$0.29	$0.29
Diluted	$0.13	$(0.04)	$0.29	$0.09

The following table presents securities that have been excluded from the calculation of diluted earnings (loss) per share as their effect would have been anti-dilutive for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Public Warrants	11,887,500	11,887,500	11,887,500	11,887,500
Private Unit Warrants	231,250	231,250	231,250	231,250
$11.50 Exercise Price Warrants	2,248,750	2,248,750	2,248,750	2,248,750
$15 Exercise Price Warrants	912,500	912,500	912,500	912,500
Underwriter Warrants	59,437	59,437	59,437	59,437
Stock Options	1,889,754	1,978,972	1,949,233	2,178,347
Restricted stock units	1,874,078	2,545,635	2,071,183	1,718,129
Performance stock units	143,897	448,720	201,845	217,730
Noncontrolling interest - Earnout Units	25,500,000	25,500,000	25,500,000	25,500,000
Noncontrolling interest - OppFi Units	68,230,327	69,659,100	68,779,582	—
Potential common stock	112,977,493	115,471,864	113,841,280	44,953,643

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 18.    Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and has not identified any subsequent events that required disclosure.

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
OVERVIEW

OppFi is a tech-enabled, mission-driven specialty fintech platform that broadens the reach of community banks to extend credit access to everyday Americans. The Company’s platform powers banks to offer accessible lending products through its proprietary technology and top-rated customer experience. OppFi’s primary mission is to facilitate financial inclusion and credit access to the 60 million everyday Americans who lack access to traditional credit with digital specialty finance products and an unwavering commitment to its customers.

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

OppFi’s primary products are offered by its OppLoans lending platform. Customers on this platform are U.S. consumers, who are employed, have bank accounts, and generally earn median wages. The average installment loan facilitated by OppFi is approximately $1,500, payable in installments and with an average contractual term of 11 months. Neither SalaryTap nor OppFi Card contributed meaningfully to OppFi’s results during the three and nine months ended September 30, 2023.

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

Following the Closing, OppFi is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of September 30, 2023 and December 31, 2022, OppFi owned approximately 15.7% and 13.5% of the OppFi Units and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. Each Retained OppFi Unit held by the Members may be exchanged, subject to certain conditions, for either one share of Class A Common Stock or, at the election of OppFi, in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (the “Exchange Rights”). OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC. Each share of Class V Voting Stock entitles OFS to one vote per share at any annual or special meeting of the stockholders of OppFi, voting together with the holders of Class A Common Stock as a single class, but the shares of Class V Voting Stock do not entitle OFS to any economic rights in OppFi.

HIGHLIGHTS

Our financial results as of and for the three months ended September 30, 2023 are summarized below:
•Basic and diluted earnings per share (“EPS”) of $0.13 and $0.13, respectively, for the three months ended September 30, 2023;
•Adjusted EPS(1) of $0.16 for the three months ended September 30, 2023;
•Net originations increased 8% to $195.7 million from $181.8 million for the three months ended September 30, 2023 and 2022, respectively;
•Ending receivables increased 3.3% to $415.9 million from $402.6 million as of September 30, 2023 and 2022, respectively;
•Total revenue increased 7% to $133.2 million from $124.2 million for the three months ended September 30, 2023 and 2022, respectively;
•Net income of $15.5 million for the three months ended September 30, 2023 increased by $16.2 million when compared to net loss of $0.7 million for the three months ended September 30, 2022; and
•Adjusted net income(1) of $13.8 million for the three months ended September 30, 2023 increased by $13.0 million when compared to adjusted net income of $0.8 million for the three months ended September 30, 2022.

(1) Adjusted EPS and Adjusted Net Income are non-Generally Accepted Accounting Principles (“GAAP”) financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see“Non-GAAP Financial Measures” below.
KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the three and nine months ended September 30, 2023 and 2022.

Beginning with the quarter ended June 30, 2023, for all periods presented, the Company updated its key performance metrics to reflect the Company’s decision to wind down its SalaryTap and OppFi Card businesses. The key performance metrics presented are for the OppLoans product only and exclude the SalaryTap and OppFi Card products. Prior period metrics currently presented may differ slightly than previously reported due to the exclusion of SalaryTap and OppFi Card.

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

The following tables present total net originations (defined as gross originations net of transferred balance on refinanced loans), percentage of net originations by bank partners, and percentage of net originations by new loans for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Total net originations	$195,671	$181,821	$13,850	7.6%
Percentage of net originations by bank partners	97.9%	94.2%	N/A	3.9%
Percentage of net originations by new loans	44.0%	49.9%	N/A	(11.8)%

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Total net originations	$555,907	$567,067	$(11,160)	(2.0)%
Percentage of net originations by bank partners	96.9%	94.6%	N/A	2.4%
Percentage of net originations by new loans	43.9%	52.8%	N/A	(16.9)%

Net originations increased to $195.7 million and decreased to $555.9 million for the three and nine months ended September 30, 2023, respectively, from $181.8 million and $567.1 million for the three and nine months ended September 30, 2022, respectively. The 7.6% increase for the three months ended September 30, 2023 was a result of increased demand within the tighter credit standards that were enacted during the second half of 2022. Despite greater application volume, the 2.0% decrease for the nine months ended September 30, 2023 was driven by relatively tighter credit standards with the qualified rate (defined as qualified applications over total applications) dropping year over year.

Our origination mix continues to shift towards a servicing / facilitation model for bank partners from a direct origination model. Total net originations by our bank partners increased to 97.9% and 96.9% for the three and nine months ended September 30, 2023, respectively, from 94.2% and 94.6% for the three and nine months ended September 30, 2022, respectively.

Total net originations of new loans as a percentage of total loans decreased to 44.0% and 43.9% for the three and nine months ended September 30, 2023, respectively, from 49.9% and 52.8% for the three and nine months ended September 30, 2022, respectively. The decrease is mainly a result of a lower qualified rate to ensure that new loans originated are of a higher credit quality than previous periods.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of September 30, 2023 and 2022 (in thousands):

	September 30,		Change
	2023	2022	$	%
Ending receivables	$415,933	$402,571	$13,362	3.3%

Ending receivables increased to $415.9 million as of September 30, 2023, from $402.6 million as of September 30, 2022. The 3.3% increase was primarily driven by originations growth and a healthier portfolio leading to less charge-offs year over year.

Average Yield

Average yield represents annualized interest income from the period as a percent of average receivables. Receivables are defined as the unpaid principal balances of loans. The following tables present average yield for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022	%
Average yield	128.5%	120.3%	6.8%

	Nine Months Ended September 30,		Change
	2023	2022	%
Average yield	127.3%	120.1%	6.0%

Average yield increased to 128.5% and 127.3% for the three and nine months ended September 30, 2023, respectively, from 120.3% and 120.1% for the three and nine months ended September 30, 2022, respectively. The 6.8% and 6.0% increases were driven by a decrease in delinquent loans in the portfolio that were not accruing interest and a decrease in enrollment in our hardship and assistance programs, which provide payment relief due to natural disasters, loss of income, increase in expenses, or other unpredictable events such as COVID-19, as well as a relative shift away from states with lower interest rates.

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

The following tables present net charge-offs as a percentage of average receivables annualized for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022	%
Net charge-offs as % of average receivables	54.5%	65.9%	(17.3)%

	Nine Months Ended September 30,		Change
	2023	2022	%
Net charge-offs as % of average receivables	54.1%	58.6%	(7.7)%

Net charge-offs as a percentage of average receivables decreased to 54.5% and 54.1% for the three and nine months ended September 30, 2023, respectively, from 65.9% and 58.6% for the three and nine months ended September 30, 2022, respectively. The decrease in net charge-offs as a percentage of average receivables for the three and nine months ended September 30, 2023 is a combination of the lower quality loans originated prior to credit adjustments midway through 2022 having mostly charged off by the start of the period and higher quality loans being originated following the credit adjustments.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan advocate or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022	%
Auto-approval rate	72.5%	68.3%	6.0%

	Nine Months Ended September 30,		Change
	2023	2022	%
Auto-approval rate	71.5%	64.3%	11.3%

Auto-approval rate increased to 72.5% and 71.5% for the three and nine months ended September 30, 2023, respectively, from 68.3% and 64.3% for the three and nine months ended September 30, 2022, respectively. The increase in auto-approval rate for the three and nine months ended September 30, 2023 was driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2023 and 2022

The following table presents our consolidated results of operations for the three months ended September 30, 2023 and 2022 (in thousands, except number of shares and per share data).

(in thousands, except share and per share data)	Three Months Ended September 30,		Change
(Unaudited)	2023	2022	$	%
Interest and loan related income	$132,090	$123,605	$8,485	6.9%
Other revenue	1,075	639	436	68.2%
Total revenue	133,165	124,244	8,921	7.2%
Change in fair value of finance receivables	(57,302)	(70,601)	13,299	(18.8)%
Provision for credit losses on finance receivables	(195)	(1,017)	822	(80.8)%
Net revenue	75,668	52,626	23,042	43.8%
Expenses:
Sales and marketing	12,814	11,674	1,140	9.8%
Customer operations	10,543	10,591	(48)	(0.5)%
Technology, products, and analytics	9,732	8,325	1,407	16.9%
General, administrative, and other	14,921	13,910	1,011	7.3%
Total expenses before interest expense	48,010	44,500	3,510	7.9%
Interest expense	12,077	9,095	2,982	32.8%
Total expenses	60,087	53,595	6,492	12.1%
Income (loss) from operations	15,581	(969)	16,550	1707.9%
Change in fair value of warrant liability	334	1,323	(989)	(74.8)%
Other income	80	—	80	—%
Income before income taxes	15,995	354	15,641	4418.4%
Income tax expense	463	1,015	(552)	(54.4)%
Net income (loss)	15,532	(661)	16,193	2449.8%
Less: net income (loss) attributable to noncontrolling interest	13,363	(90)	13,453	14947.8%
Net income (loss) attributable to OppFi Inc.	$2,169	$(571)	$2,740	479.9%

Earnings (loss) per share attributable to OppFi Inc.:
Earnings (loss) per common share:
Basic	$0.13	$(0.04)
Diluted	$0.13	$(0.04)
Weighted average common shares outstanding:
Basic	16,772,275	13,972,971
Diluted	17,057,778	13,972,971

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based on the interest method. We also earn revenue from referral fees related primarily to our turn-up program, which represented 0.4% of total revenue for the three months ended September 30, 2023.

Total revenue increased by $8.9 million, or 7.2%, to $133.2 million for the three months ended September 30, 2023, from $124.2 million for the three months ended September 30, 2022. The increase was due to higher average receivables balances throughout the quarter as well as stronger payment activity driving a higher yield on the balances.

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

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $57.3 million for the three months ended September 30, 2023, which was comprised of $56.3 million of net charge-offs and a fair market value adjustment of $1.0 million, down from $70.6 million for the three months ended September 30, 2022, which was comprised of $67.7 million of net charge-offs and a fair market value adjustment of $2.9 million. The fair value adjustment for the three months ended September 30, 2023 had a negative impact due to the decrease in the fair value mark outweighing the effect of the increase in receivables over the period.

Total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in allowance for credit losses for our SalaryTap and OppFi Card products. Total provision decreased by $0.8 million to $0.2 million for the three months ended September 30, 2023, from $1.0 million for the three months ended September 30, 2022. The decrease is largely attributed to the change in total provision related to the OppFi Card product, primarily driven by a decrease in the reserve for credit losses.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and total provision costs. Total net revenue increased by $23.0 million, or 43.8%, to $75.7 million for the three months ended September 30, 2023, from $52.6 million for the three months ended September 30, 2022. This increase was due to higher total revenues and lower change in fair value and total provision.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses increased by $6.5 million, or 12.1%, to $60.1 million for the three months ended September 30, 2023, from $53.6 million for the three months ended September 30, 2022. The increase in expenses was primarily driven by elevated interest expense as a result of a higher interest rate environment, elevated direct marketing spend resulting from higher total originations, and higher professional fees related to accounting, legal, and staffing matters. The increase was partially offset by expense reductions resulting from measures taken to increase customer center efficiency. Expenses as a percent of total revenue increased from 43.1% to 45.1% for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Income (loss) from Operations

Income from operations is the difference between net revenue and expenses. Income from operations increased by $16.6 million to $15.6 million for the three months ended September 30, 2023 from loss from operations of $1.0 million for the three months ended September 30, 2022. This increase was driven primarily by improved credit performance resulting in higher revenue and lower net charge-offs for the three months ended September 30, 2023, partially offset by an increase in expenses.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability totaled $0.3 million for the three months ended September 30, 2023 and $1.3 million for the three months ended September 30, 2022. This warrant liability arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Other Income

Other income totaled $0.1 million for the three months ended September 30, 2023 and $0.0 million for the three months ended September 30, 2022. Other income includes $0.1 million in income related to the Company subleasing one floor of its office space.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liability, and other income. Income before income taxes increased by $15.6 million to $16.0 million for the three months ended September 30, 2023 from $0.4 million for the three months ended September 30, 2022.

Income Tax Expense

OppFi Inc. recorded a provision for income taxes of $0.5 million for the three months ended September 30, 2023 and $1.0 million for the three months ended September 30, 2022.

Net Income (loss)

Net income increased by $16.2 million to $15.5 million for the three months ended September 30, 2023 from net loss of $0.7 million for the three months ended September 30, 2022.

Net Income (loss) Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $2.2 million for the three months ended September 30, 2023, compared to net loss attributable to OppFi Inc. of $0.6 million for the three months ended September 30, 2022. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. for the three months ended September 30, 2023. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company and the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, as well as the Company’s approximate percentage interest in the non-controlling interest. The underlying income or expense components that are attributable to OppFi Inc. for the three months ended September 30, 2023 are gain on change in fair value of warrant liabilities of $0.3 million, offset by tax expense of $0.4 million and general and administrative expense and board fees of $0.1 million, for total loss attributable to OppFi Inc. of $0.2 million. The income also includes OppFi Inc.'s percentage interest in the income attributable to non-controlling interest of $2.4 million, for total net income attributable to OppFi Inc. of $2.2 million. For the three months ended September 30, 2022, the underlying income or expense components that are attributable to OppFi Inc. are gain on change in fair value of warrant liabilities of $1.3 million, offset by tax expense of $1.4 million, payroll and stock compensation expense of $0.2 million, general and administrative expense of $0.2 million, and board fees of $0.1 million, for total loss attributable to OppFi Inc. of $0.5 million. The loss also includes OppFi Inc.'s percentage interest in the loss attributable to non-controlling interest of $0.1 million, for total net loss attributable to OppFi Inc. of $0.6 million.

Diluted Earnings per Share

The Company’s outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share as the inclusion of these shares would have had an antidilutive effect under the if-converted method for the three months ended September 30, 2023 and 2022. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period.

Comparison of the nine months ended September 30, 2023 and 2022

The following table presents our consolidated results of operations for the nine months ended September 30, 2023 and 2022 (in thousands, except number of shares and per share data).

(in thousands, except share and per share data)	Nine Months Ended September 30,		Change
(Unaudited)	2023	2022	$	%
Interest and loan related income	$373,615	$331,814	$41,801	12.6%
Other revenue	2,410	1,015	1,395	137.4%
Total revenue	376,025	332,829	43,196	13.0%
Change in fair value of finance receivables	(164,463)	(162,280)	(2,183)	1.3%
Provision for credit losses on finance receivables	(4,131)	(2,043)	(2,088)	102.2%
Net revenue	207,431	168,506	38,925	23.1%
Expenses:
Sales and marketing	34,975	43,067	(8,092)	(18.8)%
Customer operations	31,249	31,933	(684)	(2.1)%
Technology, products, and analytics	29,465	24,848	4,617	18.6%
General, administrative, and other	39,418	40,965	(1,547)	(3.8)%
Total expenses before interest expense	135,107	140,813	(5,706)	(4.1)%
Interest expense	34,679	24,421	10,258	42.0%
Total expenses	169,786	165,234	4,552	2.8%
Income from operations	37,645	3,272	34,373	1050.5%
Change in fair value of warrant liability	838	7,024	(6,186)	(88.1)%
Other income	352	—	352	—%
Income before income taxes	38,835	10,296	28,539	277.2%
Provision for income taxes	1,297	1,757	(460)	(26.2)%
Net income	37,538	8,539	28,999	339.6%
Less: net income attributable to noncontrolling interest	32,976	4,576	28,400	620.6%
Net income attributable to OppFi Inc.	$4,562	$3,963	$599	15.1%

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.29	$0.29
Diluted	$0.29	$0.09
Weighted average common shares outstanding:
Basic	15,820,262	13,694,733
Diluted	16,046,831	84,277,277

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based only on the interest method. We also earn revenue from referral fees related primarily to our turn-up program, which represented 0.3 % of total revenue for the nine months ended September 30, 2023.

Total revenue increased by $43.2 million, or 13.0%, to $376.0 million for the nine months ended September 30, 2023 from $332.8 million for the nine months ended September 30, 2022. The increase was due to higher average receivables balances throughout the period as well as stronger payment activity driving a higher yield on the balances.

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

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $164.5 million for the nine months ended September 30, 2023, which was comprised of $159.3 million of net charge-offs and a fair market value adjustment of $5.2 million, up from $162.3 million for the nine months ended September 30, 2022, which was comprised of $161.5 million of net charge-offs and a fair market value adjustment of $0.8 million. The fair value adjustment for the nine months ended September 30, 2023 had a negative impact due to the decrease in the fair value mark outweighing the effect of the increase in receivables over the period.

For the nine months ended September 30, 2023, total provision consists of gross charge-offs incurred in the period, net of recoveries, plus the change in the allowance for credit losses for our SalaryTap and OppFi Card products. Total provision increased by $2.1 million to $4.1 million for the nine months ended September 30, 2023, from $2.0 million for the nine months ended September 30, 2022, mainly driven by the increase in OppFi Card’s total provision. In May 2023, the Company made the decision to wind down the OppFi Card business; accordingly, the Company discontinued its marketing of the OppFi Card finance receivables for sale. As a result, the OppFi Card finance receivables no longer met the held for sale criteria and have been reclassified from held for sale to held for investment at amortized cost.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and total provision costs. Total net revenue increased by $38.9 million, or 23.1%, to $207.4 million for the nine months ended September 30, 2023 from $168.5 million for the nine months ended September 30, 2022. This increase was due to higher total revenue outweighing higher change in fair value and total provision.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses increased by $4.6 million, or 2.8%, to $169.8 million for the nine months ended September 30, 2023, from $165.2 million for the nine months ended September 30, 2022. The increase in expenses was primarily driven by elevated interest expense as a result of a rising interest rate environment as well as higher professional fees related to accounting, legal, and staffing matters. The increase was partially offset by a decrease in direct marketing spend resulting from lower total originations as well as a relative shift in originations towards lower-cost refinance loans in addition to a one-time gain from the reclassification of OppFi Card assets from held for sale to held for investment at amortized cost. Despite the overall increase in expenses, expenses as a percent of revenue decreased year over year from 49.6% to 45.2% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Income from Operations

Income from operations is the difference between net revenue and expenses. Total income from operations increased by $34.4 million to $37.6 million for the nine months ended September 30, 2023 from $3.3 million for the nine months ended September 30, 2022. This increase was primarily driven by higher revenue earned from a better yielding portfolio for the nine months ended September 30, 2023, partially offset by an increase in expenses.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability totaled $0.8 million for the nine months ended September 30, 2023 and $7.0 million for the nine months ended September 30, 2022. This warrant liability arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Other Income

Other income totaled $0.4 million for the nine months ended September 30, 2023 and $0.0 million for the nine months ended September 30, 2022. Other income includes $0.2 million in income related to the Company subleasing one floor of its office space and $0.1 million from the gain on partial loan forgiveness of the secured borrowing payable.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liability, and other income. Income before income taxes increased by $28.5 million, or 277.2%, to $38.8 million for the nine months ended September 30, 2023, from $10.3 million for the nine months ended September 30, 2022.

Income Tax Expense

OppFi Inc. recorded a provision for income taxes of $1.3 million for the nine months ended September 30, 2023 and $1.8 million for the nine months ended September 30, 2022.

Net Income

Net income increased by $29.0 million, or 339.6%, to $37.5 million for the nine months ended September 30, 2023 from $8.5 million for the nine months ended September 30, 2022.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $4.6 million for the nine months ended September 30, 2023, compared to $4.0 million for the nine months ended September 30, 2022. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. for the nine months ended September 30, 2023. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company and the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, as well as the Company’s approximate percentage interest in the non-controlling interest. The underlying income or expense components that are attributable to OppFi Inc. for the nine months ended September 30, 2023 are gain on change in fair value of warrant liabilities of $0.8 million, offset by tax expense of $1.2 million, general and administrative expense of $0.3 million and board fees of $0.3 million, for total loss attributable to OppFi Inc. of $1.0 million. The income also includes OppFi Inc.’s percentage interest in the income attributable to non-controlling interest of $5.6 million, for total net income attributable to OppFi Inc. of $4.6 million. The underlying income or expense components that are attributable to OppFi Inc. for the nine months ended September 30, 2022 are gain on change in fair value of warrant liabilities of $7.0 million, partially offset by tax expense of $2.3 million, payroll and stock compensation expense of $0.6 million, general and administrative expense of $0.5 million and board fees of $0.3 million, for total income attributable to OppFi Inc. of $3.3 million. The income also includes OppFi Inc.’s percentage interest in the income attributable to non-controlling interest of $0.6 million, for total net income attributable to OppFi Inc. of $4.0 million.

Diluted Earnings per Share

For the nine months ended September 30, 2023, the Company’s outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share as the inclusion of these shares would have had an antidilutive effect under the if-converted method. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period. For the nine months ended September 30, 2022, the Company’s outstanding shares of Class V Voting Stock were included in computing the diluted earnings per share as the inclusion of these shares had a dilutive effect under the if-converted method.

CONDENSED BALANCE SHEETS

Comparison as of September 30, 2023 and December 31, 2022

The following table presents our condensed balance sheet as of September 30, 2023 and December 31, 2022 (in thousands):

	(Unaudited)		Change
	September 30, 2023	December 31, 2022	$	%
Assets
Cash and restricted cash	$66,027	$49,670	$16,357	32.9%
Finance receivables at fair value	466,465	457,296	9,169	2.0%
Finance receivables at amortized cost, net	209	643	(434)	(67.5)%
Other assets	67,891	72,230	(4,339)	(6.0)%
Total assets	$600,592	$579,839	$20,753	3.6%
Liabilities and stockholders’ equity
Current liabilities	$25,472	$29,558	$(4,086)	(13.8)%
Other liabilities	39,892	42,183	(2,291)	(5.4)%
Total debt	344,345	347,060	(2,715)	(0.8)%
Warrant liabilities	1,050	1,888	(838)	(44.4)%
Total liabilities	410,759	420,689	(9,930)	(2.4)%
Total stockholders’ equity	189,833	159,150	30,683	19.3%
Total liabilities and stockholders' equity	$600,592	$579,839	$20,753	3.6%

Total cash and restricted cash increased by $16.4 million as of September 30, 2023, compared to December 31, 2022, driven by an increase in received payments relative to originated loans. Finance receivables at fair value increased by $9.2 million as of September 30, 2023, compared to December 31, 2022, driven by recent strength in issuance volume and charge-offs. Finance receivables at amortized cost, net decreased by $0.4 million as of September 30, 2023 compared to December 31, 2022, due to the continued rundown of OppFi Card and SalaryTap finance receivables and increase in the allowance for credit losses. Other assets decreased by $4.3 million as of September 30, 2023 compared to December 31, 2022, mainly driven by a decrease in property, equipment, and software of $2.9 million.

Current liabilities decreased by $4.1 million as of September 30, 2023, compared to December 31, 2022, mainly driven by a decrease in accounts payable of $2.8 million and accrued expenses of $1.3 million. Other liabilities decreased by $2.3 million as of September 30, 2023, compared to December 31, 2022, due to a decrease in the operating lease liability of $1.1 million and the tax receivable agreement liability of $1.3 million. Total debt decreased by $2.7 million as of September 30, 2023, compared to December 31, 2022, primarily driven by a decrease in utilization of revolving lines of credit of $2.5 million. Total equity increased by $30.7 million as of September 30, 2023, compared to December 31, 2022, driven by net income and stock-based compensation.

NON-GAAP FINANCIAL MEASURES

Comparison of the three and nine months ended September 30, 2023 and 2022

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

Adjusted EBT, Adjusted Net Income, and Adjusted EBITDA

Adjusted EBT is a non-GAAP measure defined as our GAAP net income (loss) adjusted to eliminate the effect of certain items as shown below, including provision for income taxes, debt issuance cost amortization, other addbacks and one-time expenses and sublease income. Adjusted Net Income is a non-GAAP measure defined as our Adjusted EBT less pro forma taxes for comparison purposes. We believe that Adjusted EBT and Adjusted Net Income are important measures because they allow management, investors, and our board of directors to evaluate and compare our operating results from period-to-period by making the adjustments described below.

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

(in thousands, except share and per share data)	Three Months Ended September 30,		Variance
(Unaudited)	2023	2022	%
Net income (loss)	$15,532	$(661)	2449.8%
Provision for income taxes	463	1,015	(54.4)%
Debt issuance cost amortization	594	582	2.1%
Other addbacks and one-time expenses, net(a)	1,658	76	2081.6%
Sublease income	(80)	—	—%
Adjusted EBT	18,167	1,012	1695.2%
Less: pro forma taxes(b)	(4,391)	(244)	1699.6%
Adjusted net income	13,776	768	1693.8%
Pro forma taxes(b)	4,391	244	1699.6%
Depreciation and amortization	3,119	3,452	(9.6)%
Interest expense	11,483	8,513	34.9%
Business (non-income) taxes	242	238	1.7%
Adjusted EBITDA	$33,011	$13,215	149.8%

Adjusted EPS	$0.16	$0.01
Weighted average diluted shares outstanding	85,288,105	84,080,808

(a) For the three months ended September 30, 2023, other addbacks and one-time expenses, net of $1.7 million included a $(0.3) million addback due to the change in fair value of the warrant liabilities, $0.1 million in retention and severance expenses, $1.1 million in expenses related to stock compensation, a $0.2 million expense related to provision for credit losses on the OppFi Card finance receivables, and $0.6 million in professional fees related to corporate development. For the three months ended September 30, 2022, other addbacks and one-time expenses, net of $0.1 million included a $(1.3) million addback due to the change in fair value of the warrant liabilities, $0.6 million in recruiting, retention and severance expenses, and $0.8 million in expenses related to stock compensation.
(b) Assumes a tax rate of 24.17% for the three months ended September 30, 2023 and 24.14% for the three months ended September 30, 2022, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

(in thousands, except share and per share data)	Nine Months Ended September 30,		Variance
(Unaudited)	2023	2022	%
Net income	$37,538	$8,539	339.6%
Provision for income taxes	1,297	1,757	(26.2)%
Debt issuance cost amortization	1,872	1,626	15.1%
Other addbacks and one-time expenses, net(a)	4,981	(1,656)	400.8%
Sublease income	(239)	—	—%
Adjusted EBT	45,449	10,266	342.7%
Less: pro forma taxes(b)	(10,983)	(2,473)	344.1%
Adjusted net income	34,466	7,793	342.3%
Pro forma taxes(b)	10,983	2,473	344.1%
Depreciation and amortization	9,827	10,056	(2.3)%
Interest expense	32,807	22,795	43.9%
Business (non-income) taxes	788	826	(4.6)%
Adjusted EBITDA	$88,871	$43,943	102.2%

Adjusted EPS	$0.41	$0.09
Weighted average diluted shares outstanding	84,826,413	84,277,277

(a) For the nine months ended September 30, 2023, other addbacks and one-time expenses, net of $5.0 million included a $(0.8) million addback due to the change in fair value of the warrant liabilities, a $(0.1) million addback due to partial forgiveness of the secured borrowing payable, a $(3.0) million addback from the reclassification of OppFi Card finance receivables from assets held for sale to assets held for investment at amortized cost, a $4.0 million expense related to provision for credit losses on the OppFi Card finance receivables, $0.9 million in retention and severance expenses, $3.1 million in expenses related to stock compensation, and $1.0 million in professional fees related to corporate development. For the nine months ended September 30, 2022, other addbacks and one-time expenses, net of $(1.7) million included a $(7.0) million addback due to the change in fair value of the warrant liabilities, $2.9 million in recruiting, retention, and severance expenses, $2.4 million in expenses related to stock compensation, and $0.1 million in one-time legal expenses.

(b) Assumes a tax rate of 24.17% for the nine months ended September 30, 2023 and a 24.09% tax rate for the nine months ended September 30, 2022, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

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

	Three Months Ended September 30,
(Unaudited)	2023	2022
Weighted average Class A common stock outstanding	16,772,275	13,972,971
Weighted average Class V voting stock outstanding	93,730,327	95,397,996
Elimination of earnouts at period end	(25,500,000)	(25,500,000)
Dilutive impact of restricted stock units	235,514	192,127
Dilutive impact of performance stock units	49,989	17,714
Weighted average diluted shares outstanding	85,288,105	84,080,808

(in thousands, except share and per share data)	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(Unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		85,288,105		84,080,808
Net income (loss)	$15,532	$0.18	$(661)	$(0.01)
Provision for income taxes	463	0.01	1,015	0.01
Debt amortization	594	0.01	582	0.01
Other addbacks and one-time expenses	1,658	0.02	76	—
Sublease income	(80)	—	—	—
Adjusted EBT	18,167	0.21	1,012	0.01
Less: pro forma taxes	(4,391)	(0.05)	(244)	—
Adjusted net income	$13,776	$0.16	$768	$0.01

	Nine Months Ended September 30,
(Unaudited)	2023	2022
Weighted average Class A common stock outstanding	15,820,262	13,694,733
Weighted average Class V voting stock outstanding	94,279,582	95,946,836
Elimination of earnouts at period end	(25,500,000)	(25,500,000)
Dilutive impact of restricted stock units	198,698	123,722
Dilutive impact of performance stock units	27,871	11,986
Weighted average diluted shares outstanding	84,826,413	84,277,277

(in thousands, except share and per share data)	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
(Unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		84,826,413		84,277,277
Net income	$37,538	$0.44	$8,539	$0.10
Provision for income taxes	1,297	0.02	1,757	0.02
Debt amortization	1,872	0.02	1,626	0.02
Other addbacks and one-time expenses	4,981	0.06	(1,656)	(0.02)
Sublease income	(239)	—	—	—
Adjusted EBT	45,449	0.54	10,266	0.12
Less: pro forma taxes	(10,983)	(0.13)	(2,473)	(0.03)
Adjusted net income	$34,466	$0.41	$7,793	$0.09

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over three years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Unrestricted cash	$31,125	$16,239
Undrawn debt	$180,655	$136,800

As of September 30, 2023, we had $31.1 million in unrestricted cash, an increase of $14.9 million from December 31, 2022. As of September 30, 2023, we had an additional $180.7 million of unused debt capacity under our financing facilities for future availability, representing a 34% overall undrawn capacity, an increase from $136.8 million as of December 31, 2022. The increase in undrawn debt was driven primarily by the increase in capacity of the revolving credit agreement with affiliates of Atalaya Capital Management in July 2023. Including total financing commitments of $525.0 million and cash on the balance sheet of $66.0 million, we had approximately $591.0 million in funding capacity as of September 30, 2023.

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

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities during the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Change
(In thousands, except % change)	2023	2022	$	%
Net cash provided by operating activities	$213,588	$172,263	$41,325	24.0%
Net cash used in investing activities	(179,983)	(243,445)	63,462	(26.1)%
Net cash (used in) provided by financing activities	(17,248)	59,289	(76,537)	(129.1)%
Net increase (decrease) in cash and restricted cash	$16,357	$(11,893)	$28,250	237.5%

Operating Activities

Net cash provided by operating activities was $213.6 million for the nine months ended September 30, 2023. This was an increase of $41.3 million when compared to net cash provided by operating activities of $172.3 million for the nine months ended September 30, 2022. Cash provided by operating activities increased mainly due to higher net income and provision for credit losses on finance receivables as well as less gain from the change in fair value of warrant liabilities compared to the prior year.

Investing Activities

Net cash used in investing activities was $180.0 million for the nine months ended September 30, 2023. This was a decrease of $63.5 million when compared to net cash used in investing activities of $243.4 million for the nine months ended September 30, 2022, mainly due to lower finance receivables originated and acquired and higher finance receivables repaid and recovered.

Financing Activities

Net cash used in financing activities was $17.2 million for the nine months ended September 30, 2023. This was an increase of $76.5 million when compared to net cash provided by financing activities of $59.3 million for the nine months ended September 30, 2022, primarily due to an increase in member distributions and net payments of senior debt and notes payable, partially offset by a decrease in net payments of secured borrowing payable.

FINANCING ARRANGEMENTS

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. For a detailed discussion on financing arrangements refer to Note 7 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following is a summary of OppFi’s outstanding borrowings as of September 30, 2023 and December 31, 2022, including borrowing capacity as of September 30, 2023 (in thousands):

		Borrowing	September 30,	December 31,	Interest Rate as of	Maturity
Purpose	Borrower(s)	Capacity	2023	2022	September 30, 2023	Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$—	$—	$756	15.00%	—
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche A)	$—	$—	$37,500	SOFR plus 7.36%	April 2024
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	125,000	109,300	121,647	SOFR plus 6.75%	June 2026
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	125,000	37,500	—	SOFR plus 7.50%	July 2027
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	—	—	—	SOFR plus 0.11% plus 3.85%	February 2024
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	93,871	91,871	SOFR plus 7.50%	December 2026
Revolving line of credit	Gray Rock SPV, LLC	75,000	52,156	44,716	SOFR plus 7.25%	April 2025
Total revolving lines of credit		475,000	292,827	295,734

Term loan, net	OppFi-LLC	50,000	49,345	48,954	LIBOR plus 10.00%	March 2025
Total senior debt, net		$525,000	$342,172	$344,688

Notes payable
Financed insurance premium	OppFi-LLC	$—	$—	$1,616	7.07%	July 2023
Financed insurance premium	OppFi-LLC	$2,173	$2,173	$—	9.70%	June 2024
Total notes payable		$2,173	$2,173	$1,616

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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due to the material weakness in its internal control over financial reporting disclosed in Part II, Item 9A of our 2022 Annual Report.

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

As discussed in Part II, Item 9A in our 2022 Annual Report, management determined that the Company’s internal control over financial reporting was not effective due to the existence of the material weakness in internal control over financial reporting related to information technology general controls associated with the Company’s financially relevant information systems. Management has determined that the Company’s user access controls designed to ensure adequate restriction of users and privileged access to the Company’s financially relevant information systems were not operating effectively and that the Company’s user access control designed to ensure appropriate segregation of duties was not designed or operating effectively. Management believes that compensating controls are in place and operating effectively to mitigate the risks associated with the identified material weakness as it is being remediated (as described below).

Remediation Plan for Previously Identified Material Weakness in Internal Control Over Financial Reporting

Management is committed to remediating the material weakness described above as promptly as possible. Management believes that certain of the controls in question are designed effectively and that these controls, when operating effectively, will provide appropriate remediation of part of the material weakness. In particular, as part of its remediation plan, the Company is implementing comprehensive access control protocols in order to implement restrictions on user and privileged access to the Company’s financially relevant information systems and will be providing internal control training for personnel involved in remediating this material weakness. In addition, management continues to design and implement new controls to ensure appropriate segregation of duties. Management intends to test the ongoing operating effectiveness of the controls in future periods. The material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. The Company can provide no assurance that its remediation efforts described herein will be successful and that the Company will not have material weaknesses in the future.

Changes in Internal Control Over Financial Reporting

Other than the changes to the Company’s internal control over financial reporting described in “Remediation Plan for Previously Identified Material Weakness in Internal Control Over Financial Reporting” above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 6, 2022, OppFi announced that its Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $20.0 million in the aggregate of shares of its Class A common stock, par value $0.0001 per share (“Class A Common Stock”). Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate OppFi to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that OppFi repurchases under the Repurchase Program, OppFi-LLC will redeem one Class A common unit of OppFi-LLC held by OppFi, decreasing the percentage ownership of OppFi-LLC by OppFi and relatively increasing the ownership by the Members. The Repurchase Program will expire in December 2023. There was no repurchase activity during the quarter ended September 30, 2023. As of September 30, 2023, $17.5 million of the repurchase authorization under the Repurchase Program remained available.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1†+
Amended and Restated Revolving Credit Agreement, dated July 19, 2023, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-39550) filed with the SEC on August 9, 2023).

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

Date: November 9, 2023	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)