Form 10-K
period 2023-12-31
OppFi Inc.
filed 2024-03-27
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of shares of voting and non-voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $30,369,239 based on a $2.04 closing price per share as reported on the New York Stock Exchange on such date.
As of March 22, 2024, there were 110,917,817 shares of common stock, including 19,311,623 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share, and 91,606,194 shares of Class V common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K includes references to portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (“Definitive Proxy Statement”). The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to the impact of general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions, and tightening of credit markets on our business; the impact of challenging macroeconomic and marketplace conditions, including lingering effects of COVID-19 on our business; the impact of stimulus or other government programs; whether we will be successful in obtaining declaratory relief against the Commissioner of the Department of Financial Protection and Innovation for the State of California; whether we will be subject to AB 539; whether our bank partners will continue to lend in California and whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California; the impact that events involving financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults, or non-performance, may have on our business; risks related to the material weakness in our internal controls over financial reporting; our ability to grow and manage growth profitably and retain our key employees; risks related to new products; risks related to evaluating and potentially consummating acquisitions; concentration risk; changes in applicable laws or regulations; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; risks related to management transitions; risks related to the restatement of our financial statements and any accounting deficiencies or weaknesses related thereto and other risks contained in the section captioned “Risk Factors”. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Following the Closing, OppFi is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of December 31, 2023, OppFi owned approximately 17.0% of the OppFi Units and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. Each Retained OppFi Unit held by the Members may be exchanged, subject to certain conditions, for either one share of Class A Common Stock or, at the election of OppFi, in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (the “Exchange Rights”). OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC. Each share of Class V Voting Stock entitles OFS to one vote per share at any annual or special meeting of the stockholders of OppFi, voting together with the holders of Class A Common Stock as a single class, but the shares of Class V Voting Stock do not entitle OFS to any economic rights in OppFi.

The following diagram illustrates the ownership structure of OppFi as of December 31, 2023.

Company Overview

OppFi is a tech-enabled, mission-driven specialty finance platform that broadens the reach of community banks to extend credit access to everyday Americans. Through transparency, responsible lending, financial inclusion, and an excellent customer experience, the Company supports consumers, who are turned away by mainstream options, to build better financial health. OppFi’s primary mission is to facilitate financial inclusion and credit access to the 63 million everyday Americans who are credit marginalized, through its products and an unwavering commitment to its customers. Unlike payday loans and similar credit products that typically do not provide transparency, fairness, and ability to repay guidelines, OppFi is dedicated to offering the best possible product and service through its platform. The average installment loan facilitated by OppFi with its OppLoans platform is approximately $1,500, payable in installments and for an average contractual term of 11 months. Payments are reported to the three major credit bureaus. OppFi’s dedication to borrowers is further evidenced by the OppFi TurnUp Program, which is described below and most importantly, by its strong customer satisfaction ratings.

OppFi’s platform provides one of the highest rated customer experiences in the industry and powers banks to offer credit products. Customers on OppFi’s platform benefit from a highly automated, transparent, efficient, and fully digital experience. The banks that work with OppFi benefit from its turn-key, outsourced marketing, data science, and proprietary technology to digitally acquire, underwrite and service these consumers. From inception through December 31, 2023, OppFi has facilitated more than $5.8 billion in gross loan issuance covering more than 3.4 million loans.

OppFi’s primary product is offered by its OppLoans platform. Customers on this platform are generally U.S. consumers, who are employed, have bank accounts, and earn median wages. Some have experienced a hardship or emergency and need a loan; others are struggling to make ends meet; while others have unplanned expenses. When these consumers apply for a loan through a bank, they are often rejected due to their credit score.

The OppFi platform is a mobile-optimized online application where eligible applicants, at their request, are able to opt into the OppFi TurnUp Program. This program helps these applicants find more affordable credit options by checking the market voluntarily on their behalf for sub-36% annual percentage rate, or APR products offered by traditional, mainstream lenders. If any lower cost products are identified, OppFi displays the offers from the applicable lenders and consumers can choose to finish their application at another lender’s website. At that point, the applicant leaves OppFi’s website. If no mainstream credit options are available with an APR of less than 36%, the application is processed through OppFi’s underwriting platform which utilizes machine learning, bank-approved, proprietary algorithms. This process is designed to allow for maximum value and benefit to be realized by all parties.

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

OppFi’s platform offers consumers a streamlined application experience that is simple, easy and transparent. Approximately 89% of OppFi’s underwriting decisions were automated, during the year ended December 31, 2023. Most applicants receive their funds either the same business day or the next business day after they are approved. Qualified customers who apply and are approved by 1:00 pm ET on a business day are eligible for funding on the same day their applications are approved.

This process provides consumers with access to fair, transparent credit as well as an opportunity to build financial health over time through our standard reporting to the three major credit bureaus. Installment loans through the OppFi platform have an average contractual length of 11 months. These loans have no fees (neither origination, nor late, nor insufficient funds). Customers are offered transparent and flexible repayment options, including allowing customers to make payments for their full-term, as well as allowing them to prepay their loans with no penalties.

In pursuit of its mission to provide financial inclusion to everyday Americans, OppFi focuses not only on facilitating access to credit but also offering education to build financial health. OppU, a financial education initiative, provides free, standards-aligned courses intended to teach financial literacy. With OppU, both customers and non-customers can learn what it takes to build credit as well as how to budget and manage their finances.

OppFi also currently services customers for its SalaryTap and OppFi Card products. SalaryTap is a payroll deduction secured installment loan product. OppFi Card is an alternative to traditional credit cards. OppFi previously conducted strategic reviews of SalaryTap and OppFi Card. OppFi is no longer accepting applications for these products and only servicing existing customers. Neither product contributes meaningfully to OppFi’s results. As of December 31, 2022, the OppFi Card portfolio was classified as held for sale. In May 2023, the Company made the decision to wind down the OppFi Card business; accordingly, the Company has discontinued its marketing of the OppFi Card portfolio for sale. The OppFi Card portfolio has been reclassified from held for sale to held for investment.

OppFi believes that it has achieved significant scale with the OppLoans product. As of December 31, 2023, OppFi had served more than 1 million unique customers since its inception. OppFi’s net promoter score (NPS) was 79 for the year ended December 31, 2023 and is reflective of its commitment to providing a best-in-class customer service experience. NPS is a score that measures the likelihood of users to recommend a company’s products or services to others, and ranges from a low of negative 100 to high of positive 100, and benchmark scores can vary significantly by industry. A score greater than zero represents a company having more promoters than detractors. OppFi maintained an A- rating from the Better Business Bureau (BBB) and a 4.5/5.0 star rating with more than 4,100 Trustpilot reviews, as of December 31, 2023.

For the years ended December 31, 2023 and 2022, total revenue was approximately $509 million and $453 million, respectively, representing period-over-period total revenue growth of approximately 12%. OppFi generated net income of approximately $39 million and $3 million for the years ended December 31, 2023 and 2022, respectively.
Market Opportunity

Significant Percentage of U.S. Consumers Are Credit Marginalized, Have Non-Prime Credit, Lack Sufficient Savings, and Live Paycheck-to-Paycheck

Approximately 63 million U.S. consumers are credit marginalized, according to a study published by PYMNTS and Sezzle in 2023. This represents approximately 25% of the population. The study defined “credit marginalized” as those consumers who have been rejected for a credit product at least once in the past year. Of these consumers, approximately 50% have either a credit score below 650 or no credit score and approximately 46% live paycheck-to-paycheck with issues paying bills. More broadly, according to a report published by Bankrate in 2024, 56% percent of U.S. adults cannot afford to pay for a $1,000 emergency expense from their savings. In addition, according to research by PYMNTS published in 2024, six out of 10 U.S. consumers live paycheck-to-paycheck.

OppFi facilitates credit access to historically underserved consumers. Generally, these consumers are in need of fair, affordable, transparent and flexible credit products to cover everyday expenses and cash shortfalls, but traditional banks and credit providers are largely unwilling to service these consumers due to low FICO scores or similar factors. Many top lenders use the FICO score among other quantifiable metrics and qualifying rules to determine a potential borrower’s creditworthiness, and these criteria often result in adverse selection—potentially overlooking consumers who are otherwise willing and able to repay while simultaneously accepting consumers who are not.

Traditional Banks Have Been Slow to Adopt Digital Technology for Consumer Lending.

Traditional banks, which have historically played a substantial role in consumer credit markets, have often been slow to adapt to digital adoption among consumers. There are approximately 4,600 Federal Deposit Insurance Corporation (“FDIC”) insured institutions, many of which have legacy technology and lack sufficient mobile solutions in today’s digital era. Unlike larger institutions, smaller firms often lack many of the resources needed to fund and develop effective platform digitization. OppFi believes the performance of its platform through the COVID-19 pandemic has given OppFi’s existing and prospective bank partners important new data points to underpin their growing confidence in our solution.

Consumer Lenders Offering Small Personal Loans Require Higher APRs to Break Even.

Loan interest is inclusive of the time value of money, credit risk, and expenses incurred to originate, service and collect a loan. While the former expenses are variable with the amount of the credit and the creditworthiness of the borrower, the latter are largely fixed. These fixed costs are tied to the loan application itself. In the case of smaller-sized consumer loans, these fixed costs are representatively large relative to loan amount; therefore, smaller loans require higher interest rates than larger loans. According to a report published in 2020 by the Federal Reserve, break-even APRs are quite high for small loan amounts. Based on data in the report, a loan amount of $2,530 is necessary to break even at a 36% APR, and the trend is even more pronounced for smaller loan amounts. The required break-even APR shrinks and flattens for larger loans; however, the implication is that the loan comes with a longer period of indebtedness and a higher overall interest payment over the life of the loan, which is often far worse for OppFi’s target customers who either lack access to this larger loan or lack the willingness or ability to repay larger loan amounts. Additionally, break-even APRs tend to be much higher for small loan amounts than for large loan amounts, with a $594 loan requiring an APR of 103.5% for a lender to break even and a loan amount of $2,530 being necessary for a lender to break even at an APR of 36%, according to the research study by the Federal Reserve. As a result, such economics often result in credit-challenged consumers being unable to qualify for credit. The average APR for a loan facilitated on the OppLoans platform over the past three years has been approximately 155%, which has not changed significantly from year to year.

OppLoans Platform

OppFi has determined that alternative metrics outside of FICO scores can be used reliably to determine a consumer’s true ability and willingness to repay. Many non-bank lenders utilize non-FICO based alternative methods to determine creditworthiness. Applicants are evaluated based on metrics such as consistency of income, types of previous loans, previous repayment patterns and employment status, among many others. OppFi believes these nontraditional methods more accurately identify those consumers who are willing and able to repay loans, while simultaneously avoiding the issuance of loans to those consumers who may have received a loan that they cannot afford or do not intend to repay.

Highlights

•Simple interest installment loans. With its OppLoans platform, OppFi facilitates the issuance of fair, transparent, digital specialty finance products structured to rebuild financial health for the approximately 63 million U.S. consumers that are credit marginalized. Customers are provided with industry-leading features and protections, including: simple interest, installment loans with no balloon payments, no ancillary fees (neither origination, nor late, nor insufficient funds), and no prepayment penalties. In addition, OppFi reports payment history to the major credit bureaus.

•Easy, digital application and rapid approval. After the approximately five-minute application process submitted through OppFi’s fully digital platform, consumers typically receive quick credit decisions. Approximately 88% of all credit decisions were automated in the year ended December 31, 2023.

•Same-day funding service. OppFi offers a same-day funding service in collaboration with its partner banks. Qualified customers who apply and are approved by 1:00 pm ET on a business day are eligible for funding on the same day their applications are approved.

•Tech-driven decisioning. OppFi’s tech stack uses machine learning and real-time data analytics to generate credit decisions. In contrast to traditional credit providers, OppFi does not take in account traditional credit scores and instead uses alternative data to assist in identifying borrowers who have the ability to repay.

•OppFi TurnUp Program. After an application is submitted, the OppFi TurnUp Program helps eligible applicants find more affordable credit options by checking the market voluntarily on their behalf for sub-36% APR products offered by traditional, mainstream lenders. If any lower cost products are identified, OppFi displays the offers from the applicable lenders and consumers can choose to finish their application at another lender’s website. At that point, the applicant leaves OppFi’s website. If no mainstream credit options are available with an APR of less than 36%, the application is processed through OppFi’s underwriting platform which utilizes machine learning, bank-approved, proprietary algorithms. This process is designed to allow for maximum value and benefit to be realized by all parties.

•Loan flexibility. Loans through the OppFi platform are typically used to finance items such as car repairs, medical bills, housing costs, and education expenses. This flexibility helps foster loyalty as customers receive the help they need and the opportunity to rebuild their credit, with the goal of ultimately graduating to mainstream credit products.
•Customer Advocates. OppFi’s Customer Advocate team combines customer service with collections. Customer Advocates serve customers by providing easy-to-understand information so that customers can make informed, financially responsible decisions. Customer Advocates are rewarded for both their outstanding customer service as well as their collections. OppFi’s standard operating procedures, outbound dialer/email/SMS solutions, and associated controls are designed to ensure compliance with unfair, deceptive or abusive acts or practice regulations, or UDAAPs; fair lending laws; the Telephone Consumer Protection Act, or TCPA; the federal Fair Debt Collection Practices Act, or FDCPA; and the Federal Controlling the Assault of Non-Solicited Pornography and Marketing, or CAN-SPAM, Act. The Customer Advocate team works with delinquent customers to quickly re-establish a positive payment history by providing flexible pathways out of delinquency for customers who are able to pay. Proactive outreach via email and text messages encourages delinquent customers to visit OppFi’s online portal or to call the Customer Advocate team to set up customized payment arrangements. These inbound calls are prioritized and routed to the appropriate team member based on delinquency status and customer request.

When capacity exists, OppFi also outbound dials delinquent customers. The dialing strategy and pace prioritizes customers by delinquency ordered least to most delinquent while also maximizing Customer Advocate efficiency to ensure high service levels for inbound calls. After a customer is charged off, OppFi utilizes a mix of internal recoveries and third party collection companies to contact the customer via email, SMS, and outbound dialing to resolve the account. Charged-off customers, who are unable or unwilling to pay off their balance in full, are offered targeted settlements, based on outstanding balance amounts and duration of repayment. There are a variety of programs in place in order to prevent customers from entering delinquency at all, including:
•no prepayment penalties;
•borrower’s assistance program allowing customers to remain in good standing regardless of payment status and reduce accrued interest if they are affected by natural and/or man-made disasters, such as a pandemic (including COVID-19);
•temporary and permanent hardship programs for customers experiencing longer-term inability to pay, such as job loss; and
•One-time payment deferment to end of loan term.
•Social impact relationships. As part of OppFi’s commitment to help customers build a better financial path through more resources, education and support, OppFi maintains relationships with a suite of social impact-focused organizations whose services customers can access for free. OppFi seeks to add relationships with organizations that share its social impact mission. Current relationships include Zogo, SpringFour, and Experian Boost®.
OppFi’s Competitive Advantages

Digitally-Native Solution

Consumers are increasingly shifting towards digital products and services. OppFi has successfully serviced the non-prime consumer with its fully digital platform, driven by a scalable and modern technology stack, as well as proprietary risk models that are continually developed through iterative data collection and analytics. This platform provides OppFi with exceptional scalability, cost efficiency, marketing effectiveness, customization, and a best-in-class customer experience. OppFi believes that this digital foundation creates a significant and durable advantage over traditional banks and credit providers who have been slow to adapt legacy technology into modern digitally native solutions, as well as higher-cost alternatives, such as bank overdraft fees, tribal lenders, payday and title loans, lease-to-own services.

In addition, due to OppFi’s digital nature, as its bank partners’ originations grow, OppFi achieves greater operating leverage. OppFi’s model is primarily driven by a tech-enabled platform that does not require significant increases in operating overhead to support its bank partners’ origination growth. Additionally, as OppFi serves consumers across the United States without brick-and-mortar stores, OppFi does not have any costs associated with physical stores and the personnel needed to operate them.
Bank Partner Model

Bank partners use the OppFi platform to provide loan products to consumers where OppFi facilitates the process and the loan products are funded directly by the bank. OppFi ended its direct lending program during 2023 and exclusively utilized a bank partner model as of December 31, 2023.

The bank partner model leverages OppFi’s marketing and servicing expertise and the banks’ broad national presence to facilitate credit access in 38 states, as of December 31, 2023. OppFi manages many aspects of the loan life cycle on behalf of its bank partners, including customer acquisition, underwriting and loan servicing. This relationship allows OppFi’s bank partners to leverage OppFi’s digital acquisition, machine learning underwriting and highly-rated customer service capabilities, which they would otherwise need to develop in-house. OppFi’s bank partners use their own capital to originate loans. OppFi’s bank partners are FinWise Bank (Finwise), First Electronic Bank (FEB), and Capital Community Bank (CCB).

In the year ended December 31, 2023, approximately 98% of OppFi’s net originations were generated from loans originated by its bank partners and facilitated by the OppFi platform. OppFi’s bank partner FEB began originating loans on the OppFi platform in May 2020 and OppFi’s bank partner CCB began originating loans on the OppFi platform in October 2020.

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

Under the bank partner model, OppFi is compensated by the bank partner as a service provider for OppFi’s role in delivering the technology and services to the bank partner to facilitate origination and servicing of loans throughout each loan’s lifecycle. Customers who meet the underwriting criteria for multiple bank partners are referred to a specific bank partner randomly based on a computer algorithm and volume targets set with each bank partner. OppFi’s bank partners generally hold loans originated on our platform for typically two to three days following origination. OppFi acquires certain participation rights in such loans. OppFi and its bank partners each pay or reimburse each other for certain fees and costs that are immaterial in amount.

The economic difference to OppFi in loans originated via the bank partnership model as compared to the direct origination model are immaterial and generally result from a minimal program fee paid to OppFi for each origination as well as increased compliance costs for OppFi, which collectively have an insignificant impact on OppFi’s customer lifetime value. During 2023, OppFi shifted completely to the bank partner model as the percentage of Total Net Originations by OppFi’s bank partners increased from 95% for the year ended December 31, 2022 to 98% for the year ended December 31, 2023. OppFi has shifted to the bank partner model because its bank partners operate under federal law, which allows them to lend nationally based on their state domicile and facilitates a national product offering for the consumer while also streamlining regulatory requirements and compliance infrastructure.
Technology, Engineering Talent and Product Architecture

Technology is essential to OppFi’s core operations. OppFi utilizes modern technology solutions including sophisticated analytics tools, machine learning models and cloud-based computing to offer a smooth and engaging digital experience on the front-end and a constantly evolving real time decisioning engine on the back-end. In order to build and maintain these proprietary, innovative and secure products, OppFi commits substantial resources to identifying, employing, and retaining talented and mission-driven technology-focused professionals and engineers. OppFi believes that its platform architecture and the talent retained to continually evolve provides OppFi with a competitive edge over its more traditional credit competitors.

Proprietary, Data Driven Decisioning and Risk Models

OppFi’s underwriting platform takes a holistic approach to evaluating potential customers across traditional, nontraditional, banking history, and income/employment data to make decisions on each credit application. The models ignore traditional credit scores, instead relying on internally developed scoring and analytics to identify the creditworthiness of each application. Machine learning-based risk models are custom built to effectively evaluate risk and provide customized credit product solutions for each credit application. The platform considers applicant data such as available bank balance trends, volatility of income, and bank-approved fraud scores amongst others to predict repayment ability, and leverages this with real-time Instant Bank Verification, or IBV, response data.
Multi-Sided Ecosystem

OppFi generates value for all potential parties on its platform. Consumers gain access to fair, transparent credit that is structured to rebuild financial health, Bank partners benefit from OppFi’s turn-key, outsourced marketing and digital acquisition and servicing, data, and proprietary technology. OppFi’s nationwide presence allows it to increase awareness, directly contributing to organic growth, as well as the growth and success of bank partners. Customers have proven to be loyal and highly satisfied, which in turn drives additional growth through referrals.

Integrated and Efficient Multi-Channel Marketing Approach

OppFi utilizes an integrated multi-channel marketing strategy to reach potential customers. For the year ended December 31, 2023, approximately 18.3% of loans originated on the OppFi platform were generated by search engine optimization, email marketing, and customer referrals. In addition, approximately 74.2% of loans originated on the OppFi platform were derived through key strategic partners who are compensated with a negotiated fixed unit price per loan funded or fixed percent of principal dollars funded. Approximately 7.5% of loans originated on the OppFi platform were sourced from direct mail marketing channels. OppFi has created unique capabilities to effectively identify and attract qualified customers, which supports its long-term growth objectives at target customer acquisition costs. Marketing costs from OppFi’s strategic partner channel are based on fixed price agreements, while marketing costs for direct mail and other direct channels can vary based on the number of customers that ultimately apply and obtain loans. OppFi’s mix of new and refinanced loans also impacts its average acquisition cost. OppFi believes this approach allows it to focus on higher quality, lower cost customer acquisition while maximizing reach and enhancing awareness of OppFi’s platform. OppFi continues to invest in new marketing channels, which it believes will provide OppFi with further competitive advantages and support its ongoing growth.
Commitment to Customer Service

OppFi is nationally recognized for its exceptional customer service. OppFi maintained a 4.5/5.0 star rating on Trustpilot with more than 4,100 reviews, making OppLoans one of the top consumer-rated financial platforms online, and an A- rating from the Better Business Bureau (BBB), as of December 31, 2023. In addition, OppFi has a Net Promoter Score (NPS) of 79 for the year ended December 31, 2023. Financial education is also important, which is why OppFi launched its own online financial education portal —OppU. Customers and non-customers can use OppU to learn about building credit and budgeting, as well as how to better manage finances. OppFi continuously works to improve customer satisfaction by evaluating information from website analytics, customer surveys and Customer Advocate feedback. OppFi’s teams receive training on a regular basis and are monitored for quality assurance. OppFi believes customers who wish to access credit again via its platform, or who refer a potential customer to OppFi, often do so because of OppFi’s dedication to customer service and industry-leading product features and protections.
OppFi’s Growth Strategy

OppFi anticipates leveraging organic and inorganic opportunities to achieve long-term profitable growth. By leveraging its deep knowledge of the credit market for everyday Americans, OppFi believes it has a significant runway to further scale and gain market share for its core OppLoans platform by executing on its multi-channel marketing strategy that utilizes partners, affiliates, email, direct mail, referral, and SEO. OppFi also seeks to evaluate and test new products or features that can increase its reach to the 63 million credit marginalized U.S. consumers. OppFi is evaluating corporate development opportunities to diversify its overall business by potentially acquiring businesses in adjacent categories, inclusive of new customer types and new products that fit OppFi’s mission. OppFi expects to accelerate profitable growth by driving core product volume, serving more non-prime consumers with strategic marketing and credit enhancements, and expanding into new customer and product types via acquisitions.
Competition

Consumer lending is a vast and competitive market, and the OppFi platform competes in varying degrees with all other sources of unsecured consumer credit, including banks, non-bank lenders (including retail-based lenders) and digital specialty finance platforms. Because personal loans often serve as a replacement for credit cards, the OppFi platform competes with the convenience and ubiquity that credit cards represent.

OppFi competes with a variety of tech-enabled specialty finance companies that aim to help banks with the digital transformation of their business, particularly with respect to all-digital lending. This includes new products from legacy bank technology providers as well as newer companies focused entirely on lending software infrastructure for banks. OppFi may also face competition from banks or companies that have not previously competed in the consumer lending market, including companies with large and experienced data science teams and access to vast amounts of consumer-related information that could be used in the development of their own credit risk models.
OppFi believes it competes favorably based on the following competitive factors:
•Constantly improving models;

•Compelling loan offers from bank partners to consumers;
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

Several state and federal agencies have the ability to regulate aspects of OppFi’s business. For example, the Consumer Financial Protection Bureau (“CFPB”) has supervisory and enforcement authority over OppFi and the Federal Trade Commission has jurisdiction to investigate aspects of its business, including with respect to marketing practices. The Dodd-Frank Act, as well as many state statutes, provide a mechanism for the CFPB and state attorneys general to investigate OppFi. In addition, as a result of OppFi’s relationships with its current bank partners, OppFi is subject to oversight by federal banking agencies, including the FDIC. As a service provider to banks, we are subject to examination and enforcement authority of the prudential bank regulators that supervise our bank partners under the Bank Service Company Act. Further, OppFi is subject to inspections, examinations, supervision and regulation by applicable agencies in each state in which OppFi is licensed or in which our borrowers reside. Regulatory oversight of OppFi’s business may change over time. By way of example, in California the DFPI is considered a “mini-CFPB” agency, because it seeks to emulate the CFPB with respect to its enforcement and supervisory capabilities as well as require additional state registration for certain covered persons. OppFi expects that regulatory examinations by both federal and state agencies will continue, and there can be no assurance that the results of such examinations will not have a material adverse effect on OppFi.

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

Federal Trade Commission Act
Under Section 5 of the Federal Trade Commission Act, OppFi and its bank partners are prohibited from engaging in unfair and deceptive acts and practices. The FTC is the primary regulator enforcing this prohibition, and in recent years the FTC has been focused on practices of nonbank financial institutions. Based on publicly available actions, the FTC’s primary focus has been with respect to marketing and disclosure practices. For instance, in September 2020, the FTC filed a complaint against a collection firm for illegal debt collection practices including use of deceptive robocalling and misrepresenting their association with a law firm.
Electronic Fund Transfer Act and NACHA Rules
The federal Electronic Fund Transfer Act, or EFTA, provides guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. Under EFTA, and Regulation E that implements it, OppFi must obtain consumer consents prior to receiving preauthorized electronic transfer of funds from consumers’ bank accounts, and its bank partners may not condition an extension of credit on the borrower’s agreement to repay the loan through preauthorized (recurring) electronic fund transfers. In addition to compliance with federal laws, transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by NACHA. While NACHA guidelines are not laws, failure to comply with them may nevertheless result in commercial harm to OppFi’s business. All transfers of funds related to its operations conform to the EFTA, its regulations and NACHA guidelines. As part of OppFi’s servicing activities, OppFi obtains necessary electronic authorization from borrowers and investors for such transfers in compliance with applicable rules. The loans offered on OppFi’s platform by its bank partners must also comply with the requirement that a loan cannot be conditioned on the borrower’s agreement to repay the loan through preauthorized (recurring) electronic fund transfers.
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
Bank Secrecy Act, USA PATRIOT Act, and U.S. Sanctions Laws
Under the Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, or USA PATRIOT ACT, and certain U.S. sanctions laws, OppFi’s bank partners are required to maintain anti-money laundering (“AML”), customer due diligence and record-keeping policies and procedures, which OppFi performs on behalf of its bank partners, and to avoid doing business with sanctioned persons or entities or engaging in types of sanctioned activity in certain jurisdictions. OppFi has implemented an AML program designed to prevent its platform from being used to facilitate money laundering, terrorist financing, and other illicit activity. OppFi’s AML program is designed to prevent its platform from being used to facilitate money laundering and from conducting business in countries, or with persons or entities, included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”) and equivalent foreign authorities. OppFi’s AML compliance program includes policies, procedures, reporting protocols, and internal controls, including the designation of an AML compliance officer, and is designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing. With respect to new borrowers, OppFi applies the customer identification and verification program rules and screen names against the list of specially designated nationals maintained by OFAC.
Bankruptcy Code
Under the Bankruptcy Code, OppFi is in certain circumstances prohibited by the automatic stay, reorganization plan and discharge provisions, among others, in seeking enforcement of debts against parties who have filed for bankruptcy protection. OppFi’s policies are designed to support compliance with the Bankruptcy Code as OppFi services and collects loans.
Small Dollar Loan Rule
In 2017, the CFPB issued a rule regulating small dollar loans which applies to lenders (such as our bank partners) making covered loans, defined as: (i) consumer loans with a term of 45 days or less; (ii) longer-term consumer balloon payment loans; and (iii) consumer loans that exceed 45 days in term with a “cost of credit” that exceeds 36% APR in which the lender obtains a leveraged payment mechanism (i.e., the lender has the right to transfer money from a consumer’s account). As proposed, the rule (a) included fairly significant requirements for lenders to undertake specific underwriting processes referred to as ability-to-pay determinations before making a loan; (b) made it an unfair and abusive practice for a lender to make a third attempt to withdraw payment from a consumer’s account in connection with loans that have terms of 45 days or less where two consecutive attempts to withdraw payments from the account failed due to a lack of sufficient funds, unless the lender obtains new and specific authorization from the consumer; and (c) required lenders to provide consumers with written notice before making their first attempt to withdraw payment from a borrower’s account and before subsequent attempts that involve different dates, amounts, or payment channels.
The CFPB rescinded portions of the rule requiring an ability-to-pay determination in 2020. In October 2022, the Fifth Circuit Court of Appeals issued its opinion in Community Financial Services Association of America, et al. v. CFPB (CFSA v. CFPB) invalidating the CFPB’s Payday, Vehicle-Title, and Certain High-Cost Installment Loans rule (Small-Dollar Rule). The three-member panel decision called into question the future viability of the CFPB by declaring unconstitutional the regulator’s funding mechanism. The CFPB appealed the case to the United States Supreme Court, which heard oral arguments in October 2023. Enforcement of the rule is stayed, pending resolution of the litigation.

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

For additional information about its intellectual property and associated risks, see the section titled “Risk Factors-Risks Related to OppFi’s Business and Industry.”
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
As of December 31, 2023, OppFi had approximately 445 full-time employees. OppFi also engages contractors and consultants as needed to support its operations. None of OppFi’s employees are represented by a labor union or subject to a collective bargaining agreement. OppFi has not experienced any work stoppages, and OppFi considers its relations with its employees to be good.

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
• if we are unable to continue to improve our machine learning models or if these models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations could be adversely affected;
• if our bank partners were to cease or limit operations with us or if we are unable to attract and onboard new bank partners, our business, financial condition and results of operations could be adversely affected;
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
• our models have not yet been extensively tested during down-cycle economic conditions. If our models do not accurately reflect a borrower’s credit risk in such economic conditions, the performance of loans facilitated on our platform may be worse than anticipated;
• our business is subject to a wide range of laws and regulations, many of which are evolving, and changes in such laws and regulations or the enforcement of such laws and regulations, and/or failure or perceived failure to comply with such laws and regulations, could harm our business, financial condition and results of operations;
• substantially all of our revenue is derived from a single loan product, and it is thus particularly susceptible to fluctuations in the unsecured personal loan market. We also do not currently offer a broad suite of products that bank partners may find desirable;
• if we are unable to manage the risks related to new products and service offerings that we offer, our business, financial condition and results of operations could be adversely affected;
• if we are unable to maintain diverse and robust sources of capital to fund loans originated by us on our platform in certain states or fund our purchase of participation rights in the economic interests of loans originated by our bank partners on our platform, then our growth prospects, business, financial condition and results of operations could be adversely affected;

• we rely on borrowings under our corporate and warehouse credit facilities to fund certain aspects of our operations, and any inability to meet our obligations as they come due or to comply with various covenants could harm our business;
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
• maintain and increase the volume of loans facilitated by our specialty finance platform;
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
We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance may not be indicative of our future performance. For the years ended December 31, 2021, 2022 and 2023, our revenue was approximately $350.6 million, $452.9 million and $508.9 million, respectively, representing year-over-year revenue growth of approximately 29% from 2021 to 2022 and 12% from 2022 to 2023. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates may slow, or our revenue may decline, in future periods for a number of reasons, which may include slowing demand for our platform offerings and services, increasing competition, a decrease in the growth of the overall credit market, changes in the regulatory environment, which could lead to increasing regulatory costs and challenges, and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by our machine learning models and our continued improvements to our machine learning models. Future incremental improvements to our machine learning models may not lead to the same level of growth as in past periods. In addition, we believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. For the years ended December 31, 2021, 2022 and 2023, our auto-approval rate was approximately 51.6%, 65.3% and 71.9%, respectively, representing a year-over-year increase of approximately 26.6% from 2021 to 2022 and 10.1% from 2022 to 2023. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on how we define auto-approval rate. We expect the auto-approval rate on our platform to level off and remain relatively constant in the long term, and to the extent we expand our loan offerings beyond unsecured personal loans, we expect that such percentage may decrease in the short term. As a result of these factors, our revenue growth rates may slow, and our financial performance may be adversely affected.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
Over the last several years, we have experienced rapid growth and fluctuations in our business and the total net originations on our platform, and we expect to continue to experience growth and fluctuations in the future. For the years ended December 31, 2021, 2022 and 2023, total net originations on our platform were approximately $595.1 million, $752.9 million, $747.8 million, respectively, representing a year-over-year increase of approximately 26.5% from 2021 to 2022 and a year-over-year decrease of approximately 0.7% from 2022 to 2023. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on how we define total net originations. This rapid growth has placed, and may continue to place, significant demands on our management, processes and operational, technological and financial resources. Our ability to manage our growth effectively and to integrate new employees and technologies into our existing business will require us to continue to retain, attract, train, motivate and manage employees and expand our operational, technological and financial infrastructure. Continued growth could strain our ability to develop and improve our operational, technological, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Any of the foregoing factors could negatively affect our business, financial condition and results of operations.
We may not be able to maintain or increase our profitability in the future.
For the years ended December 31, 2021, 2022 and 2023, we experienced net income of approximately $89.8 million, $3.3 million and $39.5 million, respectively, representing a year-over-year decrease of approximately 96% from 2021 to 2022 and a year-over-year increase of approximately 1,082% from 2022 to 2023. We intend to continue to expend significant funds to continue to develop and improve our proprietary machine learning models, improve our marketing efforts to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions, including economic slowdowns, interest rate changes, recessions, inflation and tightening of credit markets, poor performance of loan vintages, and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or improving profitability on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
Approximately 95% and 98% of our net originations were generated from loans originated by our bank partners and facilitated by our platform in the years ended December 31, 2022 and December 31, 2023, respectively. Our primary bank partners FinWise, First Electronic Bank (“FEB”) and Capital Community Bank (“CCB”) began originating loans on the OppFi platform in January 2018, May 2020 and October 2020, respectively. FinWise accounted for approximately 36.2% and 34.2% of the net originations facilitated by our platform during the years ended December 31, 2022 and 2023, respectively, and similar percentages of our net revenues. FEB accounted for approximately 43.2% and 45.2% of the net originations facilitated by our platform during the years ended December 31, 2022 and 2023, respectively, and similar percentages of our net revenues. CCB accounted for approximately 15.6% and 18.3% of the net originations facilitated by our platform during the years ended December 31, 2022 and 2023, respectively, and similar percentages of our net revenues. Our bank partners retain a certain portion of the economic interests in these originated loans on their own balance sheets and sell participation rights in the remainder of the economic interests in these originated loans to us, which we in turn sell to our special purpose finance entities.
We have entered into separate agreements with each of our three primary bank partners. Our agreements with our bank partners are nonexclusive, generally have 60-month terms and certain agreements automatically renew, subject to certain early termination provisions and minimum fee amounts, and do not include any minimum origination obligations or origination limits. The current term of our agreements with FinWise, FEB and CCB expire on February 1, 2026, November 1, 2024, and April 17, 2025, respectively, unless renewed.
Our bank partners could decide to stop working with us, terminate our agreements with them early upon the occurrence of certain events, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. Further, even during the term of our arrangements, our bank partners could choose to reduce the volume of loans facilitated on our platform that they choose to originate. In addition, regulators may require that they terminate or otherwise limit their business with us; impose regulatory pressure limiting their ability to do business with us; or directly examine and assess our records, risk controls and compliance programs as they relate to our interactions with bank partners (and thereafter limit or prohibit future business between that bank partner and us). For example, in spite of federal law permitting state-chartered banks to enter into loans with interest rates allowed in their chartering states, the DFPI has sought to limit the interest rates of loans made by our bank partners on our platform in the State of California, which could have an impact on our bank partners’ ability to originate loans on our platform in California. We could in the future have disagreements or disputes with any of our bank partners, which could negatively impact or threaten our relationship with them. In our agreements with bank partners, we make certain representations and warranties and covenants concerning our compliance with specific policies of a bank partner, our compliance with certain procedures and guidelines related to laws and regulations applicable to our bank partners, as well as the services to be provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted loans, and our reputation and ability to continue to attract new bank partners would be adversely affected. Additionally, our bank partners may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our bank partners. If the bank partners listed above or any of our future bank partners were to stop working with us, suspend, limit, or cease their operations, or otherwise terminate their relationship with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. We also may be unable to reach agreements with or timely onboard any new bank partners, and our results of operations could be adversely affected.
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
The COVID-19 pandemic harmed our growth rate and any future outbreaks or pandemics could also harm our growth rate and our business, financial condition and results of operations, including the credit risk of our customers.
The COVID-19 pandemic caused extreme societal, economic and financial market volatility, resulting in business shutdowns, an unprecedented reduction in economic activity and significant dislocation to businesses, the capital markets and the broader economy. In particular, the impact of the COVID-19 pandemic on the finances of borrowers on our platform has been profound, as many have been, and will likely continue to be, impacted by unemployment, reduced earnings and/or elevated economic disruption and insecurity.
The extent to which the COVID-19 pandemic continues to impact our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted. An extended period of economic disruption as a result of the COVID-19 pandemic or any future pandemics or epidemics could have a material negative impact on our business, results of operations and financial condition, though the full extent and duration is uncertain. To the extent the COVID-19 pandemic or any future outbreak or pandemic adversely affects our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
While we previously expanded the type of loan products offered on our platform to include SalaryTap, our payroll deduction secured installment loan product, and our OppFi Card credit card product, we are not currently accepting applications for new SalaryTap loans or OppFi Card accounts on our platform. All loan originations facilitated through our platform are currently unsecured personal installment loans. The market for unsecured personal loans has grown rapidly in recent years, and it is unclear to what extent such market will continue to grow, if at all. A wide variety of factors could impact the market for unsecured personal loans, including macroeconomic conditions, competition, regulatory developments and other developments in the credit market. For example, FICO has changed its methodology in calculating credit scores in a manner that potentially penalizes borrowers who take out personal loans to pay off or consolidate credit card debt. This change could negatively affect the overall demand for personal loans. Our success will depend in part on the continued growth of the unsecured personal loan market, and if such market does not further grow or grows more slowly than we expect, our business, financial condition and results of operations could be adversely affected.
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
For the years ended December 31, 2021, 2022 and 2023, we experienced losses, which we refer to as net charge-offs, as a percentage of average receivables on the installment loans portfolio of 37.5%, 61.9% and 55.4%, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on net charge-offs as a percentage of average receivables. When a loan facilitated on our platform is charged off, the cost to service these loans may increase without a corresponding increase in our servicing fees or other related fees and the value of the loans held on our balance sheet may decline. Higher default rates may also lead to lower demand by our bank partners and capital sources to fund loans facilitated by our platform, which would adversely affect our business, financial condition and results of operations.
We are also more susceptible to the risks of changing and increased regulations and other legal and regulatory actions targeted towards the unsecured personal loan market. It is possible that regulators may view unsecured personal loans as high risk for a variety of reasons, including that borrowers will not prioritize repayment of such loans due to the unsecured nature of such loans or because existing laws and regulations may not sufficiently address the benefits and corresponding risks related to nonbank financial institutions and their digital specialty finance platforms. Further, courts and/or regulators could change their interpretation or application of state and federal consumer financial protection laws for the unsecured personal loan product class given hardships borrowers experience or actual or perceived lack of borrower disclosure or understanding of loan terms. If we are unable to manage the risks associated with the unsecured personal loan market, our business, financial condition and results of operations could be adversely affected.
We have developed and may develop in the future new loan products and services offerings, and if we are unable to manage the related risks, our growth prospects, business, financial condition and results of operations could be adversely affected.
We may develop new loan products in the future. New initiatives are inherently risky, as each involves unproven business strategies, new regulatory requirements and new financial products and services with which we, and in some cases our bank partners, have limited or no prior development or operating experience. Launching new products can be capital intensive, and it can take time to determine both an appropriate market fit and profitable unit. New products, once launched, may never achieve scale in a target market or achieve significant profitability, such as our SalaryTap loans or OppFi Card products for which we are not currently accepting new applications.
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
For example, consumer advocacy groups, politicians and certain government and media reports have, in the past, advocated governmental action to prohibit or severely restrict consumer loan arrangements where banks contract with a third- arty platform such as ours to provide origination assistance services to bank customers. Such criticism has frequently been levied in the context of payday loan marketers, though other entities operating programs through which loans similar to loans facilitated on our platform are originated have also faced criticism. The perceived improper use of a bank charter by these entities has been challenged by both governmental authorities and private litigants, in part because of the higher rates and fees a bank is permitted to charge consumers in certain payday and small-dollar specialty finance programs relative to non-bank lenders. State regulators have made statements in the past threatening regulatory action against us related to loans originated on our platform by state chartered-banks, and such statements and the perception of possible regulatory action could adversely affect our reputation and the willingness of bank partners to originate loans on our platform. Bank regulators have also required banks to exit third-party programs that the regulators determined involved unsafe and unsound practices or present other risks to the bank. We believe the payday or “small-dollar” loans that have been subject to more frequent criticism and challenge are fundamentally different from loans facilitated on our platform in many ways, including that loans facilitated on our platform typically have lower interest rates, longer terms and amortize over their life. If we are nevertheless associated with such payday or small-dollar consumer loans, or if we are associated with increased criticism of non-payday loan programs involving relationships between bank originators and specialty finance platforms and program managers, demand for loans facilitated on our platform could significantly decrease, which could cause our bank partners to reduce their origination volumes or terminate their arrangements with us, impede our ability to attract new bank partners or delay the onboarding of bank partners, impede our ability to attract capital sources or reduce the number of potential borrowers who use our platform. In addition, the increased focus on environmental, social and governance (“ESG”) issues could damage our reputation or prospects if customers, prospective customers, investors or third parties assigning ESG ratings to us are of the opinion that our practices, including without limitation our lending practices, are not sufficiently robust from an ESG perspective. Any of the foregoing could adversely affect our results of operations and financial condition.
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
Machine learning and related technologies are subject to public debate and heightened regulatory scrutiny, particularly when used in connection with obtaining financial services. Any negative publicity or negative public perception of machine learning could negatively impact demand for our platform, hinder our ability to attract new bank partners. From time to time, certain advocacy groups have made claims that unlawful or unethical discriminatory effects may result from the use of machine learning technology by various companies. Such claims, whether or not accurate, and whether or not concerning us or our machine learning enabled underwriting platform, may harm our ability to attract prospective borrowers to our platform, retain existing and attract new bank partners and achieve regulatory acceptance of our business.
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
The specialty finance industry is highly competitive and increasingly dynamic as new entrants and emerging technologies continue to enter into the marketplace. With the introduction of new technologies and the influx of new entrants, competition may persist and intensify in the future, which could have an adverse effect on our operations or business.
Our inability to compete effectively could result in reduced loan volumes, reduced average size of loans facilitated on our platform, reduced fees, increased marketing and borrower acquisition costs or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could have an adverse effect on our business and results of operations.
Specialty finance is a broad and competitive market, and we compete to varying degrees with other sources of unsecured consumer credit. This can include banks and non-bank financial institutions, such as online platforms. Because personal loans often serve as a replacement for credit cards, we also compete with the convenience and ubiquity that credit cards represent. Many of our competitors operate with different business models, such as lending-as-a-service or point-of-sale lending, have different cost structures or regulatory obligations, or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, economic, technological and other developments, including utilizing new data sources or credit models. We may also face competition from banks or companies that have not previously competed in the consumer lending market, including companies with access to vast amounts of consumer-related information that could be used in the development of their own credit risk models. Our current or potential competitors may be better at developing new products due to their large and experienced data science and engineering teams, who are able to respond more quickly to new technologies. Many of our current or potential competitors have significantly more resources, such as financial, technical and marketing resources, than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. We face competition in areas such as compliance capabilities, commercial financing terms and costs of capital, interest rates and fees (and other financing terms) available to consumers from our bank partners, approval rates, model efficiency, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, borrower experience, brand and reputation. Our competitors may also have longer operating histories, lower costs of capital, more extensive borrower bases, more diversified products and borrower bases, operational efficiencies, more versatile or extensive technology platforms, greater brand recognition and brand loyalty, broader borrower and partner relationships, more extensive and/or more diversified source of capital than we have, and more extensive product and service offerings than we have. Furthermore, our existing and potential competitors may decide to modify their pricing and business models to compete more directly with us. Our ability to compete will also be affected by our ability to provide our bank partners with a commensurate or more extensive suite of loan products than those offered by our competitors. In addition, current or potential competitors, including digital specialty finance platforms and existing or potential bank partners, may also acquire or form strategic alliances with one another, which could result in our competitors being able to offer more competitive loan terms due to their access to lower-cost capital. Such acquisitions or strategic alliances among our competitors or potential competitors could also make our competitors more adaptable to a rapidly evolving regulatory environment. To stay competitive, we may need to increase our regulatory compliance expenditures or our ability to compete may be adversely affected.
Our industry is driven by constant innovation. We utilize machine learning, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. There can be no assurance that research, data accumulation and development by other companies will not result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services. If we are unable to compete with such companies or fail to meet the need for innovation in our industry, the use of our platform could stagnate or substantially decline, or our loan products could fail to maintain or achieve more widespread market acceptance, which could harm our business, results of operations and financial condition.
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
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. We have made commitments to our bank partners as it relates to data security and information technology. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is large and complex, with many points of entry and access. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, bank partners, loan investors or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Further, our shift to a more flexible remote working environment could increase the risk of a security breach. Significant disruptions of our, our bank partners’ and third-party vendors’ and/or other business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us.
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
Borrowers may decide to prepay all or a portion of the remaining principal amount on loans facilitated by our platform at any time without penalty. If the entire or a significant portion of the remaining unpaid principal amount of a loan is prepaid, we would not receive a servicing fee or we would receive a significantly lower servicing fee associated with such prepaid loan. Prepayments may occur for a variety of reasons. If prepayments increase, the amount of our servicing fees would decline, which could harm our business and results of operations. If a significant volume of prepayments occur that our models do not accurately predict, returns targeted by us, our bank partners and our capital sources would be adversely affected and our ability to attract new bank partners and capital sources would be negatively affected.
Our marketing efforts and brand promotion activities may not be effective, which could adversely affect our ability to grow our business.
Promoting awareness of our platform is important to our ability to grow our business, attract new bank partners and increase the number of potential borrowers on our platform. We believe that the importance of brand recognition will increase as competition in the consumer lending industry expands. Successful promotion of our brand will depend largely on the effectiveness of marketing efforts and the overall user experience of our bank partners and potential borrowers on our platform, which factors are outside our control. The marketing channels that we employ may also become more crowded and saturated by other specialty finance platforms, which may decrease the effectiveness of our marketing campaigns and increase borrower acquisition costs. Also, the methodologies, policies and regulations applicable to marketing channels may change. For example, internet search engines could revise their methodologies, which could adversely affect borrower volume from organic ranking and paid search. Search engines may also implement policies that restrict the ability of companies such as us to advertise their services and products, which could prevent us from appearing in a favorable location or any location in the organic rankings or paid search results when certain search terms are used by the consumer.

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
In particular, specialty finance programs that involve originations by a bank in reliance on origination-related services being provided by specialty finance platforms and/or program managers are subject to potential litigation and government enforcement claims based on “rent-a-charter” or “true lender” theories, particularly where such programs involve the subsequent sale of such loans or interests therein to the platform. See the section titled “Risk Factors —If loans facilitated through our platform for one or more bank partners were subject to successful challenge that the bank partner was not the “true lender,” such loans may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations” below. In addition, loans originated by banks (which are exempt from certain state requirements), followed by the sale, assignment, or other transfer to non-banks of such loans or interests therein are subject to potential litigation and government enforcement claims based on the theory that transfers of loans from banks to non-banks do not transfer the ability to enforce contractual terms such as interest rates and fees which banks may charge, but non-banks may not. See “—If loans originated by us or loans originated by our bank partners were found to violate the laws of one or more states, whether at origination or after sale by the originating bank partner, loans facilitated through our platform may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations” below. If we were subject to such litigation or enforcement, then any unfavorable results of pending or future legal proceedings may result in contractual damages, usury related claims, fines, penalties, injunctions, the unenforceability, rescission or other impairment of loans originated on our platform or other censure that could have an adverse effect on our business, results of operations and financial condition. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition, reputation and results of operations.
Recent financial, political and other events may increase the level of regulatory scrutiny on nonbank financial institutions. Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. Any such investigations or inquiries, whether or not accurate or warranted, or whether concerning us or one of our competitors, could negatively affect our brand and reputation and the overall market acceptance of and trust in our platform. Any of the foregoing could harm our business, financial condition and results of operations.
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
Significant natural disasters or other catastrophic events, such as earthquakes, fires, hurricanes, blizzards, or floods (many of which are becoming more acute and frequent as a result of climate change), or interruptions by strikes, crime, terrorism, epidemics, pandemics, cyber-attacks, computer viruses, internal or external system failures, telecommunications failures, power outages or increased risk of cybersecurity breaches due to a swift transition to remote work brought about by a catastrophic event, could have an adverse effect on our business, results of operations and financial condition. For example, the COVID-19 pandemic had a significant impact on the global economy and consumer confidence. In addition, it is possible that continued widespread remote work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, or otherwise cause operational failures. There is no guarantee that we will be as effective while working remotely because our team is dispersed and employees may have less capacity to work due to increased personal obligations (such as childcare, eldercare, or caring for family members who become sick). Additionally, remote work arrangements may make it more difficult to scale our operations efficiently, as the recruitment, onboarding and training of new employees may be prolonged or delayed. We continue to operate using a hybrid remote working model. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in privacy, data protection, data security, and fraud risks.
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
We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2023. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to establish and maintain proper and effective internal control over financial reporting as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our securities may decline.
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

We have identified a material weakness in our internal control over financial reporting relating to information technology general controls (“ITGCs”) associated with our financially relevant information systems. We determined that the Company’s user access controls designed to ensure appropriate segregation of duties, adequate restriction of users and privileged access to our financially relevant information systems were not operating effectively and that the Company’s user access control designed to ensure appropriate segregation of duties was also not designed effectively. Due to the material weaknesses in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of December 31, 2023.
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
Further, other weaknesses in our disclosure controls and procedures and internal control over financial reporting have been discovered in the past and may be discovered in the future. On December 6, 2022, the Audit Committee (the “Audit Committee”) of our Board of Directors concluded that certain of our prior financial statements should no longer be relied upon due to a misapplication of accounting guidance in connection with the Company's calculations of diluted earnings per share for such periods. In connection with such misapplication, management subsequently identified a deficiency in controls related to the design of its control to contemplate all the relevant authoritative accounting guidance when considering securities of a subsidiary that are convertible into its parent entity’s common stock in the calculation of earnings per share and further concluded such deficiency represented a material weakness. Our remediation plan included steps to design and implement new controls as well as expand training related to the accounting considerations for complex financing transactions, and we have since concluded that this material weakness has been remediated.
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

In the event of a system outage or other event resulting in data loss or corruption, our ability to process loan applications, service loans or otherwise facilitate loans on our platform would be adversely affected. We also rely on facilities, components, and services supplied by third parties, including data center facilities and cloud storage services. We currently rely on multiple providers of cloud infrastructure services, including Salesforce and Amazon Web Services, for our platform. In the event that our service agreement with one or more third party providers is terminated, or there is a lapse of service, interruption of internet service provider connectivity or damage to the third party data centers, we could experience interruptions in access to our platform as well as delays and additional expense in the event we must secure alternative cloud infrastructure services. Any interference or disruption of our technology and underlying infrastructure or our use of third-party services could adversely affect our relationships with our bank partners and the overall user experience of our platform. Also, as our business grows, we may be required to expand and improve the capacity, capability and reliability of our infrastructure. If we are not able to effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to reliably support our business, our business, financial condition and results of operations could be adversely affected.
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
We may face claims from third parties claiming ownership of, or demanding the release or license of, such modifications or derivative works (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. If portions of our proprietary models are determined to be subject to an open source license, or if the license terms for the open source software that we incorporate change, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our model or change our business activities, any of which could negatively affect our business operations and potentially our intellectual property rights. If we were required to publicly disclose any portion of our proprietary models, it is possible we could lose the benefit of trade secret protection for our models.
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
A significant number of consumers that apply for a loan on Opploans.com learn about and access Opploans.com through the website of a loan aggregator, typically with a hyperlink from such loan aggregator’s website to a landing page on our website. For example, in 2021, 2022 and 2023, approximately 18.5%, 22.8% and 21.3%, respectively, of our net loan issuances were derived from traffic from our top three loan aggregators. Our agreements with these loan aggregators generally provide that either party may terminate the agreement immediately upon a material breach of any provision of the agreement or at any time, with or without cause, by providing advance written notice. Even during the term of the agreements, loan aggregators may not be required to display offers from Opploans.com or prohibited from working with our competitors or from offering competing services. There is also no assurance that our top loan aggregators will continue to contract with us on commercially reasonable terms or at all.
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
Our success depends in part on our relationships with third-party vendors. In some cases, third-party vendors are one of a limited number of sources. For example, we rely on national consumer reporting agencies, such as Clarity Services, Inc., a part of Experian, for a large portion of the data used in our models. In addition, we rely on third-party verification technologies and services that are critical to our ability to maintain a high level of automation on our platform. In addition, because we are not a bank, we cannot belong to or directly access the Automated Clearing House (“ACH”) payment network. As a result, we rely on one or more banks with access to the ACH payment network to process collections on loans facilitated on our platform. See the section titled “Risk Factors—Regulators and payment processors are scrutinizing certain online lenders’ access to the ACH system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would materially adversely affect our business.” Most of our vendor agreements are terminable by either party without penalty and with little notice. If any of our third-party vendors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable timeframe. We also rely on other software and services supplied by vendors, such as communications, analytics and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
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

We have significant vendors that provide us with a number of services to support our platform. If any third-party vendors fail to comply with applicable laws and regulations, fail to comply with their contractual requirements, including failure to maintain adequate systems addressing privacy and data protection and security, or suffer disruptions in, or otherwise fail to provide, contracted services, we could be subject to regulatory enforcement actions or litigation and suffer economic and reputational harm that could harm our business. Further, we may incur significant costs to resolve any such failures to comply with applicable laws and regulations or contractual requirements or to resolve any disruptions in service or failure to provide contracted services, which could adversely affect our business.
The CFPB and each of the prudential bank regulators that supervise our bank partners have issued guidance stating that institutions under their supervision may be held responsible for the actions of the companies with which they contract. As a service provider to those supervised entities, we must ensure we perform our obligations in accordance with applicable laws and contractual requirements and have implemented an adequate vendor management program for our own vendors. We or our bank partners could be adversely impacted to the extent we or our vendors fail to comply with the legal requirements applicable to the particular products or services being offered. Our use of third-party vendors is subject to increasing regulatory attention.
The CFPB and the prudential bank regulators have also issued regulatory guidance that has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement in connection with using third-party vendors. Moreover, if regulators conclude that we or our bank partners have not met the standards for oversight of our third-party vendors or their third-party vendors, our bank partners could terminate their relationship with us or we or our bank partners could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have an adverse effect on our business, financial condition and results of operations.
In addition, as a service provider to banks, we are subject to examination and enforcement authority of the prudential bank regulators that supervise our bank partners under the Bank Service Company Act. If we fail to comply with requirements applicable to us by applicable law or contract, our bank partners could terminate their relationship with us or we or our bank partners could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have an adverse effect on our business, financial condition and results of operations.
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
When establishing the interest rates and fees (including the amounts of certain fees constituting interest under federal banking laws related to interest rate exportation, such as origination fees, late fees and non-sufficient funds fees) that are charged to borrowers on loans originated through our platform and how such interest rates and fees are structured, our bank partners rely on certain authority under federal law to export the interest rate and fees permitted by the state where each bank partner is located to borrowers in other states. Further, certain of our bank partners and capital sources rely on the ability of subsequent holders of loans to continue charging such rates and fees and to enforce other contractual terms that the applicable bank partners was permitted under federal and applicable state banking laws to charge and enforce at the time of origination following such subsequent holder’s acquisition of the loans. The current annual percentage rates of the installment loans facilitated through our platform, for the year ended December 31, 2023 typically range from approximately 59% to 160%. In some states, the interest rates of certain loans facilitated on our platform exceed the maximum interest rate permitted for consumer loans made by non-bank lenders to borrowers residing in, or that have nexus to, such states. In addition, the rate structures for loans facilitated on our platform may not be permissible in all states for non-bank lenders and/or the amount or structures of certain fees charged in connection with loans facilitated on our platform may not be permissible in all states for non-bank lenders.
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
The scope and validity of the Second Circuit’s Madden decision remain subject to challenge and clarification. For example, the Colorado Administrator of the Colorado Uniform Consumer Credit Code, or the UCCC, reached a settlement with respect to complaints against two digital specialty finance platforms whose business includes the use of bank partners and sale of loans to investors. The complaints included, among other claims, allegations, grounded in the Second Circuit’s Madden decision, that the rates and fees for certain loans could not be enforced lawfully by non-bank purchasers of bank-originated loans. Under the settlement, these banks and nonbank partners committed to, among other things, limit the annual percentage rates, or APR, on loans to Colorado consumers to 36% and take other actions. The nonbanks also agreed to obtain and maintain a Colorado lending license. In Colorado, this settlement might provide a helpful model for what constitutes an acceptable bank partnership model. However, the settlement may also invite other states to initiate their own actions, and set their own regulatory standards through enforcement.
As noted above, federal prudential regulators have also taken actions to address the Madden decision. On May 29, 2020, the OCC issued a final rule clarifying that, when a national bank or savings association sells, assigns, or otherwise transfers a loan, interest permissible before the transfer continues to be permissible after the transfer. That rule took effect on August 3, 2020. Similarly, the FDIC finalized on June 25, 2020 its 2019 proposal declaring that the interest rate for a loan is determined when the loan is made, and will not be affected by subsequent events. On July 29, 2020, California, New York and Illinois filed suit in the U.S. District Court for the Northern District of California to enjoin enforcement of the OCC rule (Case No. 20-CV-5200) and, similarly in the same court, on August 20, 2020 California, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina, and the District of Columbia sought to enjoin enforcement of the FDIC rule (Case No. 20-CV-5860), in each case related to permissible interest rates post-loan transfer on the grounds that the OCC and FDIC exceeded their authority when promulgating those rules. In 2022, the U.S. District Court for the Northern District of California dismissed these challenges; however, there can be no assurance that these regulations will not be challenged in the future.
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

Loans facilitated on our platform by our bank partners are originated in reliance on the fact that our bank partners are the “true lenders” for such loans. That true lender status determines various loan program details and how we operate our business, including that we do not hold licenses required solely for being the party that extends credit to consumers, and that loans facilitated on our platform by our bank partners may involve interest rates and structures (and certain fees and fees structures) permissible at origination only because the loan terms and lending practices are permissible only when the lender is a bank, and/or the disclosures provided to borrowers would be accurate and compliant only if the lender is a bank. Many state consumer financial regulatory requirements, including usury restrictions (other than the restrictions of the state in which a bank partner originating a particular loan is located) and many licensing requirements and substantive requirements under state consumer credit laws, are treated as inapplicable to loans facilitated on our platform by our bank partners based on principles of federal preemption or express exemptions provided in relevant state laws for certain types of financial institutions or loans they originate.
Certain recent litigation and regulatory enforcement has challenged, or is currently challenging, the characterization of bank partners as the “true lender” in connection with programs involving origination and/or servicing relationships between a bank partner and specialty finance platforms or program manager. As noted above, the Colorado Administrator has entered into a settlement agreement with certain banks and nonbanks that addresses this true lender issue. Specifically, the settlement agreement sets forth a safe harbor indicating that a bank that is a party to the settlement may lend in excess of Colorado’s usury rate for nonbanks if certain specific terms and conditions are met. Further, States have enacted, and additional states may enact, laws that seek to deem certain entities to be the lender of a loan and prohibit any evasion or circumvention of state laws regulating consumer lending. For example, in 2021 Maine adopted a law that, among other things, may deem an entity to be the lender of a loan if it (a) holds, acquires or maintains the “predominant economic interest in the loan” or (b) markets, arranges or facilitates the loan and holds the right to purchase the loan or interest in the loan, or (c) based on the totality of the circumstances, appears to be the lender, and the transaction is structured to evade certain statutory requirements. States and consumers could bring lawsuits challenging whether our bank partners that originated through our platform are the “true lenders” and whether the interest rates, fees, and structures of loans originated through our platform comply with federal and state law. For example, in April 2021, the Washington, DC Attorney General filed a lawsuit against us for allegedly deceptively marketing high-cost loans with interest rates above the Washington, DC usury cap. The usury claim was based on an allegation that we and not our partner bank, FinWise, was the “true lender” of these loans, and we were therefore in violation of the district’s usury laws. FinWise has ceased originating loans in Washington D.C. and as a result, we have ceased doing business in Washington, DC. In November 2021, we entered into a Consent Judgment and Order (“Settlement”) with the DC Attorney General to resolve all matters in dispute related to this lawsuit. We deny the allegations in the lawsuit and deny that we violated any law or engaged in any deceptive or unfair practices. The lawsuit was resolved to avoid the expense of protracted litigation, which is often expensive, time-consuming, disruptive to our operations, distracting to management and may involve payment of damages. As part of the settlement, we agreed to, among other things, refrain from certain business activities in the District of Columbia, pay $250,000 to the District of Columbia and provide refunds to certain District of Columbia consumers.
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
While we believe that Program Loans made through the OppFi platform pursuant to the Program are constitutionally and statutorily exempt from the CFL because the Program Loans are made by state-chartered banks located in Utah and because federal law permits state-chartered banks to export the interest rates allowed in their chartering state to any other state in the country, we cannot assure you that we will prevail in our action against the DFPI or that we will not otherwise be unable to prevent the DFPI from enforcing interest rate caps under the CFL against us. As of December 31, 2023, more than 5% of our finance receivables portfolio was related to loans originated in the State of California, and if we become subject to the CFL interest rate cap of 36%, our bank partners’ ability to originate Program Loans in California could suffer. This could have an adverse effect on our relationships with our bank partners and financing sources, who may choose not to finance our purchase of participation interests in loans originated by our bank partners on our platform in California, and our ability to maintain and grow our finance receivables portfolio, and potentially subject us to fines damages, and other penalties or consequences, any of which could have a material adverse effect on our business, results of operations and financial condition.
Regulators and payment processors are scrutinizing certain online lenders’ access to the ACH system to disburse and collect loan proceeds and repayments, and any interruption or limitation on our ability to access this critical system would materially adversely affect our business.
When making loans, we typically use the ACH system to deposit loan proceeds into borrowers’ bank accounts. This includes loans originated by our bank partners. We also depend on the ACH system to collect amounts due on loans by withdrawing funds from borrowers’ bank accounts when the borrower has provided authorization to do so. ACH transactions are processed through banks and may involve other payment processors, and if these banks or payment processors cease to provide ACH processing services or are not allowed to do so, we would have to materially alter, or possibly discontinue, some or all of our business if alternative ACH processors or other payment mechanisms are not available.
In the past, heightened regulatory scrutiny by the U.S. Department of Justice, the FDIC and other regulators has caused some banks and ACH payment processors to cease doing business with consumer lenders who are operating legally, without regard to whether those lenders are complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. These actions have reduced the number of banks and payment processors that provide ACH payment processing services to companies such as ours, could conceivably make it increasingly difficult to find bank partners and payment processors in the future and/or could lead to significantly increased costs for these services. If we are unable to maintain access to needed services on favorable terms, we would have to materially alter, or possibly discontinue, some or all of our business if alternative processors are not available.
If we lost access to the ACH system because our payment processor was unable or unwilling to access the ACH system on our behalf, we would experience a significant reduction in borrower loan payments. Although we would notify borrowers that they would need to make their loan payments via physical check, debit card or other method of payment a large number of borrowers would likely go into default because they are expecting us to arrange automated payment processing through ACH system. Similarly, if regulatory changes limited our access to the ACH system or reduced the number of times ACH transactions could be re-presented, we would experience higher losses.
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
In addition, a number of participants in the consumer financial services industry, ourselves included, have been the subject of putative class action lawsuits, state attorney general actions and other state regulatory enforcement actions and federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury and disclosure laws and allegations of noncompliance with various state and federal laws and regulations relating to originating, servicing and collecting consumer finance loans and other consumer financial services and products. The current regulatory environment of increased regulatory compliance efforts and enhanced regulatory enforcement has resulted in us undertaking significant time-consuming and expensive operational and compliance improvement efforts, and in some cases litigation to assert our rights under existing laws, which may delay or preclude our or our bank partners’ ability to provide certain new products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial protection statutes may result in a separate fine assessed for each statutory and regulatory violation or substantial damages from class action lawsuits, potentially in excess of the amounts we earned from the underlying activities.
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
We are subject to or facilitate compliance with a variety of federal, state, and local laws, including those related to consumer protection, privacy and loan financings, and if we fail to comply with such laws, our business could be adversely affected.
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
• state financial privacy laws in California, Vermont and a limited number of other states that require financial institutions to obtain opt-in consent before sharing a consumer’s nonpublic financial information with nonaffilaited third parties;
• limited provisions of the California Consumer Privacy Act (CCPA), including provisions enforceable by California’s new privacy agency and its Department of Justice that require specific privacy policy disclosures and give consumers the right to opt out of the sale or sharing of personal information for certain behavioral advertising purposes, and which also includes a private right of action for negligent data breaches, all of which are subject to civil and administrative penalties and statutory damages (for private right of action) assessed on a per-consumer or per-incident basis, in addition to actual damages and injunctive relief;
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
We may not always have been, and may not always be, in compliance with these and other applicable laws, regulations and rules. Compliance with these requirements is also costly, time-consuming and limits our operational flexibility. Even if we believe we are in compliance with applicable laws, regulators may assert that we are not in compliance with such laws, and we have and may in the future be required to seek redress against regulators through legal action or otherwise, which could be costly and time-consuming. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the consumer financial services industry in ways that make it more difficult or costly for us to offer our platform and related services or facilitate the origination of loans for our bank partners. These laws also are often subject to changes that could severely limit the operations of our business model. For example, in July 2021, a bill was reintroduced in the U.S. Senate that would create a national cap of 36% APR on most consumer loans, and 18 states and Washington, D.C. have enacted interest rate caps on certain types of consumer loans. Although the proposed national rate cap may never be enacted into law, if such a bill were to be enacted, it would greatly restrict the number of loans that could be funded through our platform. In another example, in June 2023, Colorado enacted a law to opt out from interest rate preemption afforded state-chartered banks with respect to installment loans made in Colorado, pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980. The law becomes effective July 1, 2024. Iowa and Puerto Rico also have exercised this opt out. Other states and jurisdictions are considering similar legislation. If other states or jurisdictions adopt similar legislation, it may limit the interest rates that could be charged on new loans made in such states by state chartered banks that originate loans on our platform and may restrict the number of loans that could be funded through our platform. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex, and following the financial crisis that began in 2008 and the financial distress experienced by many consumer as a result of the COVID-19 pandemic, supervisory efforts to apply relevant laws, regulations and policies have become more intense. Additionally, states are increasingly introducing and, in some cases, passing laws that restrict interest rates and APRs on loans similar to the loans made on our platform. For example, in California the DFPI is considered a “mini-CFPB” because it has sought to increase oversight over bank partnership relationships and strengthen state consumer protection authority of state regulators to police debt collections and unfair, deceptive or abusive acts and practices. Additionally, voter referendums have been introduced and, in some cases, passed restrictions on interest rates and/or APRs. If such legislation or bills were to be propagated, or state or federal regulators seek to restrict regulated financial institutions such as our bank partners from engaging in business us in certain ways, our bank partners’ ability to originate loans in certain states could be greatly reduced, and as a result, our business, financial condition and results of operations would be adversely affected.
Where applicable, we seek to comply with state broker, credit service organization, small loan, finance lender, servicing, collection, money transmitter and similar statutes. Nevertheless, if we are found to not comply with applicable laws, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by other state regulatory agencies, face other sanctions or be required to obtain a license in such jurisdiction, which may have an adverse effect on our ability to continue to facilitate loans, perform our servicing obligations or make our platform available to consumers in particular states, which may harm our business. Further, failure to comply with the laws and regulatory requirements applicable to our business and operations may, among other things, limit our ability to collect all or part of the principal of or interest on loans facilitated on our platform. In addition, non-compliance could subject us to civil penalties, damages, revocation of required licenses, class action lawsuits, administrative enforcement actions and civil and criminal liability, all of which would harm our business.
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
The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under federal consumer financial protection laws, such as Regulation Z (implementing the Truth in Lending Act), Regulation B (implementing ECOA), Regulation V (implementing the Fair Credit Reporting Act), and Regulation E (implementing the Electronic Fund Transfer Act), among other regulations, and to enforce compliance with those laws. The CFPB supervises banks, thrifts and credit unions with assets over $10 billion and examines certain of our bank partners. Further, the CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-term, small dollar lenders, and larger participants in other areas of financial services. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including our loan products. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine or suspect, as a result of information provided through its complaint system, that we were engaging in activities that pose risks to consumers.
Only one digital specialty finance platforms has ever received a no-action letter from the CFPB with respect to ECOA compliance as it pertains to underwriting applicants for unsecured non-revolving credit, and there continues to be uncertainty about the future of the CFPB and as to how its strategies and priorities, including in both its examination and enforcement processes, will impact our business and our results of operations going forward. In addition, evolving views regarding the use of alternative variables and machine learning in assessing credit risk and/or stated focus of the Administration and CFPB leadership on fair lending could result in the CFPB taking actions that result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. The CFPB could also implement rules that restrict our effectiveness in servicing our financial products and services. Although we have committed resources to enhancing our compliance programs, any actions by the CFPB (or other regulators) against us, our bank partners or our competitors could discourage the use of our services or those of our bank partners, which could result in reputational harm, a loss of bank partners, borrowers or capital sources, or discourage the use of our or their services and adversely affect our business. If the CFPB changes regulations or modifies through supervision or enforcement past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. This is particularly true with respect to the application of ECOA and Regulation B to credit risk models that rely upon alternative variables and machine learning, an area of law where regulatory guidance is currently uncertain and still evolving, and for which there are not well-established regulatory norms for establishing compliance. If future regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse effect on our business. If the CFPB, or another regulator, were to issue a consent decree or other similar order against us or our competitors, this could also directly or indirectly affect our results of operations.
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
We receive, transmit and store a large volume of personally identifiable information and other sensitive data from applicants and borrowers. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and sensitive data. Specifically, cybersecurity and data privacy issues, particularly with respect to personally identifiable information are increasingly subject to legislation and regulations to protect the privacy and security of personal information that is collected, processed and transmitted. For example, the Gramm-Leach-Bliley Act or the GLBA includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information. Financial privacy laws in some states provide additional limitations on the use of nonpublic personal information, including requiring opt-in consent before it can be disclosed to nonaffiliated entities. In addition, the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020 and applies to employees, business contacts, job applicants, and certain personal data not subject to the GLBA, requires, among other things, that covered companies provide detailed disclosures to California residents and afford California residents rights to access, delete and correct their personal information as well as the right to opt out of the sale of their personal information or the disclosure of their personal information to third parties for cross-context behavioral advertising. Additionally, other U.S. states are proposing and enacting laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. Compliance with current and future borrower privacy data protection and information security laws and regulations could result in higher compliance, technical or operating costs. Further, any actual or perceived violations of these laws and regulations may require us to change our business practices, data infrastructure or operational structure, address legal claims and regulatory investigations and proceedings and sustain monetary penalties and/or other harms to our business. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or change our business practices or privacy policies.
The Federal Trade Commission (FTC) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of personally identifiable information, including financial information. For instance, the FTC published an advance notice of proposed rulemaking on commercial surveillance and data security in 2022 and may implement new trade regulation rules or other regulatory alternatives relating to the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive in the coming years. Privacy laws require us to publish statements describing how we handle personal information and choices individuals may have concerning the way we handle their personal information. Violating individuals’ privacy rights, publishing false or misleading information about security practices, or failing to take appropriate steps to keep individuals’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. Federal regulators, state attorneys general and plaintiffs’ attorneys have been and will likely continue to be active in this space, and if we do not comply with existing or new laws and regulations related to personally identifiable information, we could be subject to criminal or civil sanctions.
In addition, there has been a noticeable increase in class actions in the U.S. where plaintiffs have utilized a variety of laws, including state wiretapping laws, in relation to the use of tracking technologies, such as cookies and pixels. Actual, potential, or perceived violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies and processing of personal data, as well as civil claims including class actions, reputational damage and ongoing compliance costs, any of which could harm our business, results of operations and financial condition.
As the regulatory framework for machine learning technology evolves, our business, financial condition and results of operations may be adversely affected.
The regulatory framework for machine learning technology, particularly when used in connection with the offering of financial services, is developing and being discussed by several regulatory agencies, including the CFPB. It is possible that in the coming years ahead, new laws and regulations will be adopted in the United States, or existing laws and regulations may be interpreted in new ways, both of which could affect the operation of our platform and the way in which we use machine learning technology, including with respect to fair lending laws. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
If we are required to register under the Investment Company Act, our ability to conduct business could be materially adversely affected.
The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. In general, an “investment company” is a company that holds itself out as an investment company or holds more than 40% of the total value of its assets (minus cash and government securities) in “investment securities.” We believe we are not an investment company. We do not hold ourselves out as an investment company. We understand, however, that the loans held on our balance sheet could be viewed by the SEC or its staff as “securities,” which could in turn cause the SEC or its staff to view Opportunity Financial, LLC or an affiliate as an “investment company” subject to regulation under the Investment Company Act. We believe that we have never been an investment company because, among other reasons, we are primarily engaged in the business of providing a specialty finance platform to banks. If we were ever deemed to be in non-compliance with the Investment Company Act, we could also be subject to various penalties, including administrative or judicial proceedings that might result in censure, fine, civil penalties, cease-and-desist orders or other adverse consequences, as well as private rights of action, any of which could materially adversely affect our business.
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
Events of default or breaches of financial, performance or other covenants, or worse than expected performance of certain pools of loans underpinning our credit facilities, could reduce or terminate our access to funding from such facilities. Loan performance is dependent on a number of factors, including the predictiveness of our models and social and economic conditions. The availability and capacity of sources of capital also depends on many factors that are outside of our control, such as credit market volatility and regulatory reforms. In the event that we do not maintain adequate sources of capital, we may not be able to maintain the necessary levels of funding to retain current loan volume, which could adversely affect our business, financial condition and results of operations.
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
Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. As of December 31, 2023, we had approximately $333 million outstanding principal under these term loans and revolving credit facilities. These borrowings are generally secured by all the assets of the company that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to our SPEs. These credit agreements contain operating and financial covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain transactions and limitations on distributions and stock repurchases. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our credit agreements, requiring a waiver from our lenders. Our ability to comply with or renegotiate these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under such agreements and any future financial agreements into which we may enter. If we were to default on our credit obligations and such defaults were not waived, our lenders may require repayment of any outstanding debt and terminate their agreements with us.
In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. We generally hold these loans or participation rights on our balance sheet until we can liquidate them. As of December 31, 2023, outstanding borrowings under these warehouse credit facilities were $283 million. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information about our term loans and revolving loan facilities.
Our warehouse credit facilities impose operating and financial covenants on the SPEs, and under certain events of default, the lenders could require that all outstanding borrowings become immediately due and payable or terminate their agreements with us. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our credit facilities, requiring waivers from our lenders. If we are unable to repay our obligations at maturity or in the event of default, the borrowing SPEs may have to liquidate the loans or participation rights held as collateral at an inopportune time or price or, if the lender liquidated the loans or participation rights, the SPE, and in certain situations we, would have to pay any amount by which the original purchase price exceeded their sale price. An event of default would negatively impact our ability to originate loans on our platform and purchase participation rights in loans originated by our bank partners on our platform and require us to rely on alternative funding sources, which might increase our costs or which might not be available when needed. If we were unable to arrange new or alternative methods of financing on favorable terms, we might have to curtail our specialty finance programs, which could have an adverse effect on our and our bank partners’ ability or willingness to originate new loans, which in turn would have an adverse effect on our business, results of operations and financial condition.
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
Our results of operations depend to a great extent on our net interest and loan related income, which is related to the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as borrowings under our credit facilities. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates. The interest rates of borrowings under some of our credit facilities are based on floating interest rates and are sensitive to factors that are beyond our control, including domestic and international economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve. The monetary policies of the Federal Reserve, implemented through open market operations, the federal funds rate targets, the discount rate for banking borrowings and reserve requirements, affect prevailing interest rates. For instance, between August 2019 and March 2020, the Federal Open Market Committee of the Federal Reserve Board decreased its target range for short-term interest rates by 200 basis points, while between March 2022 and December 2023, it raised interest rates by 525 basis points and indicated that further changes may occur in 2024. A material change in any of these policies could affect the cost of borrowings under our credit facilities which in turn could have an adverse effect on our business, results of operations and financial condition.
We may need to raise additional funds in the future, including through equity, debt or convertible debt financings, to support business growth and those funds may not be available on acceptable terms, or at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new loan products, enhance our models, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity, debt or convertible debt financings to secure additional funds. If we raise additional funds by issuing equity securities or securities convertible into equity securities, the combined company’s stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.
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
At December 31, 2023, (i) the Company’s public stockholders owned approximately 17.0% of the Company’s Common Stock and the Members owned approximately 83.0% of the Company’s Common Stock. The ownership percentage does not take into account (i) the Warrants; (ii) the issuance of any shares under the OppFi Inc. 2021 Equity Incentive Plan or the OppFi Inc. 2021 Employee Stock Purchase Plan; or (iii) any shares of Class A Common Stock that may be repurchased pursuant to the Repurchase Program (as defined below). To the extent that any shares of Class A Common Stock are issued upon exercise of the Warrants or pursuant to our incentive plan or employee stock purchase plan, current stockholders may experience substantial dilution, and to the extent any shares of Class A Common Stock are repurchased pursuant to the Repurchase Program, the relative ownership interest of the Members will increase. This dilution, or increase in the relative ownership interest of the Members could, among other things, further limit the ability of our current stockholders to influence management of our company.
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
As of December 31, 2023, approximately 66.4 million Retained OppFi-LLC Units (“Initial Shares”) may be exchanged for shares of our Class A Common Stock by the Members pursuant to the Members’ Exchange Rights, and may be sold without any contractual restriction by the Members. Pursuant to the lock-up restrictions agreed to in connection with the Investor Rights Agreement, beginning on the nine month anniversary of the Closing (unless earlier waived by the Company in its capacity as the sole manager of OppFi-LLC), or with respect to the Earnout Units, on such later date the Earnout Units are earned in accordance with the Business Combination Agreement, all of the Retained OppFi-LLC Units held by the Members may be exchanged, upon the exercise of such Members’ Exchange Rights, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the OppFi-LLC A&R LLCA. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Initial Shares and the Earnout Units), the Members will own 83.0% of our Class A Common Stock.

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
The amount and frequency of our share repurchases may fluctuate, and we cannot guarantee that we will continue to repurchase shares of our Class A Common Stock , or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and will diminish our cash reserves.
In January 2022, we announced a program to repurchase up to $20.0 million in the aggregate of shares of Class A Common Stock (“Repurchase Program”). The Repurchase Program expired in December 2023. As of the expiration, we had purchased approximately $2.5 million of shares of Class A Common Stock under the Repurchase Program. There can be no guarantee that the Board will approve a new share repurchase program. Any decision to approve a new share repurchase program will be made by the Board from time to time based on the Board's evaluation of the best interests of the Company and our stockholders.
We cannot guarantee that any additional shares of Class A Common Stock will be repurchased under a new repurchase program or that it will enhance long-term stockholder value. The timing and amount of any repurchases will depend on market conditions and other requirements. A new repurchase program could affect the trading price of our securities and increase volatility, and any announcement of a pause in, or termination of, a program may result in a decrease in the trading price of our securities. In addition, a new repurchase program could diminish our cash reserves.
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
The price of our securities may fluctuate. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the Over-the-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited. You may be unable to sell your securities unless a market for such securities can be sustained.
The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on any investment in our securities which may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.

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
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. For example, the volatility resulting from the failures of SVB and Signature Bank particularly impacted the price of securities issued by financial institutions and participants in the financial services industry generally, including ours. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
The SCG Holders and their affiliates collectively hold 83.0% of total voting power of all outstanding shares of Common Stock, voting together as a single class. Additionally, the Company has entered into the Investor Rights Agreement, pursuant to which the SCG Holders’ Representative has the right to nominate five directors to the Board.
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
As of December 31, 2023, approximately 66.4 million Initial Shares may be exchanged for shares of our Class A Common Stock by the Members pursuant to the Members’ Exchange Rights, and may be sold without any contractual restriction by the Members. Pursuant to the lock-up restrictions agreed to into in connection with the Investor Rights Agreement, beginning on the nine month anniversary of the Closing (unless earlier waived by the Company in its capacity as the sole manager of OppFi-LLC), or with respect to the Earnout Units, on such later date the Earnout Units are earned in accordance with the Business Combination Agreement, each Retained OppFi-LLC Unit (other than the Initial Shares) held by the Members may be exchanged, upon the exercise of such Members’ Exchange Rights, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the OppFi-LLC A&R LLCA. The deemed exchanges in the business combination and any exchanges pursuant to the OppFi-LLC A&R LLCA, are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of OppFi-LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY

Cybersecurity Risk Management and Strategy

We confront substantial cybersecurity risks driven by various factors. These risks are rooted in the wide range of systems we must safeguard against cyberattacks, further exacerbated by the complexity and technical sophistication of our products and systems. Additionally, our reliance on third-party products, services, and components adds complexity to our risk landscape.

In response, we have adopted a cybersecurity program to manage cybersecurity risks, prioritizing the protection of data entrusted to us by our customers and other stakeholders. We employ various mechanisms, controls, technologies, and processes aimed at assessing, identifying, and managing these risks.

Our cybersecurity program is rooted in industry best practices, drawing upon frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization, and other relevant industry standards. This does not mean that we meet any particular technical standards, specifications, or requirements, but only that we use these standards as a guide to help us design and assess our program.

Our policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program. Regular cybersecurity risk assessments are conducted, leveraging both internal and external sources of information to drive alignment on initiatives aimed at enhancing security controls. We maintain a cybersecurity incident response plan that identifies the activities and escalation processes to be implemented upon detection of a cybersecurity incident, and we regularly test and evaluate the effectiveness of such plan.

Technical safeguards undergo periodic assessment and enhancement designed to protect information systems from cybersecurity threats, utilizing vulnerability assessments, threat intelligence, and incident response experience. Our policies also mandate that our employees contribute to our security efforts. We regularly remind our employees of the importance of handling and protecting customer and employee data through quarterly security training and testing, aimed at enhancing employee awareness and improving their ability to detect and respond to cybersecurity threats.

Additionally, controls have been implemented that are designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Certain providers undergo security risk assessments upon onboarding and upon detection of an increase in their risk profile. Our risk assessments utilize various inputs, including information supplied by the providers and third parties. Furthermore, we mandate that our providers meet appropriate security requirements, controls, and responsibilities. We also investigate security incidents impacting our third-party providers as necessary.

Our cybersecurity policies, standards, processes and practices are regularly assessed by external consultants and auditors. These assessments include a variety of activities including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. For example, for the last three years, we conducted an independent cyber security risk assessment to assess our cybersecurity maturity against the NIST cybersecurity framework. The results of significant assessments are reported to management and our Audit Committee. Cybersecurity processes are adjusted based on the information provided from these assessments.

For more information on our cybersecurity risks that may materially affect us, please refer to the section titled “Risk Factors – Security breaches of borrowers’ confidential information that we store may harm our reputation, adversely affect our results of operations and expose us to liability – and – If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business.” While to date we have not identified any breaches from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, the sophistication of cybersecurity threats continues to increase, and the preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our program is designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner, which could result in substantial expenses and reputational damage.

Cybersecurity Governance

Our Board of Directors and management are actively involved in the oversight of our risk management program, with cybersecurity representing a critical component to ensure alignment with our strategic objectives. The Audit Committee directly oversee and regularly review our cybersecurity program, receiving periodic reports from our Chief Information Security Officer (“CISO”) on various matters including risk assessment results, progress of risk reduction initiatives, feedback from external auditors, control maturity assessments, and relevant internal and industry cybersecurity incidents.

While our Board of Directors has overall responsibility for the oversight of our enterprise-wide risk management, of which cybersecurity risk management is one component, our management team is responsible for day-to-day risk management, including the implementation of our cybersecurity program. We have established an information security council (the “Information Security Council”), with full participation from our senior management team, to serve as the steward of our information security program. Designed to meet quarterly or more frequently as needed, the council reviews security performance metrics, stays abreast of industry trends and regulatory changes, and evaluates progress on security initiatives. The council plays a crucial role in promoting a culture of security awareness and ensuring OppFi remains resilient against evolving cyber threats.

Our corporate information security organization manages and continually enhances a robust enterprise security structure with the goal of averting cybersecurity incidents while increasing our system resilience to minimize the business impact should an incident occur. Led by our CISO, who reports to the Chief Technology Officer (“CTO”), our corporate information security organization is composed of seasoned professionals, some holding certifications such as Certified Information Systems Security Professional or Certified Information Security Manager. Our CTO has served in various leadership roles in information technology for over 20 years, including a nine-year tenure as the Chief Technology Officer at a fintech company. He holds a bachelor's degree in computer engineering and a master's degree in information systems. Our CISO, with over 20 years of leadership experience in IT and security, was a CISO at a financial services company before joining OppFi. She has an MBA and a master's degree in Computer Information Systems and is a Certified Information Security Manager (CISM). Additionally, both the CISO and CTO are members of the Information Security Council, providing regular updates to our senior management team regarding our cybersecurity program, mitigation strategy, and progress.

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

ITEM 3.    LEGAL PROCEEDINGS
See “Legal contingencies” of Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholders
The Company’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “OPFI.” As of March 22, 2024, there were 32 stockholders of record of our Class A Common Stock and 1 stockholder of record of our Class V Voting Stock. In addition to holders of record of our Class A Common Stock, we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock is held of record by banks, brokers, and other financial institutions.

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

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
On January 6, 2022, OppFi announced that its Board of Directors (“Board”) had authorized the Repurchase Program. The Repurchase Program expired in December 2023. There was no repurchase activity during the fourth quarter of 2023.

Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to equity compensation plans will be set forth in the Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2023.

ITEM 6.     [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
OVERVIEW

OppFi is a tech-enabled, mission-driven specialty finance platform that broadens the reach of community banks to extend credit access to everyday Americans. The Company’s platform powers banks to offer accessible lending products through its proprietary technology and top-rated customer experience. OppFi’s primary mission is to facilitate financial inclusion and credit access to the 63 million everyday Americans who are credit marginalized with digital specialty finance products and an unwavering commitment to its customers.

OppFi works with banks to facilitate short-term credit options for everyday Americans who lack access to mainstream financial products. OppFi’s specialty finance platform focuses on helping these consumers rebuild their financial health. Customers on OppFi’s platform benefit from a highly automated, transparent, efficient, and fully digital experience. The banks that work with OppFi benefit from its turn-key, outsourced marketing, data science, and proprietary technology to digitally acquire, underwrite and service these consumers.

OppFi’s primary products are offered by its OppLoans platform. Customers on this platform are U.S. consumers, who are employed, have bank accounts, and generally earn median wages. The average installment loan facilitated by OppFi is approximately $1,500, payable in installments and with an average contractual term of 11 months. Neither SalaryTap nor OppFi Card contributed meaningfully to OppFi’s results during the year ended December 31, 2023.

On the Closing Date, OppFi completed the Business Combination. At the Closing, FGNA changed its name to “OppFi Inc.” OppFi’s Class A Common Stock and Public Warrants are listed on the NYSE under the symbols “OPFI” and “OPFI WS,” respectively.

Unless the context otherwise requires, all references in this section to “OppFi” or the “Company” refer OppFi-LLC and its subsidiaries prior to the Closing, or to OppFi Inc. and its subsidiaries from and after the Closing. See Item 1. “Business” for more information.

HIGHLIGHTS

Our financial results as of and for the year ended December 31, 2023 are summarized below:
•Basic and diluted loss per share of $0.06 and $0.06 for the year ended December 31, 2023, respectively;
•Adjusted earnings per share (“Adjusted EPS”)(1) of $0.51 for the year ended December 31, 2023;
•Ending receivables increased 4% to $416.5 million from $402.2 million as of December 31, 2023 and 2022, respectively;
•Total revenue increased 12% to $508.9 million from $452.9 million for the years ended December 31, 2023 and 2022, respectively;
•Net income of $39.5 million for the year ended December 31, 2023, an increase of $36.1 million from $3.3 million for the year ended December 31, 2022; and
•Adjusted net income (“Adjusted Net Income”)(1) of $43.3 million for the year ended December 31, 2023, an increase of $38.4 million from $5.0 million for the year ended December 31, 2022.

(1) Adjusted EPS and Adjusted Net Income are not prepared in accordance with the United States Generally Accepted Accounting Principles (“GAAP”). For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see the section titled “Non-GAAP Financial Measures” below.
Key Performance Metrics

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the years ended December 31, 2023 and 2022.

The key performance metrics presented are for the OppLoans product only and exclude the SalaryTap and OppFi Card products. Prior period metrics currently presented may differ slightly than previously reported due to the exclusion of SalaryTap and OppFi Card.

Total Net Originations

We measure originations to assess the growth trajectory and overall size of our loan portfolio. There is a direct correlation between origination growth and revenue growth. We include both bank partner originations as well as those originated by us directly. OppFi ended its direct lending program during 2023 and exclusively utilizes a bank partner model, as of December 31, 2023. Loans are considered to be originated when the contract is signed between us and the prospective borrower. The vast majority of our originations ultimately disburse to a borrower, but disbursement timing lags that of originations. Originations may be useful to an investor because they help understand the growth trajectory of our revenues.

The following table presents total net originations (defined as gross originations net of transferred balance on refinanced loans), percentage of net originations by bank partners, and percentage of net originations by new loans for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Total net originations	$747,839	$752,918	$(5,079)	(0.7)%
Percentage of net originations by bank partners	97.7%	94.6%	N/A	3.3%
Percentage of net originations by new loans	43.6%	51.2%	N/A	(14.8)%

Net originations decreased to $747.8 million for the year ended December 31, 2023 from $752.9 million for the year ended December 31, 2022. Despite greater application volume, the 0.7% decrease was driven by relatively tighter credit standards with the qualified rate (defined as qualified applications over total applications) dropping year over year.

Total net originations by our bank partners increased to 97.7% for the year ended December 31, 2023 from 94.6% for the year ended December 31, 2022. The 3.3% increase is due to our origination mix continuing to shift towards a servicing / facilitation model for bank partners from a direct origination model.

Total net originations of new loans as percentage of total loans decreased to 43.6% for the year ended December 31, 2023 from 51.2% for the year ended December 31, 2022. The decrease is a result of credit adjustments midway through 2022 causing a lower qualified rate on new loans as well as marketing campaigns targeting email engagement rates in the refinance population.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of December 31, 2023 and 2022 (in thousands):

	As of December 31,		Change
	2023	2022	$	%
Ending receivables	$416,463	$402,180	$14,283	3.6%

Ending receivables increased to $416.5 million as of December 31, 2023 from $402.2 million as of December 31, 2022. The 3.6% increase was primarily driven by a higher receivables balance to begin the year in 2023 relative to 2022 as well as a healthier portfolio leading to less charge-offs year over year.

Average Yield

Average yield represents interest income from the period as a percent of average receivables. Receivables are defined as the unpaid principal balances of loans. The following table presents average yield for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	%
Average yield	127.3%	120.0%	6.1%

Average yield increased to 127.3% for the year ended December 31, 2023 from 120.0% for the year ended December 31, 2022. The 6.1% increase was driven by a decrease in delinquent loans in the portfolio that were not accruing interest and a decrease in enrollment in our hardship and assistance programs, which provide payment relief due to natural disasters, loss of income, increase in expenses, or other unpredictable events such as COVID-19, as well as a relative shift away from states with lower interest rates.

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

The following table presents net charge-offs as a percentage of average receivables for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	%
Net charge-offs as % of average receivables	55.4%	61.9%	(10.5)%

Net charge-offs as a percentage of average receivables decreased by 10.5% to 55.4% for the year ended December 31, 2023 from 61.9% for the year ended December 31, 2022. The decrease for the year ended December 31, 2023 is a combination of the lower quality loans originated prior to credit adjustments midway through 2022 having charged off and higher quality loans being originated following the credit adjustments.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan advocate or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	%
Auto-approval rate	71.9%	65.3%	10.1%

Auto-approval rate increased by 10.1% for the year ended December 31, 2023 to 71.9% from 65.3% for the year ended December 31, 2022, driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2023 and 2022

The following table presents our consolidated results of operations for the years ended December 31, 2023 and 2022 (in thousands, except number of shares and per share data).

	Year Ended December 31,		Change
	2023	2022	$	%
Interest and loan related income	$505,430	$451,448	$53,982	12.0%
Other revenue	3,519	1,411	2,108	149.4
Total revenue	508,949	452,859	56,090	12.4
Change in fair value of finance receivables	(231,419)	(233,959)	2,540	(1.1)
Provision for credit losses on finance receivables	(4,348)	(1,940)	(2,408)	124.1
Net revenue	273,182	216,960	56,222	25.9
Expenses:
Sales and marketing	46,222	54,407	(8,185)	(15.0)
Customer operations	41,559	42,314	(755)	(1.8)
Technology, products, and analytics	39,161	33,439	5,722	17.1
General, administrative, and other	53,135	57,980	(4,845)	(8.4)
Total expenses before interest expense	180,077	188,140	(8,063)	(4.3)
Interest expense	46,750	35,162	11,588	33.0
Total expenses	226,827	223,302	3,525	1.6
Income (loss) from operations	46,355	(6,342)	52,697	830.9
Change in fair value of warrant liabilities	(4,976)	9,352	(14,328)	(153.2)
Other income	431	53	378	713.2
Income before income taxes	41,810	3,063	38,747	1265.0
Income tax expense (benefit)	2,331	(277)	2,608	941.5
Net income	39,479	3,340	36,139	1082.0
Less: net income (loss) attributable to noncontrolling interest	40,484	(3,758)	44,242	1177.3
Net (loss) income attributable to OppFi Inc.	$(1,005)	$7,098	$(8,103)	(114.2)%

(Loss) earnings per share attributable to OppFi Inc.:
(Loss) earnings per common share:
Basic	$(0.06)	$0.51
Diluted	$(0.06)	$0.05
Weighted average common shares outstanding:
Basic	16,391,199	13,913,626
Diluted	16,391,199	84,256,084

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based on the interest method. We also earn revenue from referral fees related primarily to our turn-up program, which represented 0.3% of total revenue for the year ended December 31, 2023.

Total revenue increased by $56.1 million, or 12.4%, to $508.9 million for the year ended December 31, 2023 from $452.9 million for the year ended December 31, 2022. The increase was due to higher average receivables balances throughout the year as well as stronger payment activity driving a higher yield on the balances.

Change in Fair Value and Provision for Credit Losses on Finance Receivables

Commencing on January 1, 2021, we elected the fair value option on the OppLoans installment product. To derive the fair value, we generally utilize discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that we believe a market participant would require based on the risk characteristics of the loans. We did not elect the fair value option on our SalaryTap and OppFi Card finance receivables, which are carried at amortized cost, net of allowance for credit losses.

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $231.4 million for the year ended December 31, 2023, which was comprised of $220.9 million of net charge-offs and a fair market value adjustment of $10.5 million, down from $234.0 million for the year ended December 31, 2022, which was comprised of $232.3 million of net charge-offs and a fair market value adjustment of $1.7 million. The fair value mark decreased primarily due to an increase in the default rate, partially offset by an increase in the weighted average interest rate of the portfolio.

Provision for credit losses on finance receivables consists of gross charge-offs incurred in the period, net of recoveries, plus the change in allowance for credit losses for our SalaryTap and OppFi Card products. Provision for credit losses on finance receivables increased by $2.4 million to $4.3 million for the year ended December 31, 2023, from $1.9 million for the year ended December 31, 2022. Provision for credit losses on finance receivables for the year ended December 31, 2023 increased due to higher charge-offs throughout the year, particularly due to the OppFi Card portfolio.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and total provision costs. Total net revenue increased by $56.2 million, or 25.9%, to $273.2 million for the year ended December 31, 2023 from $217.0 million for the year ended December 31, 2022. This increase was mainly due to the increase in total revenue.

Expenses

Expenses include costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and general, administrative, and other expenses.

Expenses increased by $3.5 million, or 1.6%, to $226.8 million for the year ended December 31, 2023 from $223.3 million for the year ended December 31, 2022. The increase in expenses was primarily related to elevated interest expense as a result of increased debt draws to support higher receivables balances and a rising interest rate environment and higher professional fees related to accounting, legal, and staffing matters. The increase was partially offset by lower direct marketing costs resulting from lower total originations as well as a relative shift in originations towards lower-cost refinance loans. Despite the overall increase in expenses, expenses as a percent of total revenue decreased from 49.3% to 44.6% for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Income (Loss) from Operations

Income (loss) from operations is the difference between net revenue and expenses. Total income from operations increased by $52.7 million to $46.4 million for the year ended December 31, 2023 from loss from operations of $6.3 million for the year ended December 31, 2022. This increase was due to higher net revenue outweighing higher total expenses for the year ended December 31, 2023 as a result of the reasons discussed above.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities totaled $(5.0) million for the year ended December 31, 2023 and $9.4 million for the year ended December 31, 2022. These warrant liabilities arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Other Income

Other income totaled $0.4 million for the year ended December 31, 2023 and $0.1 million for the year ended December 31, 2022. For the year ended December 31, 2023, other income includes the $0.3 million in income related to the Company subleasing one floor of its office space and $0.1 million from the gain on partial loan forgiveness of the secured borrowing payable. For the year ended December 31, 2022, other income includes the income related to the Company subleasing one floor of its office space.

Income Before Income Taxes

Income before income taxes is the sum of income (loss) from operations, the change in fair value of warrant liabilities, and other income. Income before income tax increased by $38.7 million to $41.8 million for the year ended December 31, 2023 from $3.1 million for the year ended December 31, 2022.

Income Tax Expense (Benefit)

OppFi Inc. recorded an income tax expense of $2.3 million for the year ended December 31, 2023, an increase of $2.6 million from income tax benefit of $0.3 million for the year ended December 31, 2022. This increase was largely attributed to the change in fair value of warrant liabilities.

Net Income

Net income increased by $36.1 million to $39.5 million for the year ended December 31, 2023, from $3.3 million for the year ended December 31, 2022 for all of the reasons stated above.

Net (Loss) Income Attributable to OppFi Inc.

Net loss attributable to OppFi Inc. was $1.0 million for the year ended December 31, 2023, down from net income attributable to OppFi Inc. of $7.1 million for the year ended December 31, 2022. Net (loss) income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company, the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, and the Company’s approximate percentage interest in the non-controlling interest. For the year ended December 31, 2023, the underlying income or expense components that are attributable to OppFi Inc. include the loss on change in fair value of warrant liabilities of $5.0 million, tax expense of $2.1 million, general and administrative expense of $0.6 million, and board fees of $0.4 million, for total loss attributable to OppFi Inc. of $8.1 million. The loss also includes OppFi Inc.’s percentage interest in the income attributable to non-controlling interest of $7.1 million, for net loss attributable to OppFi Inc. of $1.0 million. For the year ended December 31, 2022, the underlying income or expense components that are attributable to OppFi Inc. include the gain on change in fair value of warrant liabilities of $9.4 million and tax benefit of $0.3 million, partially offset by payroll and stock compensation expense of $0.8 million, general and administrative expense of $0.7 million, and board fees of $0.4 million, for total income attributable to OppFi Inc. of $7.8 million. The income also includes OppFi Inc.’s percentage interest in the loss attributable to non-controlling interest of $0.7 million, for net income attributable to OppFi Inc. of $7.1 million.

Diluted Earnings per Share

For the year ended December 31, 2023, the Company’s outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share as the inclusion of these shares would have had an antidilutive effect under the if-converted method. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period. For the year ended December 31, 2022, the Company’s outstanding shares of Class V Voting Stock were included in computing the diluted earnings per share as the inclusion of these shares had a dilutive effect under the if-converted method.

Condensed Balance Sheets

Comparison of the years ended December 31, 2023 and 2022

The following table presents our condensed balance sheet as of December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Assets
Cash and restricted cash	$73,943	$49,670	$24,273	48.9%
Finance receivables at fair value	463,320	457,296	6,024	1.3
Finance receivables at amortized cost, net	110	643	(533)	(82.9)
Other assets	64,170	72,230	(8,060)	(11.2)
Total assets	$601,543	$579,839	$21,704	3.7%
Liabilities and stockholders’ equity
Current liabilities	$26,448	$29,558	$(3,110)	(10.5)%
Other liabilities	40,086	42,183	(2,097)	(5.0)
Total debt	334,116	347,060	(12,944)	(3.7)
Warrant liabilities	6,864	1,888	4,976	263.6
Total liabilities	407,514	420,689	(13,175)	(3.1)
Total stockholders’ equity	194,029	159,150	34,879	21.9
Total liabilities and stockholders’ equity	$601,543	$579,839	$21,704	3.7%

Total cash and restricted cash increased by $24.3 million as of December 31, 2023 compared to December 31, 2022 driven by an increase in received payments relative to originations. Finance receivables at fair value increased by $6.0 million as of December 31, 2023 compared to December 31, 2022 due to strength in issuance volume and decrease in charge-offs throughout the second half of the year. Finance receivables at amortized cost, net decreased by $0.5 million as of December 31, 2023 compared to December 31, 2022 due to the continued rundown of OppFi Card and SalaryTap finance receivables. Other assets decreased by $8.1 million as of December 31, 2023 compared to December 31, 2022 mainly due to a decrease in property, equipment, and software of $3.7 million, a decrease in the operating lease right of use asset of $1.4 million, and a decrease in the deferred tax asset of $1.0 million.

Current liabilities decreased by $3.1 million as of December 31, 2023 compared to December 31, 2022 driven by a decrease in accounts payable of $1.9 million and a decrease in accrued expenses of $1.2 million. Other liabilities decreased by $2.1 million as of December 31, 2023 compared to December 31, 2022 driven by a decrease in the operating lease liability of $1.5 million and a decrease in the tax receivable agreement liability of $0.6 million. Total debt decreased by $12.9 million as of December 31, 2023 compared to December 31, 2022 driven by a decrease in utilization of revolving lines of credit of $12.0 million, paydown of the secured borrowing payable of $0.8 million, and a decrease in notes payable of $0.2 million. Warrant liabilities increased by $5.0 million due to the increase in the valuation of the warrants as of December 31, 2023 compared to December 31, 2022. Total stockholders’ equity increased by $34.9 million as of December 31, 2023 compared to December 31, 2022 driven by net income and stock-based compensation.

NON-GAAP FINANCIAL MEASURES

Comparison of the years ended December 31, 2023 and 2022

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

(in thousands, except share and per share data)	Year Ended December 31,		Variance
(unaudited)	2023	2022	%
Net income	$39,479	$3,340	1082.0%
Income tax expense (benefit)	2,331	(277)	941.5
Debt issuance cost amortization	2,428	2,372	2.4
Other addbacks and one-time expenses, net(a)	12,790	1,180	983.9
Sublease income	(318)	(53)	500.0
Adjusted EBT	56,710	6,562	764.2
Less: pro forma taxes(b)	(13,361)	(1,586)	742.4
Adjusted net income	43,349	4,976	771.2
Pro forma taxes(b)	13,361	1,586	742.4
Depreciation and amortization	12,735	13,581	(6.2)
Interest expense	44,322	32,789	35.2
Business (non-income) taxes	917	934	(1.8)
Adjusted EBITDA	$114,684	$53,866	112.9%

Adjusted earnings per share	$0.51	$0.06
Weighted average diluted shares outstanding	85,051,304	84,256,084

(a) For the year ended December 31, 2023, other addbacks and one-time expenses, net of $12.8 million included a $5.0 million expense related to the change in fair value of the warrant liabilities, $4.1 million in expenses related to provision for credit losses on the OppFi Card finance receivables, $4.1 million in expenses related to stock-based compensation, $1.5 million in expenses related to corporate development, $0.9 million in expenses related to severance and retention, $0.3 million in expenses related to legal fees, a $(3.0) million addback related to the reclassification of OppFi Card finance receivables from assets held for sale to assets held for investment at amortized cost, and a $(0.1) million addback related to partial forgiveness of the secured borrowing payable. For the year ended December 31, 2022, other addbacks and one-time expenses, net of $1.2 million included a $(9.4) million addback related to the change in fair value of the warrant liabilities, a $3.6 million expense related to the impairment of OppFi Card finance receivables as a result of their reclassification as held for sale, $3.4 million in expenses related to stock-based compensation, $3.0 million in expenses related to severance and retention, a $0.5 million expense related to the impairment of the operating lease right of use asset, and $0.1 million in expenses related to legal fees.
(b) Assumes the entire Company is a C-Corp with a tax rate of 23.56% for the year ended December 31, 2023 and a tax rate of 24.17% for the year ended December 31, 2022, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes, in order to allow for a comparison with other publicly traded companies.

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

	Year Ended December 31,
(unaudited)	2023	2022
Weighted average Class A common stock outstanding	16,391,199	13,913,626
Weighted average Class V voting stock outstanding	93,857,926	95,724,487
Elimination of earnouts at period end	(25,500,000)	(25,500,000)
Dilutive impact of restricted stock units	261,595	105,928
Dilutive impact of performance stock units	40,584	9,492
Dilutive impact of employee stock purchase plan	—	2,551
Weighted average diluted shares outstanding	85,051,304	84,256,084

(in thousands, except share and per share data)	Year Ended December 31, 2023		Year Ended December 31, 2022
(unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		85,051,304		84,256,084
Net income	$39,479	$0.46	$3,340	$0.04
Income tax expense (benefit)	2,331	0.03	(277)	—
Debt issuance cost amortization	2,428	0.03	2,372	0.03
Other addbacks and one-time expenses, net	12,790	0.15	1,180	0.01
Sublease income	(318)	—	(53)	—
Adjusted EBT	56,710	0.67	6,562	0.08
Less: pro forma taxes	(13,361)	(0.16)	(1,586)	(0.02)
Adjusted net income	43,349	$0.51	4,976	$0.06

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over three years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Unrestricted cash	$31,791	$16,239
Undrawn debt	$192,333	$136,800

As of December 31, 2023, OppFi had $31.8 million in unrestricted cash, an increase of $15.6 million from December 31, 2022. As of December 31, 2023, OppFi had an additional $192.3 million of unused debt capacity under its financing facilities for future availability, representing a 37% overall undrawn capacity, an increase from $136.8 million as of December 31, 2022. The increase in undrawn debt was driven primarily by the increase in capacity of the revolving credit agreement with affiliates of Atalaya Capital Management in July 2023. Including total financing commitments of $525.0 million, and cash on the balance sheet of $73.9 million, OppFi had approximately $598.9 million in funding capacity as of December 31, 2023.

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

Cash Flows

The following table presents cash provided by (used in) operating, investing and financing activities during the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Net cash provided by operating activities	$296,146	$243,297	$52,849	21.7%
Net cash used in investing activities	(244,292)	(317,244)	72,952	(23.0)
Net cash (used in) provided by financing activities	(27,581)	61,255	(88,836)	(145.0)
Net increase (decrease) in cash and restricted cash	$24,273	$(12,692)	$36,965	291.2%

Operating Activities

Net cash provided by operating activities was $296.1 million for the year ended December 31, 2023. This was an increase of $52.8 million when compared to net cash provided by operating activities of $243.3 million for the year ended December 31, 2022. Cash provided by operating activities increased mainly due to higher net income and less gain from the change in fair value of warrant liabilities compared to the prior year.

Investing Activities

Net cash used in investing activities was $244.3 million for the year ended December 31, 2023. This was a decrease of $73.0 million when compared to net cash used in investing activities of $317.2 million for the year ended December 31, 2022, mainly due to lower finance receivables originated and acquired and higher finance receivables repaid and recovered.

Financing Activities

Net cash used in financing activities was $27.6 million for the year ended December 31, 2023. This was an increase of $88.8 million when compared to net cash provided by financing activities of $61.3 million for the year ended December 31, 2022, primarily due to an increase in member distributions and net payments of senior debt and notes payable, partially offset by a decrease in net payments of secured borrowings payable.

Financing Arrangements

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. See Note 18, Subsequent Events, in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion regarding the Company’s revolving credit agreement with UMB Bank, N.A.

The following is a summary of OppFi’s borrowings as of December 31, 2023 and 2022 (in thousands):

		Borrowing	December 31,	December 31,	Interest Rate as of	Maturity
Purpose	Borrower(s)	Capacity	2023	2022	December 31, 2023	Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$—	$—	$756	15.00%	—
Senior debt
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche A)	$—	$—	$37,500	SOFR plus 7.36%	April 2024
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$125,000	$103,400	$121,647	SOFR plus 6.75%	June 2026
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	$125,000	$37,500	$—	SOFR plus 7.50%	July 2027
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	$—	$—	$—	SOFR plus 0.11% plus 3.85%	February 2024
Revolving line of credit	Opportunity Funding SPE IX, LLC	$150,000	$93,871	$91,871	SOFR plus 7.50%	December 2026
Revolving line of credit	Gray Rock SPV, LLC	$75,000	$48,442	$44,716	SOFR plus 7.25%	April 2025
Total revolving lines of credit		$475,000	$283,213	$295,734

Term loan, net	OppFi-LLC	$50,000	$49,454	$48,954	LIBOR plus 10.00%	March 2025
Total senior debt		$525,000	$332,667	$344,688

Notes payable
Financed insurance premium	OppFi-LLC	$—	$—	$1,616	7.07%	July 2023
Financed insurance premium	OppFi-LLC	$1,449	$1,449	$—	9.70%	June 2024
Total notes payable		$1,449	$1,449	$1,616

LIBOR Transition

In July 2017, the FCA, which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On December 31, 2021, IBA, the administrator of LIBOR, announced plans to cease publication for all USD LIBOR tenors (except the one- and two-week tenors, which ceased on December 31, 2021) on June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York have identified the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. Each of our credit facilities, except for the senior secured multi-draw term loan, provided for the replacement of LIBOR as discussed above in “Financing Arrangements.” As of December 31, 2023, all of our LIBOR-based credit facilities, except for the senior secured multi-draw term loan, have been transitioned to the SOFR. As of December 31, 2023, the senior secured multi-draw term loan agreement was subject to the synthetic LIBOR rates until the senior secured multi-draw term loan agreement is amended. The replacement of LIBOR did not have any material effect on our liquidity or the financial terms of our credit facilities.

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

The following describes the primary inputs to the discounted cash flow analyses that require significant judgment:

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

Warrants: OppFi holds public and private placement warrants that are recorded as a liability on the consolidated balance sheets. These liabilities are subjected to remeasurement at each balance sheet date and are recorded at fair value. We value Public Warrants at market price based on the observable traded price in the marketplace. For Private Placement Warrants, Private Units Warrants and Underwriter Warrants, we estimate the fair value using a Black-Scholes-Merton option-pricing model. This model utilizes observable inputs such as risk-free interest rate and common stock price and unobservable inputs, including expected volatility and dividend yield. These inputs may be influenced by several factors that can change significantly and are difficult to predict. These estimates are inherently risky and require significant judgment on the part of management.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OppFi Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of OppFi Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity/members’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Raleigh, North Carolina
March 27, 2024

OppFi Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2023	2022
Assets
Cash(1)	$31,791	$16,239
Restricted cash(1)	42,152	33,431
Total cash and restricted cash	73,943	49,670
Finance receivables at fair value(1)	463,320	457,296
Finance receivables at amortized cost, net of allowance for credit losses of $346 and $96 as of December 31, 2023 and 2022, respectively	110	643
Settlement receivable(1)	1,904	2,000
Assets held for sale	—	550
Debt issuance costs, net(1)	3,834	4,049
Property, equipment and software, net	10,292	14,039
Operating lease right-of-use assets	12,180	13,587
Deferred tax asset	25,777	26,758
Other assets(1)	10,183	11,247
Total assets	$601,543	$579,839
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable(1)	$4,442	$6,338
Accrued expenses(1)	22,006	23,220
Operating lease liabilities	15,061	16,558
Secured borrowing payable(1)	—	756
Senior debt, net(1)	332,667	344,688
Notes payable	1,449	1,616
Warrant liabilities	6,864	1,888
Tax receivable agreement liability	25,025	25,625
Total liabilities	407,514	420,689
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of December 31, 2023 and 2022, respectively)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 19,554,774 shares issued and 18,850,860 shares outstanding as of December 31, 2023 and 15,464,480 shares issued and 14,760,566 shares outstanding as of December 31, 2022)	2	2
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of December 31, 2023 and 2022, respectively)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 91,898,193 and 94,937,285 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	9	9
Additional paid-in capital	76,480	65,501
Accumulated deficit	(63,591)	(63,546)
Treasury stock at cost, 703,914 shares as of December 31, 2023 and 2022	(2,460)	(2,460)
Total OppFi Inc.'s stockholders' equity (deficit)	10,440	(494)
Noncontrolling interest	183,589	159,644
Total stockholders' equity	194,029	159,150
Total liabilities and stockholders' equity	$601,543	$579,839

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

	December 31,
	2023	2022
Assets of consolidated VIEs, included in total assets above
Cash	$368	$—
Restricted cash	32,782	24,577
Total cash and restricted cash	33,150	24,577
Finance receivables at fair value	417,138	417,476
Settlement receivable	1,904	2,000
Debt issuance costs, net	3,834	4,049
Other assets	7	108
Total assets	$456,033	$448,210
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$5	$109
Accrued expenses	3,614	3,428
Secured borrowing payable	—	756
Senior debt, net	283,213	295,734
Total liabilities	$286,832	$300,027

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Interest and loan related income	$505,430	$451,448	$349,029
Other revenue	3,519	1,411	1,539
	508,949	452,859	350,568
Change in fair value of finance receivables	(231,419)	(233,959)	(85,960)
Provision for credit losses on finance receivables	(4,348)	(1,940)	(929)
Net revenue	273,182	216,960	263,679
Expenses:
Salaries and employee benefits	60,680	59,976	65,049
Direct marketing costs	50,562	58,294	52,462
Interest expense and amortized debt issuance costs	46,750	35,162	24,119
Interest expense - related party	—	—	137
Professional fees	18,027	12,940	18,838
Depreciation and amortization	12,735	13,581	10,282
Technology costs	12,543	13,054	10,064
Payment processing fees	10,439	10,418	7,480
Occupancy	4,431	4,441	3,781
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	(2,983)	—	—
Impairment of assets held for sale	—	3,571	—
Management fees - related party	—	—	350
General, administrative and other	13,643	11,865	13,860
Total expenses	226,827	223,302	206,422
Income (loss) from operations	46,355	(6,342)	57,257
Other (expense) income:
Change in fair value of warrant liabilities	(4,976)	9,352	26,405
Gain on forgiveness of Paycheck Protection Program loan	—	—	6,444
Other income	431	53	—
Income before income taxes	41,810	3,063	90,106
Income tax expense (benefit)	2,331	(277)	311
Net income	39,479	3,340	89,795
Less: net income (loss) attributable to noncontrolling interest	40,484	(3,758)	64,241
Net (loss) income attributable to OppFi Inc.	$(1,005)	$7,098	$25,554

(Loss) earnings per share attributable to OppFi Inc.:
(Loss) earnings per common share:
Basic	$(0.06)	$0.51	$1.93
Diluted	$(0.06)	$0.05	$0.48
Weighted average common shares outstanding:
Basic	16,391,199	13,913,626	13,218,119
Diluted	16,391,199	84,256,084	84,474,039

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity / Members’ Equity
(in thousands, except share data)

											Total
	Preferred Units		Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Stockholders' Equity /
	Units	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings (Deficit)	Stock	Interest	Members' Equity
Balance, December 31, 2020	41,102,500	$6,660	—	$—	—	$—	$352	$92,320	$—	$—	$99,332
Effects of adopting fair value option	—	—	—	—	—	—	—	69,435	—	—	69,435
Net income before transaction	—	—	—	—	—	—	—	44,970	—	—	44,970
Profit interest compensation	—	—	—	—	—	—	229	—	—	—	229
Member contribution	—	200	—	—	—	—	—	—	—	—	200
Member distributions	—	—	—	—	—	—	—	(50,241)	—	(783)	(51,024)
Warrant units exercised	486,852	—	486,852	—	(486,852)	—	5,517	—	—	—	5,517
Reverse recapitalization	(41,589,352)	(6,860)	12,977,690	1	96,987,093	10	52,830	(252,791)	—	148,693	(58,117)
Exchange of Class V shares	—	—	161,767	—	(161,767)	—	233	30	—	(263)	—
Issuance of common stock under equity incentive plan	—	—	5,175	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,511	—	—	—	2,511
Net income after transaction	—	—	—	—	—	—	—	25,554	—	19,271	44,825
Balance, December 31, 2021	—	—	13,631,484	1	96,338,474	10	61,672	(70,723)	—	166,918	157,878
Exchange of Class V shares	—	—	1,401,189	1	(1,401,189)	(1)	2,128	79	—	(2,207)	—
Issuance of common stock under equity incentive plan	—	—	387,180	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	44,627	—	—	—	125	—	—	—	125
Stock-based compensation	—	—	—	—	—	—	3,354	—	—	—	3,354
Purchase of treasury stock	—	—	(703,914)	—	—	—	—	—	(2,460)	—	(2,460)
Member distributions	—	—	—	—	—	—	—	—	—	(1,309)	(1,309)
Tax receivable agreement	—	—	—	—	—	—	(1,778)	—	—	—	(1,778)
Net income (loss)	—	—	—	—	—	—	—	7,098	—	(3,758)	3,340
Balance, December 31, 2022	—	—	14,760,566	2	94,937,285	9	65,501	(63,546)	(2,460)	159,644	159,150
Exchange of Class V shares	—	—	3,039,092	—	(3,039,092)	—	5,349	960	—	(6,309)	—
Issuance of common stock under equity incentive plan	—	—	979,216	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	189,622	—	—	—	328	—	—	—	328
Exercise of stock options	—	—	18,651	—	—	—	59	—	—	—	59
Stock-based compensation	—	—	—	—	—	—	4,067	—	—	—	4,067
Tax withholding on vesting of restricted stock units	—	—	(136,287)	—	—	—	(280)	—	—	—	(280)
Member distributions	—	—	—	—	—	—	—	—	—	(10,230)	(10,230)
Tax receivable agreement	—	—	—	—	—	—	459	—	—	—	459
Deferred tax asset	—	—	—	—	—	—	997	—	—	—	997
Net (loss) income	—	—	—	—	—	—	—	(1,005)	—	40,484	39,479
Balance, December 31, 2023	—	$—	18,850,860	$2	91,898,193	$9	$76,480	$(63,591)	$(2,460)	$183,589	$194,029

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$39,479	$3,340	$89,795
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	231,419	233,959	85,960
Provision for credit losses on finance receivables	4,348	1,940	929
Depreciation and amortization	12,735	13,581	10,282
Debt issuance cost amortization	2,428	2,372	2,310
Stock-based compensation and profit interest expense	4,067	3,354	3,012
Loss on disposition of equipment	3	1	6
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	(2,983)	—	—
Impairment loss on assets held for sale	—	3,571	—
Impairment of right of use asset	—	465	—
Tax receivable agreement liability adjustment	163	(36)	296
Deferred income taxes	1,667	(553)	(544)
Change in fair value of warrant liabilities	4,976	(9,352)	(26,405)
Change in fair value of warrant units	—	—	4,208
Gain on forgiveness of debt	(113)	—	—
Gain on forgiveness of Paycheck Protection Program loan	—	—	(6,444)
Changes in assets and liabilities:
Accrued interest and fees receivable	(2,258)	(5,148)	(2,751)
Settlement receivable	96	(2,000)	—
Operating lease, net	(90)	(7)	—
Other assets	3,478	2,453	(4,969)
Accounts payable	(1,896)	238	3,437
Accrued expenses	(1,373)	(4,881)	8,224
Net cash provided by operating activities	296,146	243,297	167,346

Cash flows from investing activities:
Finance receivables originated and acquired	(721,287)	(738,413)	(587,639)
Finance receivables repayments	485,986	434,419	402,542
Purchases of equipment and capitalized technology	(8,991)	(13,250)	(14,373)
Net cash used in investing activities	(244,292)	(317,244)	(199,470)

Cash flows from financing activities:
Member distributions	(10,230)	(1,309)	(51,024)
Member contributions	—	—	200
Payments to Opportunity Financial, LLC unit holders	—	—	(91,646)
Cash received in reverse capitalization	—	—	91,857
Payment of capitalized transaction costs	—	—	(21,591)
Net (payments) advances of secured borrowing payable	(643)	(21,687)	6,418
Net (payments) advances of senior debt	(12,522)	92,734	120,943
Net payments of notes payable	(2,581)	(1,627)	—
Payment of subordinated debt - related party	—	—	(4,000)
Payment for debt issuance costs	(1,712)	(4,521)	(2,328)
Proceeds from employee stock purchase plan	328	125	—
Exercise of stock options	59	—	—
Payments of tax withholdings on vesting of restricted stock units	(280)	—	—
Repurchases of common stock	—	(2,460)	—
Net cash (used in) provided by financing activities	(27,581)	61,255	48,829

Net increase (decrease) in cash and restricted cash	24,273	(12,692)	16,705

Cash and restricted cash
Beginning	49,670	62,362	45,657
Ending	$73,943	$49,670	$62,362

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$43,725	$32,086	$22,041
Income taxes paid	$73	$356	$—

Supplemental disclosure of non-cash activities
Non-cash change from adopting the fair value option on finance receivables	$—	$—	$69,435
Adjustments to additional paid-in capital as a result of tax receivable agreement	$459	$(1,778)	$—
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$997	$—	$—
Operating lease right of use asset recognized	$159	$—	$—
Operating lease liability recognized	$159	$—	$—
Operating lease right of use asset recognized from adoption of ASU 2016-02	$—	$15,459	$—
Operating lease liability recognized from adoption of ASU 2016-02	$—	$17,972	$—
Reclassification of finance receivables held for sale to held for investment	$2,637	$—	$—
Reclassification of finance receivables at amortized cost to assets held for sale	$—	$550	$—

Non-cash investing and financing activities:
Prepaid insurance financed with promissory notes	$2,414	$3,243	$—
Warrant liabilities recognized in the reverse recapitalization	$—	$—	$37,645
Additional paid-in capital recognized in the reverse capitalization	$—	$—	$78,468
Conversion of warrant unit liability to additional paid-in capital	$—	$—	$5,517
Forgiveness of Paycheck Protection Program loan	$—	$—	$6,444

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Operations

OppFi Inc. (“OppFi”), formerly FG New America Acquisition Corp. (“FGNA”), collectively with its subsidiaries (“Company”), is a tech-enabled, mission-driven specialty finance platform that broadens the reach of community banks to extend credit access to everyday Americans. OppFi’s primary products are offered by its installment loan product, OppLoans. OppFi’s products also include its payroll deduction secured installment loan product, SalaryTap, and credit card product, OppFi Card.

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

Following the Closing, the Company is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of December 31, 2023 and 2022, OppFi owned approximately 17.0% and 13.5% of the OppFi Units, respectively, and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

Note 2. Significant Accounting Policies

Overview: The accompanying consolidated financial statements include the accounts of OppFi and OppFi-LLC with its subsidiaries: Opportunity Funding SPE II, LLC, Opportunity Funding SPE III, LLC, Opportunity Funding SPE IV, LLC, Opportunity Funding SPE V, LLC, Opportunity Funding SPE VI, LLC, Opportunity Funding SPE VII, LLC, Opportunity Funding SPE VIII, LLC, Opportunity Funding SPE IX, LLC, OppWin BPI, LLC (f/k/a Opportunity Funding SPE X, LLC), OppWin, LLC, Opportunity Manager, LLC, Opportunity Financial Card Company, LLC, OppWin Card, LLC, SalaryTap, LLC, OppWin SalaryTap, LLC, SalaryTap Funding SPE, LLC and Gray Rock SPV LLC.

On April 26, 2023, Opportunity Funding SPE X, LLC changed its name to OppWin BPI, LLC.

In 2017, OppFi-LLC entered into a preferred return agreement with Midtown Madison Management LLC, an unrelated third party, which required OppFi-LLC to create a bankruptcy protected entity named Opportunity Funding SPE II, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, Opportunity Funding SPE II, LLC acquires receivables from OppFi-LLC and OppWin LLC, and the third party receives a future preferred economic interest in these assets. OppFi-LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. This transaction is being accounted for as a secured borrowing payable and the entity holds all assets on its balance sheet, which collateralize the debt. During the period from January 1, 2023 through February 16, 2023, the Company paid principal balance totaling $0.6 million. The remaining principal of $0.1 million was forgiven. On February 16, 2023, OppFi-LLC terminated the preferred return agreement.

In 2018, OppFi-LLC entered into a credit agreement with Ares Agent Services L.P., which required OppFi-LLC to create a bankruptcy protected entity named Opportunity Funding SPE III, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, Opportunity Funding SPE III, LLC uses the proceeds from the credit facility to acquire receivables from OppFi-LLC and OppWin, LLC, and the lender receives first priority lien on all of the entity’s assets. OppFi-LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. This transaction is accounted for as senior debt in which this bankruptcy protected entity holds all assets on its balance sheet, which collateralize the debt. On December 14, 2022, the borrowings under this credit agreement were paid in full. Subsequent to repayment, OppFi-LLC terminated the credit agreement.

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

On September 30, 2021, the credit agreement with BMO Harris Bank N.A. was amended to require OppFi-LLC to create a bankruptcy protected entity named SalaryTap Funding SPE, LLC, a Delaware Limited Liability Company and a wholly owned subsidiary. Under the terms of the agreement, as amended, SalaryTap Funding SPE, LLC uses the proceeds from the existing credit facility to acquire receivables from SalaryTap, LLC and OppWin SalaryTap, LLC, and the lender receives first priority lien on all of the entity’s assets. SalaryTap, LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. This transaction is accounted for as senior debt in which this bankruptcy protected entity holds all assets on its balance sheet, which collateralize the debt. On February 15, 2023, the Company terminated the credit agreement upon the end of the revolving commitment period.

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

On July 19, 2023, OppFi-LLC and Opportunity Funding SPE V, LLC (“OF V Borrower”) entered into an Amended and Restated Revolving Credit Agreement (the “A&R Credit Agreement”), which amended and restated that certain Revolving Credit Agreement, dated as of April 15, 2019 (as previously amended, supplemented or otherwise modified, the “Prior Credit Agreement”), by and among OppFi-LLC, OF V Borrower, Opportunity Funding SPE VII, LLC, the other credit parties and guarantors thereto, Midtown Madison Management LLC as administrative agent and collateral agent, and the lenders party thereto. The A&R Credit Agreement amended the Prior Credit Agreement to, among other things, remove Opportunity Funding SPE VII, LLC as a borrower and remove the concept of pledging OppFi Card receivables under the A&R Credit Agreement, including removing OppWin Card, LLC as a seller.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

OppFi-LLC has entered into bank partnership arrangements with certain Utah-chartered banks (“Banks”) insured by the FDIC. Under the terms and conditions of the agreement, the Banks originate finance receivables based on criteria provided by OppFi-LLC. After an initial holding period, OppFi-LLC has committed to acquire the participation rights to the finance receivables originated by the Banks. To facilitate these relationships, OppFi-LLC formed OppWin, LLC, a Delaware Limited Liability Company and a wholly-owned subsidiary of OppFi-LLC; OppWin SalaryTap, LLC, a Delaware Limited Liability Company and a wholly-owned subsidiary of OppFi-LLC; OppWin Card, LLC, a Delaware Limited Liability Company and a wholly-owned subsidiary of OppFi-LLC; and OppWin BPI, LLC, a Delaware Limited Liability Company and a wholly-owned subsidiary of OppFi-LLC.

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

OppWin BPI, LLC acquires the participation rights in the economic interest in installment finance receivables originated by the Banks. Subsequently, OppWin BPI, LLC sells these rights to Opportunity Funding SPE V, LLC, which in turn, pledges the participation rights to its lender.

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

Principles of consolidation: The consolidated financial statements include the accounts of the above named entities. Opportunity Funding SPE II, LLC, Opportunity Funding SPE III, LLC, Opportunity Funding SPE IV, LLC, Opportunity Funding SPE V, LLC, Opportunity Funding SPE VI, LLC, Opportunity Funding SPE VII, LLC, Opportunity Funding SPE VIII, LLC, Opportunity Funding SPE IX, LLC, SalaryTap Funding SPE, LLC, and Gray Rock SPV LLC are special purpose entities holding finance receivables secured by lenders under a credit or preferred return agreement.

The Company determines whether it is the primary beneficiary of a VIE based on a qualitative assessment to determine if the Company or another party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and/or receive its benefits. The Company considers the activities that most significantly impact the VIE's economic performance and determine whether the Company or another party, if any, has the power to direct these activities of the VIE. The Company also considers the nature, purpose and activities of the VIE and the Company’s involvement, including exposure to loss, with the VIE.

OppFi has identified Opportunity Funding SPE II, LLC, Opportunity Funding SPE III, LLC, Opportunity Funding SPE IV, LLC, Opportunity Funding SPE V, LLC, Opportunity Funding SPE VI, LLC, Opportunity Funding SPE VII, LLC, Opportunity Funding SPE VIII, LLC, Opportunity Funding SPE IX, LLC, SalaryTap Funding SPE, LLC, and Gray Rock SPV LLC as VIEs. OppFi-LLC is the sole equity member of all of the aforementioned entities, except for SalaryTap Funding SPE, LLC and Gray Rock SPV LLC. SalaryTap, LLC is the sole equity member of SalaryTap Funding SPE, LLC. While Gray Rock SPV LLC is not owned by OppFi-LLC, Gray Rock SPV LLC was determined to be a VIE. The Company directs the activities of the VIEs that most significantly impact economic performance. Additionally, the Company has the obligation to absorb losses of the VIEs that could potentially be significant. As the primary beneficiary of the VIEs, the Company has consolidated the financial statements of the VIEs. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Use of estimates: The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and operations and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Revenue recognition: The Company recognizes finance charges on installment and SalaryTap contracts based on the interest method. Under this method, interest is earned over the lives of the installment and SalaryTap finance receivables to produce constant rates of interest (yields). Fees for returned payments approximate the cost of services provided and are recognized as incurred, assuming collectability is reasonably assured.

For OppFi Card finance receivables, interest is earned on unpaid balance, inclusive of previously outstanding balance and interest and fees, at the conclusion of the monthly billing cycle. Card-related fees, with the exception of the annual fee, are recognized as incurred. Annual fee revenue is amortized straight-line over the course of 12 months.

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

Restricted cash: Restricted cash consists of the following: (1) cash required to be held on reserve by the Company’s vendors for purposes of loan processing or funding; (2) cash required to be held in blocked accounts held by the VIEs; and (3) cash required to be held on deposit in connection with the bank partnership arrangements. All cash accounts are held in financially insured institutions, which may at times exceed federally insured limits. The Company has not experienced losses in such accounts. Management believes the Company’s exposure to credit risk is minimal for these accounts.

CSO arrangements: In Texas and Ohio, OppFi-LLC previously arranged for consumers to obtain finance receivable products from independent third-party lenders as part of the Credit Access Business and Credit Service Organization programs (collectively, the “CSO Program”). For the consumer finance receivable products originated by the third-party lenders under the CSO Program, the lenders were responsible for providing the criteria by which the consumer's application was underwritten and, if approved, determining the amount of the finance receivable. When a consumer executed an agreement with OppFi-LLC under the CSO Program, OppFi-LLC agreed, for a fee payable to OppFi-LLC by the consumer, to provide certain services to the consumer, one of which was to guarantee the consumer's obligation to repay the finance receivable obtained by the consumer from the third-party lender if the consumer failed to do so. The guarantees represented an obligation to purchase specific finance receivables that are delinquent, secured by a collateral account established in favor of the respective lenders. The Company discontinued the CSO Program in Ohio and Texas on April 23, 2019 and March 19, 2021, respectively. No new finance receivables were originated through this program in Ohio and Texas after such dates.

Participation rights purchase obligations: OppFi-LLC has entered into bank partnership arrangements with certain Banks insured by the FDIC. Under the terms and conditions of the bank partnership agreements, the Banks originate finance receivables based on criteria provided by OppFi-LLC. The issuing Bank earns interest during an initial hold period and owns the economic interest in the finance receivables. After the initial holding period, OppFi-LLC is committed to acquire participation rights in the economic interest in the finance receivables originated by the Banks, net of bank partnership retention, plus accrued interest (“Participation Rights”). OppFi-LLC also provides certain services for these receivables in its capacity of sub-servicer pursuant to the terms of the servicing agreement between the Bank and OppFi-LLC. To facilitate these relationships, OppFi-LLC formed OppWin, LLC, OppWin SalaryTap, LLC, OppWin Card, LLC, and OppWin BPI, LLC,

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

which acquire the Participation Rights and sell these rights to certain of the other OppFi subsidiaries, which in turn, pledge the Participation Rights to their respective lenders. The Company accounts for the Participation Rights as a finance receivable. As part of these bank partnership arrangements, the Banks have the ability to retain a percentage of the finance receivables they have originated, and OppFi-LLC’s Participation Rights are reduced by the percentage of the finance receivables retained by the Banks.

For the years ended December 31, 2023 and 2022, gross finance receivables originated through the bank partnership arrangements totaled 97% and 94%, respectively. As of December 31, 2023 and 2022, the unpaid principal balance of finance receivables outstanding for purchase was $14.5 million and $11.2 million, respectively.

Finance receivables: On January 1, 2021, the Company elected the fair value option on its installment finance receivables upon adoption of ASU 2016-13. Accordingly, the related finance receivables are carried at fair value in the consolidated balance sheets and the changes in fair value are included in the consolidated statements of operations. To derive the fair value, the Company generally utilizes discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Accrued interest and fees are included in “Finance receivables at fair value” in the consolidated balance sheets. Interest income is included in “Interest and loan related income, net” in the consolidated statements of operations.

The Company did not elect the fair value option on its SalaryTap and OppFi Card finance receivables. Accordingly, the related finance receivables are carried at amortized cost, net of allowance for credit losses and unearned fees.

Loan origination costs: With the election of the fair value option, loan origination costs related to the origination of installment finance receivables recognized at fair value are expensed when incurred. Direct costs incurred for the origination of these finance receivables included underwriting fees, employee salaries and benefits directly related to the origination of the loan and program fees. Loan origination costs also included direct costs incurred for directly acquiring a customer.

Allowance for credit losses on finance receivables at amortized cost: Effective January 1, 2021, the Company adopted ASU 2016-13. Under the current expected credit losses methodology, the Company determines the allowance for credit losses and records a provision for credit losses considering all anticipated credit losses over the remaining expected life of its SalaryTap and OppFi Card finance receivables. The Company uses competitive research and considers qualitative factors, such as changes to regulatory requirements, general economic conditions and other events impacting the credit quality of the portfolio for determining the anticipated credit losses of its SalaryTap and OppFi Card finance receivables. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in any of the factors.

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

Assets held for sale: Assets held for sale are assets which management has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or fair value, less estimated costs to sell, in the period in which the held for sale criteria are met and every subsequent period until the asset is sold. The carrying amount of the asset is adjusted for subsequent

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

increases or decreases in its fair value, less estimated cost to sell, except that any subsequent increase cannot exceed the cumulative loss previously recognized. Such assets are not depreciated or amortized while they are classified as held for sale. Realized gains and losses on the sale of the asset are recognized when the asset is sold and are determined by the difference between the sale proceeds and the carrying value of the asset. Assets classified as held for sale as of December 31, 2022 comprised the Company’s OppFi Card finance receivables; as a result, the Company recognized the impairment loss of assets held for sale totaling $3.6 million. In May 2023, the Company made the decision to wind down the OppFi Card business; accordingly, the Company has discontinued its marketing of the OppFi Card finance receivables for sale. The OppFi Card finance receivables no longer meet the held for sale criteria and have been reclassified from held for sale to held for investment, which is included in finance receivables at amortized cost in the consolidated balance sheets as of December 31, 2023. Upon transfer of the Company’s OppFi Card finance receivables from held for sale to held for investment, the Company reversed its previously recorded valuation allowance on being held for sale totaling $2.3 million and established an allowance for credit losses on being held for investment totaling $2.6 million.

Property and equipment: Furniture, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of furniture, equipment, and leasehold improvements are computed under both straight-line and accelerated methods for financial reporting and income tax purposes, respectively, based on the estimated useful lives of the assets generally as follows: furniture and fixtures - 5 years; office equipment - 3 years; and leasehold improvements are amortized over the shorter of the useful life of the assets or the term of the lease.

Capitalized technology: Software development costs related to internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage that meet the criteria for capitalization are capitalized and amortized, when the software is ready for its intended use, using the straight-line basis, over the estimated useful life of the software, which is generally two years. The Company capitalized software costs associated with application development totaling $8.6 million and $12.9 million for the years ended December 31, 2023 and 2022, respectively. Amortization expense, which is included in depreciation and amortization on the consolidated statements of operations, totaled $12.0 million, $12.7 million, and $9.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Leases: The Company determines if an arrangement is or contains a lease at its inception. Right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is typically the incremental borrowing rate, as most of the leases do not provide an implicit rate. Lease expense is recognized on a straight-line basis over the lease term. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments that do not depend on changes in index rates or payments based on usage, are not included in the ROU assets or lease liabilities and are expensed as incurred. The Company has elected to combine lease and non-lease components for the purpose of calculating ROU assets and lease liabilities, to the extent the non-lease components are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments. Additionally, the Company has elected not to recognize ROU assets and lease liabilities that arise from short-term leases, defined as having an initial term of twelve months or less, from the consolidated balance sheets. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets.

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

Warrants: Public Warrants, $11.50 Exercise Price Warrants, $15 Exercise Price Warrants, Private Placement Warrants and Underwriter Warrants do not meet the criteria for equity treatment, due to a provision in the warrant agreement governing such warrants (“Warrant Agreement”) related to certain tender or exchange offer provisions, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Public Warrants are valued at market price based on the observable traded price in an active market. The Company utilizes a Black-Scholes-Merton (“Black- Scholes”) option-pricing model to value the outstanding private placement warrants (“Private Placement Warrants”) issued in connection with FGNA’s initial public offering (“IPO”) at each reporting period.

Tax receivable agreement liability: In connection with the Business Combination, OppFi entered into the Tax Receivable Agreement ("TRA") with the Members and the Members’ Representative. The TRA provides for payment to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The Company accounts for the effects of the basis increases as follows:

•the Company records an increase in deferred tax assets for the income tax effects of the increases in tax basis based on enacted federal and state income tax rates at the date of the exchange;

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

The Company records obligations under the TRA at the gross undiscounted amount of the expected future payments as an increase to liabilities and the realizable deferred tax asset with an offset to additional paid-in capital and/or tax benefit.

As of December 31, 2023, the Company’s liability related to its expected obligations under the TRA was $25.0 million with a corresponding deferred tax asset of $5.9 million; the remaining $19.0 million and $0.1 million were recorded to additional paid-in capital and tax benefit, respectively. As of December 31, 2022, the Company’s liability related to its expected obligations under the TRA was $25.6 million with a corresponding deferred tax asset of $6.2 million; the remaining $19.4 million was recorded to additional paid-in capital.

Loss contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the Company’s consolidated financial statements.

Stock-based compensation: The Company established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of restricted stock unit awards, incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards, performance units, performance shares, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. The Company measures stock-based compensation expense based on the fair value of awards as determined on the date of the grant. The Company recognizes stock-based compensation expense over the requisite service period. The Company accounts for forfeitures when they occur. The Company uses a Black-Scholes option-pricing model to determine the estimated fair value of stock options. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of stock options. The fair value of restricted stock units and performance stock units is estimated using the market price of the Company’s Class A Common Stock on the date of grant.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents a potential future obligation to the taxing authority for a tax position that was not recognized. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable, and are recognized as general, administrative, and other expenses.

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

Treasury stock: The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity on the consolidated balance sheets. The Company accounts for the reissuance of treasury stock on the first-in, first out method. The Company did not reissue or retire treasury stock during the years ended December 31, 2023 and 2022.

Earnings (loss) per share: Basic earnings (loss) per share available to common stockholders is computed by dividing the net income (loss) attributable to OppFi by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share available to common stockholders is computed using the treasury stock method, which gives effect to potentially dilutive common stock equivalents of OppFi outstanding during the period, and the if-converted method, which gives effect to both the potentially dilutive common stock equivalents outstanding during the period as well as an assumed full exchange of OppFi Units into Class A Common Stock of OppFi as of the beginning of the period. The if-converted method would also give effect to conversion of the Earnout Units in periods they would be deemed to vest. For the if-converted method, earnings are also adjusted to reflect all income of OppFi-LLC inuring to the benefit of OppFi and taxed accordingly. In periods in which the Company reports a net loss attributable to OppFi, diluted loss per share available to common stockholders would be the same as basic loss per share available to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 83.0% and 86.5% of the economic ownership percentage of OppFi-LLC as of December 31, 2023 and 2022, respectively. In accordance with the provisions of ASC 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the consolidated statements of operations.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Level 3 - Valuations for assets and liabilities that are derived from other valuation methodologies, including option-pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The purpose of ASU 2023-07 is to provide guidance on new segment disclosures, including significant segment expenses. The guidance is effective for annual reporting periods beginning after December 15, 2023 and, interim periods within the annual reporting period beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of ASU 2023-09 is to provide guidance on the enhanced income tax disclosure requirements. The guidance requires an entity to disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Note 4. Finance Receivables

Finance receivables at fair value: The components of installment finance receivables at fair value as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Unpaid principal balance of finance receivables - accrual	$384,587	$369,643
Unpaid principal balance of finance receivables - non-accrual	31,876	32,537
Unpaid principal balance of finance receivables	$416,463	$402,180

Finance receivables at fair value - accrual	$444,120	$436,552
Finance receivables at fair value - non-accrual	1,135	4,944
Finance receivables at fair value, excluding accrued interest and fees receivable	445,255	441,496
Accrued interest and fees receivable	18,065	15,800
Finance receivables at fair value	$463,320	$457,296

Difference between unpaid principal balance and fair value	$28,792	$39,316

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finance receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of December 31, 2023 and 2022, the aggregate unpaid principal balance of installment finance receivables 90 days or more past due was $15.2 million and $17.6 million, respectively. As of December 31, 2023 and 2022, the fair value of installment finance receivables 90 days or more past due was $0.5 million and $2.7 million, respectively.

Changes in the fair value of installment finance receivables at fair value for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at the beginning of the period	$457,296	$383,890	$289,166
Originations	719,503	731,159	581,412
Repayments	(484,325)	(428,957)	(401,638)
Accrued interest and fees receivable	2,265	5,163	2,727
Charge-offs, net (1)	(220,895)	(232,266)	(103,385)
Adjustment to fair value	—	—	(1,817)
Net change in fair value (1)	(10,524)	(1,693)	17,425
Balance at the end of the period	$463,320	$457,296	$383,890

(1) Included in "Change in fair value of finance receivables" in the Consolidated Statements of Operations.

Finance receivables at amortized cost, net: The Company’s finance receivables measured at amortized cost comprised of its SalaryTap and OppFi Card finance receivables. In May 2023, the Company reclassified its OppFi Card finance receivables from assets held for sale to held for investment when the OppFi Card finance receivables no longer met the held for sale

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

criteria. As of December 31, 2022, the Company’s OppFi Card finance receivables were classified as assets held for sale, which was included in assets held for sale in the consolidated balance sheets as of such date.

The components of finance receivables measured at amortized cost were as follows (in thousands):

	December 31,
	2023	2022
Finance receivables	$454	$730
Accrued interest and fees	2	9
Allowance for credit losses	(346)	(96)
Finance receivables at amortized cost, net	$110	$643

Changes in the allowance for credit losses on finance receivables measured at amortized cost for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$96	$803	$55,031
Effects of adopting fair value option	—	—	(55,031)
Provision for credit losses on finance receivables	4,348	1,940	929
Finance receivables charged off	(4,144)	(2,653)	(126)
Recoveries of charge offs	46	6	—
Ending balance	$346	$96	$803

The following is an assessment of the credit quality of finance receivable measured at amortized cost and presents the recency and contractual delinquency by year of origination as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	2023	2022	2021	Revolving charge accounts	Total
Recency delinquency
Current	$—	$35	$73	$244	$352
Delinquency
30-59 days	—	3	1	16	20
60-89 days	—	1	11	9	21
90+ days	—	—	—	61	61
Total delinquency	—	4	12	86	102
Finance receivables	$—	$39	$85	$330	$454

Contractual delinquency
Current	$—	$32	$46	$244	$322
Delinquency
30-59 days	—	3	8	16	27
60-89 days	—	2	9	9	20
90+ days	—	2	22	61	85
Total delinquency	—	7	39	86	132
Finance receivables	$—	$39	$85	$330	$454

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2022
	2022	2021	2020	Total
Recency delinquency
Current	$155	$475	$8	$638
Delinquency
30-59 days	5	40	—	45
60-89 days	12	35	—	47
90+ days	—	—	—	—
Total delinquency	17	75	—	92
Finance receivables	$172	$550	$8	$730

Contractual delinquency
Current	$148	$429	$8	$585
Delinquency
30-59 days	5	39	—	44
60-89 days	15	44	—	59
90+ days	4	38	—	42
Total delinquency	24	121	—	145
Finance receivables	$172	$550	$8	$730

In accordance with the Company’s income recognition policy, finance receivables in non-accrual status as of December 31, 2023 and 2022 were $30 thousand and $0.1 million, respectively.

Note 5. Property, Equipment and Software, Net

Property, equipment and software consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Capitalized technology	$55,405	$46,760
Furniture, fixtures and equipment	3,964	3,680
Leasehold improvements	979	979
Total property, equipment and software	60,348	51,419
Less accumulated depreciation and amortization	(50,056)	(37,380)
Property, equipment and software, net	$10,292	$14,039

Depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 was $12.7 million, $13.6 million and $10.3 million, respectively.

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued payroll and benefits	$8,900	$8,646
Accrual for services rendered and goods purchased	6,899	8,589
Accrued interest	2,794	2,196
Other	3,413	3,789
Total	$22,006	$23,220

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7. Leases

The Company leases its office facilities under a non-cancelable operating lease agreement with an unrelated party through September 2030. The lease agreement includes non-lease components, such as common area maintenance and reimbursements for real estate taxes, which are expensed as incurred as variable lease payments. The lease agreement also includes options to extend or terminate the lease agreement. The Company is not reasonably certain that it will extend or terminate the lease agreement; as such, lease payments do not take into account these options. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants. In connection with the lease agreement, the Company executed a letter of credit in the amount of $1.8 million. As of December 31, 2023 and 2022, there were no outstanding balances on the letter of credit.

On October 10, 2022, the Company entered into a sublease agreement with a third-party to sublease one of its office facilities through August 2025. The sublease agreement includes options for the sublessee to extend or terminate the lease agreement. The Company is not reasonably certain that the sublessee will extend or terminate the lease agreement; as such, lease payments do not take into account these options. The Company’s sublease agreement does not contain any material residual value guarantees or material restrictive covenants. Under the terms of the sublease agreement, the third-party provides the Company with an irrevocable letter of credit in the amount $0.1 million. The Company is entitled to draw on the letter of credit in the event of any default under the terms of the sublease agreement. The Company expects to receive $0.9 million over the term of the sublease agreement. The remaining balances of deferred lease revenue as of December 31, 2023 and 2022 were $0.5 million and $0.8 million, respectively, which will be recognized over the remaining lease term of approximately 20 months. The sublease agreement did not relieve the Company of its primary obligation under its lease agreement. The sublease income to be earned was determined to be less than the costs associated with the primary lease held by the Company. As a result, the Company recorded an impairment expense of $0.5 million on the lease commencement date to adjust its operating lease right-of-use asset, which was included in general, administrative and other in the consolidated statement of operations.

In April 2023, the Company entered into a lease agreement under a non-cancelable operating lease agreement with an unrelated party through May 31, 2024. The lease provides for monthly lease payments of $12 thousand. The lease agreement does not include options to extend or terminate the lease agreement. The Company is not reasonably certain that it will extend or terminate the lease agreement; as such, lease payments do not take into account these options. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants. The Company recognized a right-of-use asset of $0.2 million and lease liability of $0.2 million related to this lease agreement.

The components of total lease cost for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Operating lease cost	$2,347	$2,043
Variable lease expense	1,983	2,271
Short-term lease cost	71	98
Sublease income	(318)	(53)
Total lease cost	$4,083	$4,359

Supplemental cash flow information related to the leases for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,647	$2,271
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$159	$465

The aggregate weighted-average remaining lease term and weighted-average discount rate as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	6.7	7.8
Weighted-average discount rate	5%	5%

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Future minimum operating leases as of December 31, 2023 are as follows (in thousands):

Year	Amount
2024	$2,470
2025	2,482
2026	2,557
2027	2,633
2028	2,712
Thereafter	4,938
Total lease payments	17,792
Less: imputed interest	(2,731)
Operating lease liabilities	$15,061

Disclosures under ASC 840, Leases

Rent expense, which is included in occupancy expense in the consolidated statements of operations, totaled $3.8 million for the year ended December 31, 2021.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8. Borrowings

The following is a summary of the Company’s outstanding borrowings as of December 31, 2023 and 2022, including borrowing capacity as of December 31, 2023 (in thousands):

Purpose	Borrower	Borrowing Capacity	December 31, 2023	December 31, 2022	Interest Rate as of December 31, 2023	Maturity Date
Secured borrowing payable	Opportunity Funding SPE II, LLC	$—	$—	$756	15.00%	—	(1)

Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC; Opportunity Funding SPE VII, LLC (Tranche A)	$—	$—	$37,500	SOFR plus 7.36%	April 2024	(2)
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	125,000	103,400	121,647	SOFR plus 6.75%	June 2026	(3)
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	125,000	37,500	—	SOFR plus 7.50%	July 2027
Revolving line of credit	Opportunity Funding SPE IV, LLC; SalaryTap Funding SPE, LLC	—	—	—	SOFR plus 0.11% plus 3.85%	February 2024	(4)
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	93,871	91,871	SOFR plus 7.50%	December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	48,442	44,716	SOFR plus 7.25%	April 2025
Total revolving lines of credit		475,000	283,213	295,734

Term loan, net	OppFi-LLC	50,000	49,454	48,954	LIBOR plus 10.00%	March 2025
Total senior debt, net		$525,000	$332,667	$344,688

Notes payable
Financed insurance premium	OppFi-LLC	$—	$—	$1,616	7.07%	July 2023
Financed insurance premium	OppFi-LLC	1,449	1,449	—	9.70%	June 2024
Total notes payable		$1,449	$1,449	$1,616

(1) Maturity date as of December 31, 2022 and for the subsequent period until the secured borrowing payable was paid in full and terminated in February 2023.
(2) Maturity date as of December 31, 2022 and for the subsequent period until Tranche A of this revolving line of credit was terminated in July 2023.
(3) Borrower included Opportunity Funding SPE VII, LLC until the revolving line of credit was amended in July 2023.
(4) Maturity date as of December 31, 2022 and for the subsequent period until the revolving line of credit was terminated in February 2023.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On February 16, 2023, the borrowings under this secured borrowing payable were paid in full, of which borrowings totaling $0.1 million were forgiven. Subsequent to repayment, OppFi-LLC terminated the preferred return agreement. As of December 31, 2023, there is no secured borrowing balance.

Total interest expense related to secured borrowings, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $10 thousand, $1.3 million and $2.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, the Company has capitalized $0.2 million in debt issuance costs related to secured borrowings. For the years ended December 31, 2023 and 2022, there were no amortized debt issuance costs related to secured borrowings. For the year ended December 31, 2021, amortized debt issuance costs related to secured borrowing, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, were $29 thousand. As of December 31, 2023 and 2022, there were no unamortized debt issuance costs related to secured borrowings.

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

Revolving line of credit - Opportunity Funding SPE V, LLC

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On July 19, 2023, OppFi-LLC and Opportunity Funding SPE V, LLC entered into an Amended and Restated Revolving Credit Agreement (the “A&R Credit Agreement”), which amended and restated the revolving credit agreement. The A&R Credit Agreement amended the revolving credit agreement to, among other things, increase the size of the facility from$200.0 million to $250.0 million, remove Opportunity Funding SPE VII, LLC, a Delaware limited liability company and indirect wholly owned subsidiary of OppFi-LLC, as a borrower and remove the concept of pledging OppFi Card receivables under the A&R Credit Agreement, including removing OppWin Card, LLC as a seller. The $250.0 million of availability under the A&R Credit Agreement is comprised of $125.0 million under the existing Tranche B and $125.0 million under a new Tranche C. In addition, Opportunity Funding SPE V, LLC may request, at any time during the Tranche C commitment period, one (1) increase in the Tranche C committed amount in an amount equal to $25.0 million, resulting in an aggregate Tranche C commitment equal to $150.0 million. Loans under Tranche C bear interest at the Term Secured Overnight Financing Rate plus 7.5% with a commitment period until July 19, 2026 and a maturity date of July 19, 2027. A portion of the proceeds of the A&R Credit Agreement were used to repay in full the outstanding Tranche A loans under the prior revolving credit agreement.

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

As of December 31, 2023 and 2022, the outstanding balances of $50.0 million and $50.0 million were net of unamortized debt issuance costs of $0.5 million and $1.0 million, respectively.

Certain of the Company’s foregoing credit facilities that consist of term loans and revolving loan facilities are subject to provisions that provide for a cross-default in the event certain covenants under the relevant agreements are breached.

Total interest expense related to the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $44.2 million, $31.4 million and $19.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, the Company has capitalized $14.0 million and $12.2 million, respectively in debt issuance costs in connection with the Company’s senior debt for the years ended December 31, 2023 and 2022. Amortized debt issuance costs associated with the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, were $2.4 million, $2.4 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, unamortized debt issuance costs associated with the Company’s senior debt totaled $4.3 million and $5.1 million of which $3.8 million and $4.0 million related to the revolving line of credit, respectively, and $0.5 million and $1.0 million related to the term loan, respectively.

Notes payable: In March 2022, OppFi entered into a financing agreement for the financing of insurance premiums totaling $0.3 million payable in ten monthly installments of $28 thousand through December 23, 2022. As of December 31, 2022, the borrowing under this note payable was paid in full.

In August 2022, OppFi entered into a financing agreement for the financing of insurance premiums totaling $2.9 million payable in eleven monthly installments of $0.3 million through July 15, 2023. As of December 31, 2023, the borrowing under this note payable was paid in full.

In August 2023, OppFi entered into a financing agreement for the financing of insurance premiums totaling $2.4 million payable in ten monthly installments of $0.2 million through June 15, 2024.

Total interest expense related to notes payable, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $0.1 million and $44 thousand for the years ended December 31, 2023 and 2022, respectively.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2023, required payments for all borrowings, excluding revolving lines of credit, for each of the next five years are as follows (in thousands):

Year	Amount
2024	$1,449
2025	50,000
2026	—
2027	—
2028	—
Total	$51,449

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

Public Warrants: As of December 31, 2023 and 2022, there were 11,887,500 Public Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Public Warrants will expire on July 20, 2026, five years after the Closing Date, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Private Placement Warrants: As of December 31, 2023 and 2022, there were 3,451,937 Private Placement Warrants outstanding, all of which are non-redeemable and may be exercised on a cashless basis so long as they continue to be held by their initial holders or their permitted transferees. The Private Placement Warrants are comprised of 2,539,437 warrants to purchase Class A Common Stock at $11.50 per share (“$11.50 Exercise Price Warrants”) and 912,500 warrants to purchase Class A Common Stock at $15.00 per share (“$15 Exercise Price Warrants”). The $11.50 Exercise Price Warrants expire simultaneously with the Public Warrants, except for certain of the $11.50 Exercise Price Warrants held by underwriters in the IPO (“Underwriter Warrants”) that expire on September 29, 2025 so long as they continue to be held by their initial holders or their permitted transferees. The $15 Exercise Price Warrants expire on July 20, 2031, ten years after the Closing Date, at 5:00 p.m., New York City time, so long as they continue to be held by their initial holders or their permitted transferees, and otherwise expire simultaneously with the Public Warrants.

Warrant liabilities: The Company recorded warrant liabilities of $6.9 million and $1.9 million in the consolidated balance sheets as of December 31, 2023 and 2022, respectively. The fair value of the Public Warrants increased by $3.5 million for the year ended December 31, 2023 and decreased by $6.9 million and $19.3 million, for the years ended December 31, 2022 and

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2021, respectively. The fair value of the Private Placement Warrants increased by $1.5 million for the year ended December 31, 2023 and decreased by $2.5 million and $7.1 million for the years ended December 31, 2022 and 2021, respectively.

Note 10. Stockholders’ Equity

Prior to the Business Combination, OppFi-LLC had two classes of partnership interests, preferred units and profit unit interests, which were recapitalized as OppFi Units in connection with the adoption by the Members of the OppFi A&R LLCA immediately prior to the Closing. The preferred units are reflected as OppFi-LLC’s historical members’ equity in the consolidated statements of stockholders’ equity/members’ equity.

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

Share repurchase: On January 6, 2022, OppFi announced that its Board of Directors (“Board”) had authorized a program to repurchase (“Repurchase Program”) up to $20.0 million in the aggregate of shares of Class A Common Stock. Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that the Company repurchases under the Repurchase Program, OppFi-LLC will redeem one Class A common unit of OppFi-LLC held by OppFi, decreasing the percentage ownership of OppFi-LLC by OppFi and relatively increasing the ownership by the Members. The Repurchase Program expired on December 31, 2023.

There were no repurchase activities during the year ended December 31, 2023. During the year ended December 31, 2022, OppFi repurchased 703,914 shares of Class A Common Stock at an average purchase price of $3.47 per share for an aggregate purchase price of $2.5 million. These shares are held as treasury stock as of December 31, 2023. As of December 31, 2022, $17.5 million of the repurchase authorization under the Repurchase Program remained available.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Note 11. Stock-Based Compensation

On July 20, 2021, the Company established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of December 31, 2023, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan was 17,257,521 shares. The maximum aggregate number of shares is subject to annual increases, which began on January 1, 2022, and continues on the first day of each subsequent fiscal year through and including the tenth anniversary of the commencement of the initial annual increase, equal to the lesser of two percent of the number of shares of Class A Common Stock outstanding at the conclusion of the Company’s immediately preceding fiscal year, or an amount determined by the Company’s Board of Directors. As of December 31, 2023, the Company had only granted awards in the form of options, restricted stock units, and performance stock units.

Stock options: Under the terms of the Plan, incentive stock options must have an exercise price at or above the fair market value of the stock on the date of the grant. Stock options granted have service-based vesting conditions only. Stock options generally vest over four years with 25% of stock options vesting on the first anniversary of the grant and the remaining 75% vesting quarterly over the remaining 36 months. Option holders have a 10-year period to exercise the options before they expire. Stock options that are not vested and exercisable on the date of a participant’s termination generally expire on such date. Stock options that are vested and exercisable on the date of a participant’s termination are generally forfeited 90 days following the participant’s termination date. Forfeitures are recognized during the period in which they occur.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity for the year ended December 31, 2023 is as follows:

(in thousands, except share and per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,978,972	$12.99	8.7	$—
Granted	—	—	—	—
Exercised	(18,651)	3.17	—	—
Forfeited	(118,129)	4.21	—	—
Outstanding as of December 31, 2023	1,842,192	$13.65	7.6	$450
Vested and exercisable as of December 31, 2023	1,384,570	$14.44	7.6	$169

Compensation expense is recorded on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option-pricing model and is recognized as salaries and employee benefits expense in the consolidated statements of operations and an increase to additional paid-in capital.

For the years ended December 31, 2023, 2022 and 2021, the Company recognized stock-based compensation of $0.6 million, $0.1 million and $0.9 million, respectively, related to stock options. As of December 31, 2023, the Company had unrecognized stock-based compensation of $0.9 million related to unvested stock options that is expected to be recognized over an estimated weighted-average period of approximately 1.8 years.

The Company did not grant stock options during the year ended December 31, 2023. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $2.33 and $2.45, respectively. The fair value of each option grant during the years ended December 31, 2022 and 2021 was estimated on the grant date using the Black-Scholes option-pricing model. The range of assumptions was as follows:

	2022	2021
Volatility	60.00% - 65.00%	32.50%
Risk-free rate	1.71% - 3.02%	0.91% - 1.25%
Expected term	6.1 years	5.1 - 6.1 years
Dividend yield	0.00%	0.00%

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

Cash received from the exercise of stock options during the year ended December 31, 2023 was $59 thousand. The total intrinsic value of the stock option exercised during the year ended December 31, 2023 was $13 thousand. There were no stock options exercised during the years ended December 2022 and 2021.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A summary of the Company’s RSU activity for the year ended December 31, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2022	2,174,842	$4.23
Granted	754,642	2.35
Vested	(883,788)	4.05
Forfeited	(276,885)	3.78
Unvested as of December 31, 2023	1,768,811	$3.45

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

For the years ended December 31, 2023, 2022 and 2021, the Company recognized stock-based compensation of $3.2 million, $2.8 million and $1.5 million, respectively, related to RSUs. As of December 31, 2023 total unrecognized compensation expense related to RSUs was $5.3 million which will be recognized over a weighted-average vesting period of approximately 2.3 years.

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

A summary of the Company’s PSU activity for year ended December 31, 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2022	329,738	$3.46
Granted	—	—
Vested	(72,877)	3.60
Performance adjustment (1)	(129,026)	3.34
Forfeited	—	—
Unvested as of December 31, 2023	127,835	$3.42

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

For the years ended December 31, 2023, 2022 and 2021, the Company recognized stock-based compensation of $0.2 million, $0.4 million and $0.1 million, respectively, related to PSUs. As of December 31, 2023 total unrecognized compensation expense related to PSUs was $0.2 million which will be recognized over a weighted-average vesting period of approximately 2.3 years.

Employee Stock Purchase Plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP permits eligible employees to contribute up to 10% of their compensation, not to exceed the IRS allowable limit, to purchase shares of the Company’s Class A Common Stock during six month offerings. Eligible employees will purchase the shares at a price per share equal to the lesser of 85% of the fair market value of the Company’s Class A Common Stock on the first trading day of the offering period or the last trading day of the offering period. The offering periods

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

begin each January 1 and July 1, with the initial offering period beginning on January 1, 2022. As of December 31, 2023, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP was 1,483,919 and may consist of authorized but unissued or reacquired shares of Class A Common Stock. The maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP shall be cumulatively increased on January 1, 2022 and on each subsequent January 1, through and including January 1, 2030, by a number of shares equal to the smallest of (a) one percent of the number of shares of Class A Common Stock issued and outstanding on the immediately preceding December 31, (b) 2,400,000 shares, or (c) an amount determined by the Board of Directors. As of December 31, 2023, there were 234,249 shares of Class A Common Stock purchased under the ESPP. As of December 31, 2022, 44,627 shares of the Company’s Class A Common Stock had been purchased under the ESPP.

As of December 31, 2023 and 2022, ESPP employee payroll contributions accrued of $0.1 million and $0.2 million, respectively, are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of December 31, 2023 will be used to purchase shares at the end of the ESPP offering period ending on December 31, 2023. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.

For the years ended December 31, 2023 and 2022, the Company recognized ESPP compensation expense of $0.1 million and $0.1 million, respectively.

Profit unit interests: Prior to the Business Combination, OppFi-LLC issued profit unit interests, which were recapitalized as OppFi Units in connection with the adoption by the Members of the OppFi A&R LLCA immediately prior to the Closing.

Total profit interest compensation expense for the year ended December 31, 2021 was $0.5 million.

The compensation expense accounted for all vested units based on the following assumptions:

Expected term	3 years
Volatility	68.0%
Discount for lack of marketability	45.0%
Risk free rate	0.2%
The following table summarizes the Company’s profit unit interests activity:

	Units	Average Fair Value at Grant Date
Outstanding at December 31, 2020	12,202,135	$0.08
Granted	—	—
Forfeited	(591,078)	0.10
Exchanged in reverse recapitalization	(11,611,057)	0.08
Outstanding at December 31, 2021	—	$—

The following table summarizes the Company’s non-vested units activity:

	Units	Average Fair Value at Grant Date
Non-vested units at December 31, 2020	4,738,333	$0.12
Granted	—	—
Vested	(2,933,300)	0.08
Forfeited	(591,078)	0.10
Exchanged in reverse recapitalization	(1,213,955)	0.22
Non-vested units at December 31, 2021	—	$—

Subsequent to the Business Combination, there was no unrecognized compensation expense related to profit unit interests.

Note 12. Income Taxes

The Company is the sole managing member of OppFi-LLC and, as a result, consolidates the financial results of OppFi-LLC. OppFi-LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

For the year ended December 31, 2023, OppFi recorded an income tax expense of $2.3 million and reported consolidated income before taxes of $41.8 million, resulting in a 5.6% effective income tax rate. For the year ended December 31, 2022, OppFi recorded an income tax benefit of $0.3 million and reported consolidated income before taxes of 3.1 million, resulting in a negative 9.0% effective income tax rate. For the year ended December 31, 2021, OppFi recorded an income tax expense of $0.3 million and reported consolidated income before taxes of 90.1 million, resulting in a 0.3% effective income tax rate. Prior to the Closing Date, OppFi-LLC was classified as a partnership for income tax purposes, and was therefore not subject to federal income tax and did not record an expense for income taxes.

The following table summarizes income tax expense (benefit) for the years ended December 31 (in thousands):

	2023	2022	2021
Federal income taxes:
Current	$27	$—	$(4)
Deferred	1,058	(350)	(225)
State income taxes:
Current	480	312	582
Deferred	766	(239)	(42)
Income tax expense (benefit)	$2,331	$(277)	$311

The following table summarizes the differences between the effective income tax rate and the federal statutory income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021, respectively (dollars in thousands):

	2023		2022		2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Federal income taxes at statutory rate	$8,780	21.0%	$643	21.0%	$18,922	21.0%
State tax expense, net of federal income tax benefit	1,239	3.0%	73	2.4%	549	0.6%
Fair market value adjustment of warrants	1,045	2.5%	(1,964)	(64.1)%	(5,545)	(6.2)%
Effect of flow-through entity	(8,831)	(21.1)%	981	32.0%	(13,615)	(15.1)%
Other	98	0.2%	(10)	(0.3)%	—	—%
Total	$2,331	5.6%	$(277)	(9.0)%	$311	0.3%

OppFi’s effective income tax rate for the years ended December 31, 2023, 2022 and 2021 differs from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, warrant fair market value fluctuations, and state income taxes.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of deferred taxes were as follows (in thousands):

	December 31,
	2023	2022
Investment in partnership	$15,921	$16,239
Tax receivable agreement liability	5,891	6,195
Net operating loss	3,275	3,603
Intangibles	523	580
Stock compensation	105	82
Other	62	60
Deferred tax asset	$25,777	$26,758

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2023, OppFi had approximately $13.7 million of federal net operating loss carryovers and $8.2 million of state net operating loss carryovers. As of December 31, 2022, OppFi had approximately $14.9 million of federal net operating loss carryovers and $9.1 million of state net operating loss carryovers. The entirety of the federal net operating loss carryover has no expiration date and the state net operating loss carryovers will expire in varying amounts beginning in 2027.

At the time of the Business Combination, OppFi recorded a deferred tax asset of $18.9 million with an offset to additional paid-in capital for the difference between the book value and the tax basis of OppFi’s investment in OppFi-LLC. As of December 31, 2023, the related deferred tax asset was $15.9 million. The decrease was due to additional differences between the book and taxable income in 2023. Based on the Company’s cumulative earnings history and forecasted future sources of taxable income, the Company believes that it will be able to realize the deferred tax assets in the future. As the Company reassesses this position in the future, changes in cumulative earnings history, excluding non-recurring charges, or changes to forecasted taxable income may alter this expectation and may result in an increase in the valuation allowance and an increase in the effective tax rate.

In connection with the Business Combination, the Company entered into the TRA, which provides for payment to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash. The Company has in effect an election under Section 754 of the Internal Revenue Code and will have such an election effective for each taxable year in which a redemption or exchange (including deemed exchange) of OppFi-LLC interests for shares of Class A Common Stock or cash occurs. The Company will retain the benefit of the remaining 10% of these cash savings. For the period from the Closing Date through December 31, 2023, the TRA liability decreased by $0.6 million related to exchanges that occurred during that period. The lower expected benefit of the TRA payments resulted in a decrease of the deferred tax asset of $0.3 million, with a net offsetting entry to additional paid-in capital.

As of December 31, 2023 and 2022, OppFi had unrecognized tax benefit of $38 thousand and $20 thousand, respectively, related to research and development credits allocated from OppFi-LLC. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The following table summarizes the change in unrecognized tax benefits for the years ended December 31 (in thousands):

	2023	2022
Unrecognized tax benefits at beginning of the year	$20	$—
Additions based on tax positions related to the current year	19	20
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(1)	—
Settlements with taxing authorities	—	—
Other, net	—	—
Net change in unrecognized tax benefits	18	20
Unrecognized tax benefits at end of the year	$38	$20

Note 13. Fair Value Measurements

Fair value on a nonrecurring basis: As of December 31, 2023, the Company has no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of December 31, 2022, the Company’s financial assets that are measured at fair value on a nonrecurring basis included assets held for sale. Assets held for sale were measured at fair value on a nonrecurring basis using Level 3 inputs.

Fair value measurement on a recurring basis: Effective January 1, 2021, the Company elected the fair value option to account for its installment finance receivables and measures the installment finance receivables at fair value on a recurring basis. Prior to the Business Combination, OppFi-LLC only had warrant units that were measured at fair market value on a

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

recurring basis. Subsequent to the Business Combination, the Company measures the Public Warrants and Private Placement Warrants at fair value on a recurring basis.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 are as follows (in thousands):

		Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$445,255	$—	$—	$445,255

Financial liabilities:
Warrant liability - Public Warrants (2)	4,636	4,636	—	—
Warrant liability - Private Placement Warrants (3)	2,228	—	—	2,228

		Fair Value Measurements
	December 31, 2022	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$441,496	$—	$—	$441,496

Financial liabilities:
Warrant liability - Public Warrants (2)	1,189	1,189	—	—
Warrant liability - Private Placement Warrants (3)	699	—	—	699
During the years ended December 31, 2023 and 2022, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

(1) The Company primarily estimates the fair value of its installment finance receivables portfolio using discounted cash flow models that have been internally developed. The models use inputs that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.

The following table presents quantitative information about the significant unobservable inputs used for the Company’s installment finance receivables fair value measurements as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Interest rate on finance receivables	156.15%	152.39%
Discount rate	26.34%	25.89%
Servicing cost*	2.96%	5.01%
Remaining life	0.60 years	0.59 years
Default rate*	25.63%	20.27%
Accrued interest*	4.34%	3.93%
Prepayment rate*	20.90%	21.33%

*Stated as a percentage of finance receivables
(2) The fair value measurement for the Public Warrants is categorized as Level 1 due to the use of an observable market quote in an active market under the ticker OPFI WS.
(3) The fair value of the Private Placement Warrants is measured using a Black-Scholes option-pricing model; accordingly, the fair value measurement for the Private Placement Warrants is categorized as Level 3.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the significant assumptions used in the simulation at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	4.07%	3.84%	4.11%	3.88%
Expected term (years)	2.6 years	7.6 years	3.5 years	8.5 years
Expected volatility	44.10%	44.10%	53.90%	53.90%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$0.41	$1.30	$0.11	$0.46

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2021	$1,879	$1,278	$3,157
Change in fair value	(1,600)	(858)	(2,458)
Fair value as of December 31, 2022	279	420	699
Change in fair value	762	767	1,529
Fair value as of December 31, 2023	$1,041	$1,187	$2,228

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of December 31, 2023 and 2022 (in thousands):

		Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash	$31,791	$31,791	$—	$—
Restricted cash	42,152	42,152	—	—
Accrued interest and fees receivable	18,065	18,065	—	—
Finance receivables at amortized cost, net	110	—	—	110
Settlement receivable	1,904	1,904	—	—

Liabilities:
Senior debt, net	332,667	—	—	332,667
Notes payable	1,449	—	—	1,449

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

		Fair Value Measurements
	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash	$16,239	$16,239	$—	$—
Restricted cash	33,431	33,431	—	—
Accrued interest and fees receivable	15,800	15,800	—	—
Finance receivables at amortized cost, net	643	—	—	643
Settlement receivable	2,000	2,000	—	—
Assets held for sale	550	—	—	550

Liabilities:
Secured borrowing payable	756	—	—	756
Senior debt, net	344,688	—	—	344,688
Notes payable	1,616	—	—	1,616

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

On November 18, 2021, the Company entered into a Consent Judgement and Order (“Settlement”) with the Attorney General of the District of Columbia (“District”) to resolve all matters in a dispute related to the action previously filed against the Company by the District (“Action”). The Company denies the allegations in the Action and denies that it has violated any law or engaged in any deceptive or unfair practices. The Action was resolved to avoid the expense of protracted litigation. As part of the Settlement, the Company agreed to, among other things, refrain from certain business activities in the District of Columbia, pay $0.3 million to the District of Columbia and provide refunds totaling $1.5 million to certain District of Columbia consumers. As of December 31, 2021, unpaid refunds due to certain District of Columbia consumers totaled $1.5 million. During the year ended December 31, 2022, the Company distributed refunds totaling $1.5 million to the District of Columbia consumers and there were no unpaid refunds due as of December 31, 2022. The Company has fulfilled all terms of the Settlement as of December 31, 2022.

On March 7, 2022, the Company filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division (“Court”). The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. On April 8, 2022, the Defendant filed a cross-complaint against the Company attempting to enforce the CFL against the Company and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against the Company. On October 17, 2022, the Company filed a cross-complaint against the Defendant seeking declaratory relief for issuing an underground regulation to

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

determine the “true lender” under the CFL without complying with California’s Administrative Procedures Act. On January 30, 2023, the Commissioner filed a motion for a preliminary injunction seeking to enjoin the Company from providing services to FinWise in connection with loans made to California consumers to the extent that such loans are in excess of California’s interest rate caps. On September 26, 2023, the Court sustained the Commissioner’s demurrer to the Company’s cross-complaint with leave to amend. On October 26, 2023, the Company filed its amended cross-complaint. On October 30, 2023, the Commissioner’s motion for preliminary injunction was denied. On November 27, 2023, the Commissioner filed their answer to the Company’s cross-complaint. The Company intends to continue to aggressively prosecute the claims set forth in the Complaint and vigorously defend itself and its position as the matter proceeds through the court process. The Company believes that the Defendant’s position is without merit as explained in the Company’s initial Complaint.

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

Related party transactions: OppFi-LLC previously had an unsecured line of credit agreement with SCG with a maximum available amount of $4.0 million, which was paid in full on March 30, 2021. There were no interest expense related to this related transaction for the years ended December 31, 2023 and 2022. Interest expense related to this related party transaction was $0.1 million for the year ended December 31, 2021.

In August 2020, OppFi-LLC entered into a Management Fee Agreement (“Management Fee Agreement”) with SCG. Pursuant to the terms of the Management Fee Agreement, SCG provided board and advisory services. Effective upon the Closing, OppFi-LLC terminated the Management Fee Agreement and incurred $3.0 million in transaction costs, which has been offset against additional paid-in capital in the consolidated balance sheets. There were no management fees under the Management Fee Agreement for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, management fees under the Management Fee Agreement totaled $0.4 million.

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

Christopher McKay is one of our executive officers. Mr. McKay’s daughter is an employee whose employment with the Company predates Mr. McKay’s designation as an executive officer in 2021. For the year ended December 31, 2023, Ms. McKay’s total compensation was approximately $133 thousand. For the years ended December 31, 2022 and 2021, Ms. McKay’s total compensation did not exceed $120 thousand. These compensation arrangements are consistent with those made available to other employees of the Company with similar years of experience and positions. Ms. McKay also participated in the Company’s benefit plans available to all other employees in similar positions.

Note 15. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of December 31, 2023, consumers living primarily in Texas, Florida and Virginia made up approximately 16%, 12% and 11%, respectively, of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2023, there were no other states that made up more than 10% or more of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2022, consumers living primarily in Texas, Florida and Virginia made up approximately 14%, 13%, and 11%, respectively, of the gross amount of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 16. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) and others, as defined in the plan document, who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $1.5 million, $1.5 million, and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following table sets forth the computation of basic and diluted (loss) earnings per share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share and per share data):

	2023	2022	2021
Numerator:
Net (loss) income attributable to OppFi Inc.	$(1,005)	$7,098	$25,554
Net (loss) income available to Class A common stockholders - Basic	(1,005)	7,098	25,554
Net (loss) income attributable to noncontrolling interest	—	(3,758)	19,271
Income tax benefit (expense)	—	908	(4,626)
Net (loss) income available to Class A common stockholders - Diluted	$(1,005)	$4,248	$40,199
Denominator:
Weighted average Class A common stock outstanding - Basic	16,391,199	13,913,626	13,218,119
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock units	—	105,928	8,930
Performance stock units	—	9,492	—
Warrants	—	—	—
Employee stock purchase plan	—	2,551	—
Retained OppFi Units, excluding Earnout Units	—	70,224,487	71,246,990
Dilutive potential common shares	—	70,342,458	71,255,920
Weighted average units outstanding - diluted	16,391,199	84,256,084	84,474,039
(Loss) earnings per share:
Basic EPS	$(0.06)	$0.51	$1.93
Diluted EPS	$(0.06)	$0.05	$0.48

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Public Warrants	11,887,500	11,887,500	11,887,500
Private Unit Warrants	231,250	231,250	231,250
$11.50 Exercise Price Warrants	2,248,750	2,248,750	2,248,750
$15 Exercise Price Warrants	912,500	912,500	912,500
Underwriter Warrants	59,437	59,437	59,437
Stock Options	1,922,473	2,128,503	3,375,000
Restricted stock units	2,006,596	1,847,291	1,766,714
Performance stock units	183,526	247,565	78,907
Noncontrolling interest - Earnout Units	25,500,000	25,500,000	25,500,000
Noncontrolling interest - OppFi Units	68,357,926	—	—
Potential common stock	113,309,958	45,062,796	46,060,058

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 18. Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and identified the following event that require disclosure.

Borrowings:

The Company was in breach of a collateral performance trigger in its revolving credit agreement with UMB Bank, N.A. as of the reporting dates occurring in December 2023 and January 2024. The Company obtained waivers from the lenders waiving any default or event of default resulting from the breaches. On March 19, 2024, the Company entered into an amendment (the “First Amendment”) to the revolving credit agreement with UMB Bank, N.A. The First Amendment, among other things, removed the specific collateral performance trigger that the Company had previously been out of compliance with.

ITEM 9.     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due to the material weakness in its internal control over financial reporting described below.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect all misstatements. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to the existence of the previously reported material weakness in internal control over financial reporting related to information technology general controls (“ITGCs”) associated with the Company’s financially relevant information systems. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, management determined that the Company’s user access controls designed to ensure appropriate segregation of duties, adequate restriction of users and privileged access to the Company’s financially relevant information systems were not operating effectively. As previously disclosed in Part I, Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, management also determined that the Company’s user access control designed to ensure appropriate segregation of duties was not designed effectively. Management believes that compensating controls are in place and operating effectively to mitigate the risks associated with the identified material weakness as it is being remediated (as described below).

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

Changes in Internal Control Over Financial Reporting

Other than the changes to the Company’s internal control over financial reporting described in “Remediation Plan for Material Weakness in Internal Control Over Financial Reporting” above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
On November 16, 2023, Ms. Jocelyn Moore, a member of the Company’s Board of Directors, adopted a trading arrangement for the sale of the Company’s Class A Common Stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan provides for the sale of up to 32,488 shares of Class A Common Stock pursuant to the terms of the Rule 10b5-1 Trading Plan beginning in June 2024 and ending in October 2024.

With the exception of Ms. Moore, during the quarter ended December 31, 2023, no other director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors, executive officers, code of business conduct and ethics, delinquent Section 16(a) Reports (if applicable) and corporate governance of the Company will be set forth in the Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2023.

ITEM 11.     EXECUTIVE COMPENSATION
Information regarding executive compensation will be set forth in the Definitive Proxy Statement and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2023.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management will be set forth in the Definitive Proxy Statement and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2023.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
    INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence will be set forth in the Definitive Proxy Statement and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2023.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services will be set forth in the Definitive Proxy Statement and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2023.

Part IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) The following is a list of documents filed as part of this report:
Financial Statements:
The following financial statements are included under Part II, Item 8 of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders' Equity/Members’ Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
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

3.1
Second Amended and Restated Certificate of Incorporation of OppFi Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A filed with the SEC on July 21, 2021).

3.2	Amended and Restated Bylaws of OppFi Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A filed with the SEC on July 21, 2021).

4.1	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A filed with the SEC on July 21, 2021).

4.2
Warrant Agreement, dated as of September 29, 2020, by and between FG New America Acquisition Corp. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to FG New America Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2020).

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.1
Tax Receivable Agreement, dated as of July 20, 2021, by and among the Company, Opportunity Financial, LLC, the Members and the Members’ Representative (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.2
Investor Rights Agreement, dated as of July 20, 2021, by and among the Company, the Founder Holders, the Members, the Members’ Representative and certain other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A filed with the SEC on July 21, 2021).

10.3+
Third Amended and Restated Limited Liability Company Agreement of Opportunity Financial, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.5†
Revolving Credit Agreement, dated December 14, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE IX, LLC, the other credit parties and guarantors thereto, UMB Bank, N.A., as administrative agent and collateral agent, Randolph Receivables LLC, as Castlelake Representative, and the lenders party thereto (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022).

10.6*	Employment Agreement, dated August 9, 2022, by and between Opportunity Financial, LLC and Ms. Pamela Johnson. ++

10.7†+
Amended and Restated Revolving Credit Agreement, dated January, 31, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.8†
Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated June 5, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.9†
Amendment No. 2 to Amended and Restated Revolving Credit Agreement, dated June 26, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.10†
Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated November 13, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.11†
Amendment No. 4 to Amended and Restated Revolving Credit Agreement and Amendment No. 2 to Fee Letter, dated December 16, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.12†+
Revolving Credit Agreement, dated April 15, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.13†
Amendment No. 1 to Revolving Credit Agreement, dated July 18, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021)

10.14†
Amendment No. 2 to Revolving Credit Agreement, dated December 20, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.15†
Amendment No. 3 to Revolving Credit Agreement, dated January 31, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.16†
Amendment No. 4 to Revolving Credit Agreement, dated February 14, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.17†
Amendment No. 5 to Revolving Credit Agreement, dated June 5, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.18†
Amendment No. 6 to Revolving Credit Agreement, dated June 26, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.19†
Amendment No. 7 to Revolving Credit Agreement, dated November 13, 2020 by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021)

10.20†
Amendment No. 8 to Revolving Credit Agreement and Amendment No. 2 to Fee Letter, dated December 16, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021)

10.21†+
Senior Secured Multi-Draw Term Loan Facility, dated November 9, 2018, as amended, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.22
First Amendment to Senior Secured Multi-Draw Term Loan Facility, dated April 15, 2019, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.23†
Second Amendment to Senior Secured Multi-Draw Term Loan Facility, dated May 31, 2019, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.24
Third Amendment to Senior Secured Multi-Draw Term Loan Facility, dated February 14, 2020, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.25†
Fourth Amendment to Senior Secured Multi-Draw Term Loan Facility, dated August 13, 2020, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.27 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.26†
Omnibus Amendment to Loan Agreement and Other Basic Documents, dated March 23, 2021, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.27†
Sixth Amendment to Senior Secured Multi-Draw Term Loan Facility, dated July 19, 2021, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.28
Seventh Amendment to Senior Secure Multi-Draw Term Loan Facility, dated November 3, 2021 by and among Opportunity Financial, LLC, the other credit parties party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021).

10.29†
Eighth Amendment to Senior Secured Multi-Draw Term Loan Facility dated November 10, 2021, by and among Opportunity Financial, LLC, the other credit parties party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021).

10.30†+
Amended and Restated Program Agreement, dated November 9, 2018, by and among Opportunity Financial, LLC, Opportunity Funding SPE II, LLC and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.31†
First Amendment to the Program Agreement, dated May 13, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE II, LLC and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.32
Second Amendment to the Program Agreement, dated July 19, 2021, by and among Opportunity Financial, LLC, Opportunity Funding SPE II, LLC and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.33†+
Revolving Credit Agreement, dated April 15, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.33 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.34†
First Amendment to Revolving Credit Agreement, dated June 20, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.34 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.35†
Amendment No. 2 to Revolving Credit Agreement, dated December 26, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.35 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.36†
Amendment No. 3 to Revolving Credit Agreement, dated February 14, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.36 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.37†
Amendment No. 4 to Revolving Credit Agreement, dated May 11, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.37 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.38†
Amendment No. 6 to Revolving Credit Agreement and other Credit Documents, dated October 13, 2021, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, Opportunity Funding SPE VII, the other parties thereto and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2021).

10.39†+
Amended and Restated Revolving Credit Agreement, dated July 19, 2023, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023).

10.40†+
Revolving Credit Agreement, dated August 19, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, the Lenders party thereto, and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.41†
Amendment No. 1 to Revolving Credit Agreement, dated December 20, 2019, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, the Lenders party thereto, and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.39 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.42†
Amendment No. 2 to Revolving Credit Agreement, dated February 13, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, the Lenders party thereto, and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.40 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.43†
Amendment No. 3 to Revolving Credit Agreement, dated May 5, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, the Lenders party thereto, and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.41 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.44†
Amendment No. 4 to Revolving Credit Agreement, dated March 31, 2021, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, the Lenders party thereto, and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.45†+
Amendment No. 6 to Revolving Credit Agreement, dated September 30, 2021, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, SalaryTap, LLC, SalaryTap Funding SPE, LLC, the other parties thereto and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC October 5, 2021).

10.46†
Note, dated April 13, 2020, made by Opportunity Financial, LLC in favor of BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.43 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.47†+
Marketing and Program Management Agreement, dated as of April 17, 2020, by and between Capital Community Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.48
First Amendment to Marketing and Program Management Agreement, dated as of August 10, 2020, by and between Capital Community Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.45 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.49†+
Loan Program Agreement, dated as of October 31, 2017, by and between FinWise Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.46 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.50†
First Amendment to the Loan Program Agreement, dated as of January 18, 2018, by and between FinWise Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.51	Form of OppFi Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.49 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021). ++

10.52	Form of OppFi Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 28, 2021). ++

10.53	OppFi Management Holdings, LLC Profits Interest Plan (incorporated by reference to Exhibit 10.50 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021). ++

10.54
Form of OppFi Management Holdings, LLC Profits Interest Plan Management Profits Interest Agreement (incorporated by reference to Exhibit 10.51 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021). ++

10.55†+
Program Marketing and Servicing Agreement, dated November 1, 2019, by and between First Electronic Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.52 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.56	OppFi Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex F of FG New America Acquisition Corp.’s Definitive Proxy Statement filed with the SEC on June 22, 2021).

10.57	Form of Total Return Swap Confirmation, dated April 15, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022). ++

10.58	OppFi Inc. 2021 Equity Incentive Plan, as amended (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 9, 2022). ++

10.59†
Amendment No. 7 to Revolving Credit Agreement and other Credit Documents, dated June 14, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, Opportunity Funding SPE VII, the other parties thereto and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2022).

10.60†+
Amendment No. 5 to Revolving Credit Agreement, dated August 6, 2021, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV LLC, OppWin, LLC, the Lenders party thereto, and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021).

10.61†
Ninth Amendment to Senior Secured Multi-Draw Term Loan Facility dated April 1, 2022, by and among Opportunity Financial, LLC, the other credit party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022).

10.62†+
Amendment No. 7 to Revolving Credit Agreement, dated March 31, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, SalaryTap, LLC, SalaryTap Funding SPE, LLC, the other parties thereto and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022)

10.63†
Amendment No. 5 to Amended and Restated Revolving Credit Agreement, dated July 11, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022).

10.64†
Amendment No. 6 to Amended and Restated Revolving Credit Agreement, dated August 15, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE III, LLC, OppWin, LLC, OppFi Management Holdings, LLC, Opportunity Financial Card Company, LLC, the Lenders party thereto, and Ares Agent Services, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022).

10.65†
Amendment No. 8 to Revolving Credit Agreement, dated September 1, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE IV, LLC, OppWin, LLC, SalaryTap, LLC, SalaryTap Funding SPE, LLC, the other parties thereto and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022).

21.1*	Subsidiaries of OppFi Inc

23.1*	Consent of Independent Registered Public Accounting Firm, RSM US LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	OppFi Inc. Policy on Recoupment of Incentive Compensation

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
† Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item (601)(b)(10).
+ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
* Filed herewith.
** Furnished herewith.
++ Management contracts or compensation plans, contracts or arrangements.

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 27, 2024	OppFi Inc.

	By:	/s/ Todd G. Schwartz
Todd G. Schwartz
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Todd G. Schwartz	Chief Executive Officer (Principal Executive Officer) and	March 27, 2024
Todd G. Schwartz	Executive Chairman of the Board

/s/ Pamela D. Johnson	Chief Financial Officer (Principal Financial and	March 27, 2024
Pamela D. Johnson	Accounting Officer)

/s/ Jocelyn Moore	Lead Independent Director	March 27, 2024
Jocelyn Moore

/s/ Christina Favilla	Director	March 27, 2024
Christina Favilla

/s/ Theodore Schwartz	Director	March 27, 2024
Theodore Schwartz

/s/ David Vennettilli	Director	March 27, 2024
David Vennettilli

/s/ Greg Zeeman	Director	March 27, 2024
Greg Zeeman