Form 10-Q
period 2024-03-31
OppFi Inc.
filed 2024-05-09
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 7, 2024, there were 111,259,489 shares of common stock, including 19,887,385 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 91,372,104 shares of Class V common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” "estimate," "project," "budget," "forecast," "anticipate," "intend," "plan," "may," "will," "could," "should," "believes," "predicts," "potential," "possible," "continue," and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions, and tightening of credit markets on our business; the impact of challenging macroeconomic and marketplace conditions, including lingering effects of COVID-19 on our business; the impact of stimulus or other government programs; whether we will be successful in obtaining declaratory relief against the Commissioner of the Department of Financial Protection and Innovation for the State of California; whether we will be subject to AB 539; whether our bank partners will continue to lend in California and whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California; the impact that events involving financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults, or non-performance, may have on our business; risks related to the material weakness in our internal controls over financial reporting; our ability to grow and manage growth profitably and retain our key employees; risks related to new products; risks related to evaluating and potentially consummating acquisitions; concentration risk; risks related to our ability to comply with various covenants in our corporate and warehouse credit facilities; costs related to the business combination; changes in applicable laws or regulations; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; risks related to management transitions; risks related to the restatement of our financial statements and any accounting deficiencies or weaknesses related thereto and other risks contained in the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 27, 2024 (“2023 Annual Report”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets
Cash(1)	$47,183	$31,791
Restricted cash(1)	41,538	42,152
Total cash and restricted cash	88,721	73,943
Finance receivables at fair value(1)	412,038	463,320
Finance receivables at amortized cost, net of allowance for credit losses of $7 and $346 as of March 31, 2024 and December 31, 2023, respectively	48	110
Settlement receivable(1)	1,766	1,904
Debt issuance costs, net(1)	3,394	3,834
Property, equipment and software, net	9,694	10,292
Operating lease right-of-use assets	11,767	12,180
Deferred tax asset	25,540	25,777
Other assets(1)	10,238	10,183
Total assets	$563,206	$601,543
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable(1)	$3,984	$4,442
Accrued expenses(1)	20,028	22,006
Operating lease liabilities	14,613	15,061
Senior debt, net(1)	300,300	332,667
Notes payable	724	1,449
Warrant liabilities	1,693	6,864
Tax receivable agreement liability	24,572	25,025
Total liabilities	365,914	407,514
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 20,015,537 shares issued and 19,311,623 shares outstanding as of March 31, 2024 and 19,554,774 shares issued and 18,850,860 shares outstanding as of December 31, 2023, respectively)	2	2
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 91,606,194 and 91,898,193 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	9	9
Additional paid-in capital	78,669	76,480
Accumulated deficit	(58,044)	(63,591)
Treasury stock at cost, 703,914 shares as of March 31, 2024 and December 31, 2023	(2,460)	(2,460)
Total OppFi Inc.'s stockholders' equity	18,176	10,440
Noncontrolling interest	179,116	183,589
Total stockholders' equity	197,292	194,029
Total liabilities and stockholders' equity	$563,206	$601,543

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

	March 31,	December 31,
	2024	2023
Assets of consolidated VIEs, included in total assets above
Cash	$328	$368
Restricted cash	32,070	32,782
Total cash and restricted cash	32,398	33,150
Finance receivables at fair value	352,316	417,138
Settlement receivable	1,766	1,904
Debt issuance costs, net	3,394	3,834
Other assets	10	7
Total assets	$389,884	$456,033
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$3	$5
Accrued expenses	3,146	3,614
Senior debt, net	250,736	283,213
Total liabilities	$253,885	$286,832

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Interest and loan related income	$126,279	$119,942
Other revenue	1,064	432
	127,343	120,374
Change in fair value of finance receivables	(64,102)	(63,118)
Provision for credit losses on finance receivables	(27)	(70)
Net revenue	63,214	57,186
Expenses:
Salaries and employee benefits	15,998	14,521
Interest expense and amortized debt issuance costs	11,430	11,371
Direct marketing costs	9,512	10,528
Professional fees	5,481	3,723
Technology costs	3,058	3,166
Exit costs	2,918	—
Depreciation and amortization	2,725	3,391
Payment processing fees	2,086	2,390
Occupancy	942	1,108
Loss on assets held for sale	—	147
General, administrative and other	3,780	3,111
Total expenses	57,930	53,456
Income from operations	5,284	3,730
Other income:
Change in fair value of warrant liabilities	5,171	153
Other income	80	193
Income before income taxes	10,535	4,076
Income tax expense	404	146
Net income	10,131	3,930
Net income attributable to noncontrolling interest	4,594	3,679
Net income attributable to OppFi Inc.	$5,537	$251

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.29	$0.02
Diluted	$0.10	$0.02
Weighted average common shares outstanding:
Basic	19,205,427	15,037,326
Diluted	86,243,498	15,189,895

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity

Balance, December 31, 2023	18,850,860	$2	91,898,193	$9	$76,480	$(63,591)	$(2,460)	$183,589	$194,029
Exchange of Class V shares	291,999	—	(291,999)	—	685	10	—	(695)	—
Issuance of common stock under equity incentive plan	156,712	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	66,072	—	—	—	119	—	—	—	119
Stock-based compensation	—	—	—	—	1,004	—	—	—	1,004
Tax withholding on vesting of restricted stock units	(54,020)	—	—	—	(189)	—	—	—	(189)
Member distributions	—	—	—	—	—	—	—	(8,372)	(8,372)
Tax receivable agreement	—	—	—	—	346	—	—	—	346
Deferred tax asset	—	—	—	—	224	—	—	—	224
Net income	—	—	—	—	—	5,537	—	4,594	10,131
Balance, March 31, 2024	19,311,623	$2	91,606,194	$9	$78,669	$(58,044)	$(2,460)	$179,116	$197,292

Balance, December 31, 2022	14,760,566	$2	94,937,285	$9	$65,501	$(63,546)	$(2,460)	$159,644	$159,150
Exchange of Class V shares	370,598	—	(370,598)	—	630	3	—	(633)	—
Issuance of common stock under employee stock purchase plan	90,119	—	—	—	157	—	—	—	157
Stock-based compensation	—	—	—	—	1,139	—	—	—	1,139
Member distributions	—	—	—	—	—	—	—	(5)	(5)
Tax receivable agreement	—	—	—	—	(187)	—	—	—	(187)
Deferred tax asset	—	—	—	—	(61)	—	—	—	(61)
Net income	—	—	—	—	—	251	—	3,679	3,930
Balance, March 31, 2023	15,221,283	$2	94,566,687	$9	$67,179	$(63,292)	$(2,460)	$162,685	$164,123

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$10,131	$3,930
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	64,102	63,118
Provision for credit losses on finance receivables	27	70
Depreciation and amortization	2,725	3,391
Debt issuance cost amortization	550	764
Stock-based compensation expense	1,004	1,139
Loss on disposition of equipment	2	—
Loss on assets held for sale	—	147
Deferred income taxes	354	109
Change in fair value of warrant liabilities	(5,171)	(153)
Gain on forgiveness of debt	—	(113)
Changes in assets and liabilities:
Accrued interest and fees receivable	3,091	2,982
Settlement receivable	138	(843)
Operating lease, net	(35)	(15)
Assets held for sale	—	(75)
Other assets	(55)	158
Accounts payable	(458)	(2,627)
Accrued expenses	(1,978)	(6,345)
Net cash provided by operating activities	74,427	65,637
Cash flows from investing activities:
Finance receivables originated and acquired	(152,548)	(155,499)
Finance receivables repayments	136,672	129,314
Purchases of equipment and capitalized technology	(2,129)	(2,115)
Net cash used in investing activities	(18,005)	(28,300)
Cash flows from financing activities:
Member distributions	(8,372)	(5)
Payments of secured borrowing payable	—	(643)
Net payments of senior debt - revolving lines of credit	(32,477)	(14,116)
Payments of note payable	(725)	(808)
Payments for debt issuance costs	—	(218)
Proceeds from employee stock purchase plan	119	157
Payments of tax withholding on vesting of restricted stock units	(189)	—
Net cash used in financing activities	(41,644)	(15,633)
Net increase in cash and restricted cash	14,778	21,704

Cash and restricted cash
Beginning	73,943	49,670
Ending	$88,721	$71,374

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$11,142	$10,125
Income taxes paid	$146	$10

Non-cash financing activities:
Adjustments to additional paid-in capital as a result of tax receivable agreement	$346	$(187)
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$224	$(61)

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization and Nature of Operations

OppFi Inc. (“OppFi”), formerly FG New America Acquisition Corp. (“FGNA”), collectively with its subsidiaries (“Company”), is a tech-enabled, mission-driven specialty finance platform that broadens the reach of community banks to extend credit access to everyday Americans. OppFi’s primary products are offered by its OppLoans platform. OppFi’s products also previously included its payroll deduction secured installment loan product, SalaryTap, and credit card product, OppFi Card.

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

Following the Closing, the Company is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of March 31, 2024 and December 31, 2023, OppFi owned approximately 17.4% and 17.0% of the OppFi Units, respectively, and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

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

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2023 included in the 2023 Annual Report. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2024.

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

The judgements, assumptions, and estimates used by management are based on historical experience, management’s experience and qualitative factors. The areas subject to significant estimation techniques are the determination of fair value of installment finance receivables and warrants, valuation allowance of deferred tax assets, stock-based compensation expense and income tax

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

provision. For the aforementioned estimates, it is reasonably possible the recorded amounts or related disclosures could significantly change in the near future as new information is available.

Accounting Policies: There have been no changes to the Company's significant accounting policies from those described in Part II, Item 8 - Financial Statements and Supplementary Data in the 2023 Annual Report.

Participation rights purchase obligations: OppFi-LLC has entered into bank partnership arrangements with certain banks insured by the FDIC. As part of these bank partnership arrangements, the banks have the ability to retain a percentage of the finance receivables they have originated, and OppFi-LLC’s participation rights are reduced by the percentage of the finance receivables retained by the banks. For the three months ended March 31, 2024 and 2023, finance receivables originated through the bank partnership arrangements totaled 100% and 95%, respectively. As of March 31, 2024 and December 31, 2023, the unpaid principal balance of finance receivables outstanding for purchase was $14.0 million and $14.5 million, respectively.

Capitalized technology: The Company capitalized software costs associated with application development totaling $2.0 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense, which is included in depreciation and amortization on the consolidated statements of operations, totaled $2.5 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 82.6% and 83.0% of the economic ownership percentage of OppFi-LLC as of March 31, 2024 and December 31, 2023, respectively. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the consolidated statements of operations.

Costs Associated with Exit Activities: Costs associated with exit activities include contract termination costs and other costs associated with exit activities. In January 2024, the Company completed the previously disclosed wind down and exited its OppFi Card product. In accordance with the provisions of FASB ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability for $2.9 million for costs related to contracts associated with its OppFi Card product that will continue to be incurred under these contracts for their remaining term without economic benefit to the Company. The Company recorded these costs in exit costs on the consolidated statements of operations. As of March 31, 2024, the Company’s remaining liability totaled $2.7 million, which is included in accrued expenses on the consolidated balance sheets.

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

Recently adopted accounting pronouncements: None.

Accounting pronouncements issued and not yet adopted: In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The purpose of ASU 2021-01 is to expand guidance on contract modifications and hedge accounting. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The purpose of ASU 2022-06 is to defer the effective date of the provisions of ASU 2020-04 from December 31, 2022 to December 31, 2024. The Company is currently evaluating the impact of ASU 2020-04, 2021-01 and 2022-06 on the Company’s consolidated financial statements.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

would be useful in making capital allocation decisions. The guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

Note 3. Finance Receivables

Finance receivables at fair value: The components of installment finance receivables at fair value as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Unpaid principal balance of finance receivables - accrual	$346,897	$384,587
Unpaid principal balance of finance receivables - non-accrual	24,489	31,876
Unpaid principal balance of finance receivables	$371,386	$416,463

Finance receivables at fair value - accrual	$396,207	$444,120
Finance receivables at fair value - non-accrual	856	1,135
Finance receivables at fair value, excluding accrued interest and fees receivable	397,063	445,255
Accrued interest and fees receivable	14,975	18,065
Finance receivables at fair value	$412,038	$463,320

Difference between unpaid principal balance and fair value	$25,677	$28,792

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finance receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of March 31, 2024 and December 31, 2023, the aggregate unpaid principal balance of installment finance receivables 90 days or more past due on a contractual basis was $16.7 million and $15.2 million, respectively. As of March 31, 2024 and December 31, 2023, the fair value of installment finance receivables 90 days or more past due was $0.6 million and $0.5 million, respectively.

Changes in the fair value of installment finance receivables at fair value for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at the beginning of the period	$463,320	$457,296
Originations	152,518	155,493
Repayments	(136,608)	(129,204)
Accrued interest and fees receivable	(3,090)	(2,978)
Charge-offs, net(1)	(60,987)	(58,754)
Net change in fair value(1)	(3,115)	(4,364)
Balance at the end of the period	$412,038	$417,489

(1) Included in "Change in fair value of finance receivables" in the consolidated statements of operations.

The estimated amount of losses included in earnings attributable to changes in instrument-specific credit risk was $2.2 million and $4.2 million for the three months ended March 31, 2024 and 2023, respectively. The credit risk component was driven by the credit loss assumption applied in the discounted cash flow model, particularly the default rate. This assumption was primarily developed based on historical data of the installment loan portfolio.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Finance receivables at amortized cost, net: The components of finance receivables at amortized cost as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Finance receivables	$54	$454
Accrued interest and fees receivable	1	2
Allowance for credit losses	(7)	(346)
Finance receivables at amortized cost, net	$48	$110

In January 2024, the Company completed the wind down and exited its OppFi Card revolving charge account product; as a result, the Company charged-off its remaining OppFi Card finance receivables. As of March 31, 2024, the Company’s finance receivables measured at amortized cost were comprised solely of the SalaryTap finance receivables.

Changes in the allowance for credit losses on finance receivables at amortized cost for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$346	$96
Provisions for credit losses on finance receivables	27	70
Finance receivables charged off	(366)	(119)
Ending balance	$7	$47

The following is an assessment of the credit quality of finance receivables measured at amortized cost and presents the recency and contractual delinquency by year of origination as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
Origination year	2024	2023	2022	2021	Total
Recency delinquency
Current	$—	$—	$17	$30	$47
Delinquency
30-59 days	—	—	2	2	4
60-89 days	—	—	2	1	3
90+ days	—	—	—	—	—
Total delinquency	—	—	4	3	7
Finance receivables	$—	$—	$21	$33	$54

Contractual delinquency
Current	$—	$—	$15	$12	$27
Delinquency
30-59 days	—	—	2	5	7
60-89 days	—	—	3	3	6
90+ days	—	—	2	12	14
Total delinquency	—	—	7	20	27
Finance receivables	$—	$—	$22	$32	$54

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2023
Origination year	2023	2022	2021	Revolving charge accounts	Total
Recency delinquency
Current	$—	$35	$73	$244	$352
Delinquency
30-59 days	—	3	1	16	20
60-89 days	—	1	11	9	21
90+ days	—	—	—	61	61
Total delinquency	—	4	12	86	102
Finance receivables	$—	$39	$85	$330	$454

Contractual delinquency
Current	$—	$32	$46	$244	$322
Delinquency
30-59 days	—	3	8	16	27
60-89 days	—	2	9	9	20
90+ days	—	2	22	61	85
Total delinquency	—	7	39	86	132
Finance receivables	$—	$39	$85	$330	$454

In accordance with the Company’s income recognition policy, finance receivables at amortized cost in non-accrual status as of March 31, 2024 and December 31, 2023 were $17 thousand and $30 thousand, respectively.

Note 4. Property, Equipment and Software, Net

Property, equipment and software consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Capitalized technology	$57,383	$55,405
Furniture, fixtures and equipment	4,110	3,964
Leasehold improvements	979	979
Total property, equipment and software	62,472	60,348
Less accumulated depreciation and amortization	(52,778)	(50,056)
Property, equipment and software, net	$9,694	$10,292

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $2.7 million and $3.4 million, respectively.

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrual for services rendered and goods purchased	$7,959	$6,899
Accrued payroll and benefits	3,277	8,900
Accrued exit costs	2,683	—
Accrued interest	2,532	2,794
Other	3,577	3,413
Total	$20,028	$22,006

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Leases

The components of total lease cost for three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$597	$563
Variable lease expense	334	497
Short-term lease cost	3	40
Sublease income	(80)	(80)
Total lease cost	$854	$1,020

Supplemental cash flow information related to the leases for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$633	$784

The weighted average remaining lease term and discount rate as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	6.5	6.7
Weighted average discount rate	5%	5%

Future minimum lease payments as of March 31, 2024 were as follows (in thousands):

Year	Amount
Remaining of 2024	$1,838
2025	2,482
2026	2,557
2027	2,633
2028	2,712
2029	2,794
Thereafter	2,144
Total lease payments	17,160
Less: imputed interest	(2,547)
Operating lease liabilities	$14,613

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Borrowing

The following is a summary of the Company’s outstanding borrowings as of March 31, 2024 and December 31, 2023, including borrowing capacity as of March 31, 2024 (in thousands):

Purpose	Borrower	Borrowing Capacity	March 31, 2024	December 31, 2023	Interest Rate as of March 31, 2024	Maturity Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$125,000	$62,500	$103,400	SOFR plus 6.75%	June 2026
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	125,000	62,500	37,500	SOFR plus 7.50%	July 2027
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	80,871	93,871	SOFR plus 7.50%	December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	44,865	48,442	SOFR plus 7.25%	April 2025
Total revolving lines of credit		475,000	250,736	283,213

Term loan, net	OppFi-LLC	50,000	49,564	49,454	LIBOR plus 10.00%	March 2025
Total senior debt, net		$525,000	$300,300	$332,667

Notes payable
Financed insurance premium	OppFi-LLC	$724	$724	$1,449	9.70%	June 2024

Senior debt, net:

Revolving line of credit - Opportunity Funding SPE IX, LLC

On March 19, 2024, the Company entered into an amendment (the “First Amendment”) to its revolving credit agreement with UMB Bank, N.A. The First Amendment, among other things, removed a collateral performance trigger that the Company had previously been out of compliance with.

Certain of the Company’s foregoing credit facilities that consist of term loans and revolving loan facilities are subject to provisions that provide for a cross-default in the event certain covenants under the relevant agreements are breached.

Total interest expense related to the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $10.8 million and $10.6 million for the three months ended March 31, 2024 and 2023, respectively. Additionally, the Company has capitalized $14.0 million in debt issuance costs in connection with the Company’s senior debt as of March 31, 2024. Amortized debt issuance costs associated with the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, were $0.6 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, unamortized debt issuance costs associated with the Company’s senior debt totaled $3.8 million and $4.3 million, respectively, of which $3.4 million and $3.8 million related to the revolving lines of credit, respectively, and $0.4 million and $0.5 million related to the term loan, respectively.

Notes payable: Total interest expense related to notes payable, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $26 thousand and $26 thousand for the three months ended March 31, 2024 and 2023, respectively.

Secured borrowing payable: On February 16, 2023, the borrowings under the Company’s previous secured borrowing payable, with Opportunity Funding SPE II, LLC as borrower, were paid in full, of which borrowings totaling $0.1 million were forgiven. Subsequent to repayment, OppFi-LLC terminated the preferred return agreement. No interest expense was recognized related to secured borrowings for the three months ended March 31, 2024. Interest expense related to this facility was $10 thousand for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, there were no amortized debt issuance costs related to the secured borrowing payable.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2024, required payments for all borrowings, excluding revolving lines of credit, for each of the next five years were as follows (in thousands):

Year	Amount
Remainder of 2024	$724
2025	50,000
2026	—
2027	—
2028	—
2029	—
Total	$50,724

Note 8. Warrant Liabilities

As of March 31, 2024 and December 31, 2023, there were 11,887,500 Public Warrants and 3,451,937 Private Placement Warrants outstanding. As of March 31, 2024 and December 31, 2023, the Company recorded warrant liabilities of $1.7 million and $6.9 million, respectively, in the consolidated balance sheets. The change in fair value of the Public Warrants and Private Placement Warrants was decreased by $3.7 million and $1.5 million, respectively, for the three months ended March 31, 2024, and was decreased by $0.1 million and $34 thousand, respectively, for the three months ended March 31, 2023.

Note 9. Stock-Based Compensation

On July 20, 2021, the Company established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of March 31, 2024, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan (including from outstanding awards) was 22,794,973 shares. As of March 31, 2024, the Company had only granted awards in the form of options, restricted stock units, and performance stock units.

Stock options: A summary of the Company’s stock option activity for the three months ended March 31, 2024 is as follows:

(in thousands, except share and per share data)	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,842,192	$13.65	7.6	$450
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2024	1,842,192	$13.65	7.3	$—
Vested and exercisable as of March 31, 2024	1,443,456	$14.35	7.3	$—

For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $0.1 million and $0.2 million, respectively, related to stock options. As of March 31, 2024, the Company had unrecognized stock-based compensation of $0.8 million related to unvested stock options that is expected to be recognized over an estimated weighted-average period of approximately 1.5 years.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Restricted stock units: A summary of the Company’s restricted stock units (“RSUs”) activity for the three months ended March 31, 2024 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	1,768,811	$3.45
Granted	142,403	4.27
Vested	(216,235)	3.78
Forfeited	(158,212)	3.89
Unvested as of March 31, 2024	1,536,767	$3.43

For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation of $0.8 million and $0.8 million, respectively, related to RSUs. As of March 31, 2024, total unrecognized compensation expense related to RSUs was $4.5 million which will be recognized over a weighted-average vesting period of approximately 2.2 years.

Performance stock units: A summary of the Company’s performance stock units (“PSUs”) activity for the three months ended March 31, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	127,835	$3.42
Granted	—	—
Vested	(13,005)	3.49
Forfeited	—	—
Unvested as of March 31, 2024	114,830	$3.41

For the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation of $37 thousand and $0.1 million, respectively, related to PSUs. As of March 31, 2024, total unrecognized compensation expense related to PSUs was $0.1 million which will be recognized over a weighted-average vesting period of approximately 2.0 years.

Employee Stock Purchase Plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of March 31, 2024, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP was 1,672,427 and may consist of authorized but unissued or reacquired shares of Class A Common Stock.

As of March 31, 2024, there were 300,321 shares of the Company’s Class A Common Stock purchased under the ESPP. As of December 31, 2023, there were 234,249 shares of the Company’s Class A Common Stock had been purchased under the ESPP. As of March 31, 2024 and December 31, 2023, ESPP employee payroll contributions accrued of $0.1 million and $0.1 million, respectively, are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of March 31, 2024 will be used to purchase shares at the end of the ESPP offering period ending on June 30, 2024. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. For the three months ended March 31, 2024 and 2023, the Company recognized ESPP compensation expense of $27 thousand and $24 thousand, respectively.

Note 10. Income Taxes

For the three months ended March 31, 2024, OppFi recorded an income tax expense of $0.4 million and reported consolidated income before income taxes of $10.5 million, resulting in a 3.8% effective income tax rate. For the three months ended March 31, 2023, OppFi recorded an income tax expense of $0.1 million and reported consolidated income before income taxes of $4.1 million, resulting in a 3.6% effective income tax rate.

OppFi’s effective income tax rates for the three months ended March 31, 2024 and 2023, differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, warrant liability, and discrete tax items. The warrant liability is recorded by OppFi and is a fair market value adjustment of the warrant liability and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate. For the three months ended March 31, 2024, there were two discrete items recorded, which consisted

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

of a $17 thousand expense related to a prior period uncertain tax position and a $45 thousand benefit related to stock compensation, which in total decreased the effective tax rate by 0.3%. Excluding the aforementioned discrete items, the effective tax rate for the three months ended March 31, 2024 would have been 4.1%. For the three months ended March 31, 2023, there was one discrete item recorded, which consisted of a $7 thousand adjustment related to a prior period state tax adjustment, which increased the effective tax rate by 0.2%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended March 31, 2023 would have been 3.4%.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of March 31, 2024 and 2023, OppFi owned 17.4% and 13.9%, respectively, of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

As of March 31, 2024 and December 31, 2023, OppFi recorded an unrecognized tax benefit of $55 thousand and $38 thousand, respectively, related to research and development credits allocated from OppFi-LLC. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for the payment of interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 11. Fair Value Measurements

Fair value on a nonrecurring basis: The Company has no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

		Fair Value Measurements
	March 31, 2024	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$397,063	$—	$—	$397,063

Financial liabilities:
Warrant liability - Public Warrants (2)	951	951	—	—
Warrant liability - Private Placement Warrants (3)	742	—	—	742

		Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$445,255	$—	$—	$445,255

Financial liabilities:
Warrant liability - Public Warrants (2)	4,636	4,636	—	—
Warrant liability - Private Placement Warrants (3)	2,228	—	—	2,228

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2024 and 2023, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

The following table presents quantitative information about the significant unobservable inputs used for the Company’s installment finance receivables fair value measurements as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Interest rate on finance receivables	156.74%	156.15%
Discount rate	26.23%	26.34%
Servicing cost*	3.12%	2.96%
Remaining life	0.60 years	0.60 years
Default rate*	26.08%	25.63%
Accrued interest*	4.03%	4.34%
Prepayment rate*	21.19%	20.90%

*Stated as a percentage of finance receivables

The following table presents the significant assumptions used in the simulation at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	4.48%	4.16%	4.07%	3.84%
Expected term (years)	2.3 years	7.3 years	2.6 years	7.6 years
Expected volatility	56.80%	56.80%	44.10%	44.10%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$0.08	$0.59	$0.41	$1.30

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2023	$1,041	$1,187	$2,228
Change in fair value	(838)	(648)	(1,486)
Fair value as of March 31, 2024	$203	$539	$742

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements
	March 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash	$47,183	$47,183	$—	$—
Restricted cash	41,538	41,538	—	—
Accrued interest and fees receivable	14,975	14,975	—	—
Finance receivables at amortized cost, net	48	—	—	48
Settlement receivable	1,766	1,766	—	—

Liabilities:
Senior debt, net	300,300	—	—	300,300
Notes payable	724	—	—	724

		Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash	$31,791	$31,791	$—	$—
Restricted cash	42,152	42,152	—	—
Accrued interest and fees receivable	18,065	18,065	—	—
Finance receivables at amortized cost, net	110	—	—	110
Settlement receivable	1,904	1,904	—	—

Liabilities:
Senior debt, net	332,667	—	—	332,667
Notes payable	1,449	—	—	1,449

Note 12. Commitments, Contingencies and Related Party Transactions

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Note 13. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of March 31, 2024, consumers living primarily in Texas, Florida and Virginia made up approximately 15%, 12% and 11%, respectively, of the Company’s portfolio of finance receivables. As of March 31, 2024, there were no other states that made up more than 10% or more of the Company’s portfolio of finance receivables. As of December 31, 2023, consumers living primarily in Texas, Florida and Virginia made up approximately 16%, 12%, and 11%, respectively, of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 14. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) and others, as defined in the plan document, who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $0.4 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 15. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to OppFi Inc.	$5,537	$251
Net income available to Class A common stockholders - Basic	5,537	251
Net income attributable to noncontrolling interest	4,594	—
Income tax expense	(1,081)	—
Net income available to Class A common stockholders - Diluted	$9,050	$251
Denominator:
Weighted average Class A common stock outstanding - Basic	19,205,427	15,037,326
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	562,950	122,571
Performance stock units	76,928	29,998
Warrants	—	—
Employee stock purchase plan	—	—
Retained OppFi Units, excluding Earnout Units	66,398,193	—
Dilutive potential common shares	67,038,071	152,569
Weighted average units outstanding - diluted	86,243,498	15,189,895
Earnings per share:
Basic	$0.29	$0.02
Diluted	$0.10	$0.02

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Public Warrants	11,887,500	11,887,500
Private Unit Warrants	231,250	231,250
$11.50 Exercise Price Warrants	2,248,750	2,248,750
$15 Exercise Price Warrants	912,500	912,500
Underwriter Warrants	59,437	59,437
Stock Options	1,842,192	1,978,972
Restricted stock units	1,653,319	2,202,314
Performance stock units	115,563	307,070
Noncontrolling interest - Earnout Units	25,500,000	25,500,000
Noncontrolling interest - OppFi Units	—	69,066,687
Potential common stock	44,450,511	114,394,480

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 16. Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and identified the following events that require disclosure.

On April 4, 2024, the Company’s Board of Directors (the “Board”) declared a special common stock dividend of $0.12 per share on its Class A Common Stock, which was paid on May 1, 2024, to stockholders of record as of the close of business on April 19, 2024.

On April 4, 2024, the Board also authorized a new share repurchase program to repurchase up to $20.0 million in the aggregate of shares of the Company’s Class A Common Stock.

In addition to the special dividend payable to Class A common stockholders, the Board approved a $0.12 per unit special distribution that was paid on April 29, 2024 to holders of record of Class A common units of OppFi-LLC as of the close of business on April 19, 2024. Distributions with respect to earnout units of OppFi-LLC will not be payable to the holders thereof unless such units vest prior to expiration.

On April 12, 2024, Gray Rock SPV LLC entered into an amendment (the “Fourth Amendment”) to its revolving credit agreement. The Fourth Amendment, among other things, extended the maturity date from April 15, 2025 to October 16, 2026 and increased the applicable margin rate from 7.25% to 7.45%.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in the Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” of this Form 10-Q and our Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on March 27, 2024 (“2023 Annual Report”), for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.
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

OppFi’s primary products are offered by its OppLoans platform. Customers on this platform are U.S. consumers, who are employed, have bank accounts, and generally earn median wages. The average installment loan facilitated by OppFi is approximately $1,500, payable in installments and with an average contractual term of 11 months. Neither SalaryTap nor OppFi Card contributed meaningfully to OppFi’s results during the three months ended March 31, 2024.

On the Closing Date, OppFi completed the Business Combination. At the Closing, FGNA changed its name to “OppFi Inc.” OppFi’s Class A Common Stock and Public Warrants are listed on the NYSE under the symbols “OPFI” and “OPFI WS,” respectively.

Unless the context otherwise requires, all references in this section to “OppFi” or the “Company” refer OppFi-LLC and its subsidiaries prior to the Closing, or to OppFi Inc. and its subsidiaries from and after the Closing. See Item 1. “Organization and Nature of Operations” for more information.

HIGHLIGHTS

Our financial results as of and for the three months ended March 31, 2024 are summarized below:
•Basic and diluted earnings per share (“EPS”) of $0.29 and $0.10, respectively, for the three months ended March 31, 2024;
•Adjusted earnings per share (“Adjusted EPS”)(1) of $0.10 for the three months ended March 31, 2024, an increase of $0.05 from $0.05 for the three months ended March 31, 2023;
•Net originations increased 2.4% to $163.5 million from $159.6 million for the three months ended March 31, 2024 and 2023, respectively;
•Ending receivables increased 0.5% to $371.4 million from $369.7 million as of March 31, 2024 and 2023, respectively;
•Total revenue increased 5.8% to $127.3 million from $120.4 million for the three months ended March 31, 2024 and 2023, respectively;
•Net income of $10.1 million for the three months ended March 31, 2024, an increase of $6.2 million from $3.9 million for the three months ended March 31, 2023; and

•Adjusted net income (“Adjusted Net Income”)(1) of $8.8 million for the three months ended March 31, 2024, an increase of $4.9 million from $3.9 million for the three months ended March 31, 2023.

(1) Adjusted EPS and Adjusted Net Income are not prepared in accordance with the United States Generally Accepted Accounting Principles (“GAAP”). For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see the section titled “Non-GAAP Financial Measures” below. Beginning with the quarter ended March 31, 2024, for all periods presented, we have updated our presentation and calculation of Adjusted EBT, and corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.

On April 4, 2024, the Company’s Board of Directors (the “Board”) declared a special common stock dividend of $0.12 per share on our Class A common stock, which was paid on May 1, 2024 to stockholders of record as of the close of business on April 19, 2024.

In addition to the special dividend payable to Class A common stockholders, the Board approved a $0.12 per unit special distribution that was paid on April 29, 2024 to holders of record of Class A common units of OppFi-LLC as of the close of business on April 19, 2024. Distributions with respect to earnout units of OppFi-LLC will not be payable to the holders thereof unless such units vest prior to expiration.

On April 4, 2024, the Board also authorized a new share repurchase program to repurchase up to $20.0 million in the aggregate of shares of our Class A Common Stock.
KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the three months ended March 31, 2024 and 2023.

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

The following table presents total net originations (defined as gross originations net of transferred balance on refinanced loans), total retained net originations (defined as the portion of total net originations as defined above with respect to which the Company ultimately purchased a receivable from bank partners or originated directly), percentage of net originations by bank partners, and percentage of net originations by new loans for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Total net originations	$163,496	$159,596	$3,900	2.4%
Total retained net originations	$152,512	$155,643	$(3,131)	(2.0)%
Percentage of net originations by bank partners	100.0%	95.2%	N/A	5.0%
Percentage of net originations by new loans	42.3%	44.1%	N/A	(4.1)%

Total net originations increased to $163.5 million for the three months ended March 31, 2024 from $159.6 million for the three months ended March 31, 2023. The 2.4% increase for the three months ended March 31, 2024 was a result of bank partners’ expansion into additional states as well as enhanced lead evaluation capabilities driving higher quality applications. Total retained net originations decreased to $152.5 million for the three months ended March 31, 2024 from $155.6 million for the three months ended March 31, 2023. The 2.0% decrease for the three months ended March 31, 2024 was attributed to one of our bank partners retaining a higher percentage of loans originated in certain states.

Total net originations by our bank partners increased to 100.0% for the three months ended March 31, 2024 from 95.2% for the three months ended March 31, 2023. During the third quarter of 2023, the Company ceased directly originating loans and transitioned completely to a servicing / facilitation model for bank partners.

Total net originations of new loans as a percentage of total loans decreased to 42.3% for the three months ended March 31, 2024 from 44.1% for the three months ended March 31, 2023. The decrease is a result of the pool of customers available to refinance growing over time, as well as marketing campaigns targeting email engagement rates in the refinance population.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of March 31, 2024 and 2023 (in thousands):

	As of March 31,		Change
	2024	2023	$	%
Ending receivables	$371,386	$369,715	$1,671	0.5%

Ending receivables increased to $371.4 million as of March 31, 2024 from $369.7 million as of March 31, 2023. The 0.5% increase was primarily driven by a higher beginning receivables balance to begin the year in 2024 relative to 2023.

Average Yield

Average yield represents total revenue from the period as a percent of average receivables and is presented as an annualized metric. Receivables are defined as the unpaid principal balances of loans. The following table presents average yield for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	%
Average yield, annualized	129.5%	126.0%	2.8%

Average yield increased to 129.5% for the three months ended March 31, 2024 from 126.0% for the three months ended March 31, 2023. The 2.8% increase was driven by a decrease in delinquent loans in the portfolio that were not accruing interest and a decrease in enrollment in our hardship and assistance programs, which provide payment relief due to natural disasters, loss of income, increase in expenses, or other unpredictable events, as well as a relative shift away from states with lower interest rates.

Net Charge-Offs as a Percentage of Total Revenue and Net Charge-Offs as a Percentage of Average Receivables

Net charge-offs as a percentage of total revenue and net charge-offs as a percentage of average receivables represent total charge-offs from the period less recoveries as a percentage of total revenue and as a percentage of average receivables. Net charge-offs as a percentage of average receivables is presented as an annualized metric. Receivables are defined as the unpaid principal of loans. Our charge-off policy is based on a review of delinquent finance receivables on a loan-by-loan basis. Finance receivables are charged off at the earlier of the time when accounts reach 90 days past due on a recency basis, when we receive notification of a customer bankruptcy, or when finance receivables are otherwise deemed uncollectible.

The following table presents net charge-offs as a percentage of total revenue and as an annualized percentage of average receivables for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	%
Net charge-offs as % of total revenue	47.9%	49.0%	(2.2)%
Net charge-offs as % of average receivables, annualized	62.0%	61.8%	0.3%

Net charge-offs as a percentage of total revenue decreased to 47.9% for the three months ended March 31, 2024 from 49.0% for the three months ended March 31, 2023. The decrease in net charge-offs as a percentage of total revenue for the three months ended March 31, 2024 is a result of a higher yielding portfolio for the reasons discussed above in “Average Yield” combined with similar levels of net charge-offs compared to the three months ended March 31, 2023. Net charge-offs as a percentage of average receivables increased slightly to 62.0% for the three months ended March 31, 2024 from 61.8% for the three months ended March 31, 2023.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan processor or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	%
Auto-approval rate	73.4%	69.6%	5.5%

Auto-approval rate increased to 73.4% for the three months ended March 31, 2024 from 69.6% for the three months ended March 31, 2023. The increase in auto-approval rate for the three months ended March 31, 2024 was driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2024 and 2023

The following table presents our consolidated results of operations for the three months ended March 31, 2024 and 2023 (in thousands, except number of shares and per share data).

	Three Months Ended March 31,		Change
(unaudited)	2024	2023	$	%
Interest and loan related income	$126,279	$119,942	$6,337	5.3%
Other revenue	1,064	432	632	146.3
Total revenue	127,343	120,374	6,969	5.8
Change in fair value of finance receivables	(64,102)	(63,118)	(984)	1.6
Provision for credit losses on finance receivables	(27)	(70)	43	(61.4)
Net revenue	63,214	57,186	6,028	10.5
Expenses:
Sales and marketing	8,177	9,847	(1,670)	(17.0)
Customer operations(a)	11,363	11,034	329	3.0
Technology, products, and analytics	9,779	9,955	(176)	(1.8)
General, administrative, and other(a)	17,181	11,249	5,932	52.7
Total expenses before interest expense	46,500	42,085	4,415	10.5
Interest expense	11,430	11,371	59	0.5
Total expenses	57,930	53,456	4,474	8.4
Income from operations	5,284	3,730	1,554	41.7
Change in fair value of warrant liabilities	5,171	153	5,018	3279.7
Other income	80	193	(113)	(58.5)
Income before income taxes	10,535	4,076	6,459	158.5
Income tax expense	404	146	258	176.7
Net income	10,131	3,930	6,201	157.8
Less: net income attributable to noncontrolling interest	4,594	3,679	915	24.9
Net income attributable to OppFi Inc.	$5,537	$251	$5,286	2106.0%

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.29	$0.02
Diluted	$0.10	$0.02
Weighted average common shares outstanding:
Basic	19,205,427	15,037,326
Diluted	86,243,498	15,189,895

(a) Beginning with the quarter ended March 31, 2024, for all periods presented, the company reclassified certain expenses that were previously included in general, administrative, and other expenses to customer operations expenses.

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based on the interest method. We also earn revenue from referral fees related primarily to our “Turn-Up” program, which represented 0.2% of total revenue for the three months ended March 31, 2024.

Total revenue increased by $7.0 million, or 5.8%, to $127.3 million for the three months ended March 31, 2024 from $120.4 million for the three months ended March 31, 2023. The increase was due to higher average receivables balances throughout the quarter as well as stronger payment activity driving a higher yield on the balances.

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

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $64.1 million for the three months ended March 31, 2024, which was comprised of $61.0 million of net charge-offs and a fair market value adjustment of $3.1 million, up from $63.1 million for the three months ended March 31, 2023, which was comprised of $58.8 million of net charge-offs and a fair market value adjustment of $4.4 million. The fair value adjustment for the three months ended March 31, 2024 had a negative impact due to the decrease in receivables over the period.

Provision for credit losses on finance receivables consists of gross charge-offs incurred in the period, net of recoveries, plus the change in allowance for credit losses for our SalaryTap and OppFi Card products. Provision for credit losses on finance receivables decreased by $0.04 million to $0.03 million for the three months ended March 31, 2024 from $0.07 million for the three months ended March 31, 2023. The decrease is largely attributed to the $0.06 million decrease in total provision related to the SalaryTap product, partially offset by the $0.02 million increase in total provision related to the OppFi Card product.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and provision for credit losses on finance receivables. Total net revenue increased by $6.0 million, or 10.5%, to $63.2 million for the three months ended March 31, 2024, from $57.2 million for the three months ended March 31, 2023. This increase was mainly due to the increase in total revenue.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and general, administrative, and other expenses.

Expenses increased by $4.5 million, or 8.4%, to $57.9 million for the three months ended March 31, 2024, from $53.5 million for the three months ended March 31, 2023. The increase in expenses was primarily driven by a one-time expense associated with the exit activities from the OppFi Card product as well as higher professional fees related to accounting, legal, and corporate development matters. The increase was partially offset by lower direct marketing spend expense resulting from a shift towards relatively lower-cost loans and reductions resulting from measures taken to increase customer center efficiency. Despite the large one-time expenses for the three months ended March 31, 2024, expenses as a percent of total revenue increased only modestly from 44.4% to 45.5% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Income from Operations

Income from operations is the difference between net revenue and expenses. Total income from operations increased by $1.6 million to $5.3 million for the three months ended March 31, 2024 from income from operations of $3.7 million for the three months ended March 31, 2023. This increase was driven primarily by higher total revenue outweighing higher net charge-offs and expenses for the three months ended March 31, 2024 as a result of the reasons discussed above.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities totaled $5.2 million for the three months ended March 31, 2024 and $0.2 million for the three months ended March 31, 2023. These warrant liabilities arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Other Income

Other income totaled $0.1 million for the three months ended March 31, 2024 and $0.2 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, other income includes $0.1 million in income related to the Company subleasing one floor of its office space. For the three months ended March 31, 2023, other income includes $0.1 million in income related to the Company subleasing one floor of its office space and $0.1 million from the gain on partial loan forgiveness of the secured borrowing payable.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, and other income. Income before income taxes increased by $6.5 million to $10.5 million for the three months ended March 31, 2024 from $4.1 million for the three months ended March 31, 2023.

Income Tax Expense

OppFi Inc. recorded an income tax expense of $0.4 million for the three months ended March 31, 2024 and $0.1 million for the three months ended March 31, 2023. This increase is largely attributed to OppFi Inc.’s increasing ownership in OppFi-LLC.

Net Income

Net income increased by $6.2 million to $10.1 million for the three months ended March 31, 2024 from net income of $3.9 million for the three months ended March 31, 2023 for all of the reasons stated above.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $5.5 million for the three months ended March 31, 2024, up from net income attributable to OppFi Inc. of $0.3 million for the three months ended March 31, 2023. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company, the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, and the Company’s approximate percentage interest in the non-controlling interest. For the three months ended March 31, 2024, the underlying income or expense components that are attributable to OppFi Inc. include the gain on change in fair value of warrant liabilities of $5.2 million, partially offset by income tax expense of $0.4 million, general and administrative expense of $0.1 million, and board fees of $0.1 million, for total income attributable to OppFi Inc. of $4.6 million. The income also includes OppFi Inc.'s percentage interest in the income attributable to non-controlling interest of $0.9 million, for total net income attributable to OppFi Inc. of $5.5 million. For the three months ended March 31, 2023, the underlying income or expense components that are attributable to OppFi Inc. include the gain on change in fair value of warrant liabilities of $0.2 million, partially offset by income tax expense of $0.2 million, general and administrative expense of $0.2 million, and board fees of $0.1 million, for total loss attributable to OppFi Inc. of $0.3 million. The income also includes OppFi Inc.’s percentage interest in the income attributable to non-controlling interest of $0.6 million, for net income attributable to OppFi Inc. of $0.3 million.

Diluted Earnings per Share

The Company’s outstanding shares of Class V Voting Stock were included in computing the diluted earnings per share for the three months ended March 31, 2024 as the inclusion of these shares had a dilutive effect under the if-converted method. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period. The Company’s outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share for the three months ended March 31, 2023 as the inclusion of these shares would have had an antidilutive effect under the if-converted method.

CONDENSED BALANCE SHEETS

Comparison as of March 31, 2024 and December 31, 2023

The following table presents our condensed balance sheet as of March 31, 2024 and December 31, 2023 (in thousands):

	(Unaudited)		Change
	March 31, 2024	December 31, 2023	$	%
Assets
Cash and restricted cash	$88,721	$73,943	$14,778	20.0%
Finance receivables at fair value	412,038	463,320	(51,282)	(11.1)
Finance receivables at amortized cost, net	48	110	(62)	(56.4)
Other assets	62,399	64,170	(1,771)	(2.8)
Total assets	$563,206	$601,543	$(38,337)	(6.4)%
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$24,012	$26,448	$(2,436)	(9.2)%
Other liabilities	39,185	40,086	(901)	(2.2)
Total debt	301,024	334,116	(33,092)	(9.9)
Warrant liabilities	1,693	6,864	(5,171)	(75.3)
Total liabilities	365,914	407,514	(41,600)	(10.2)
Total stockholders’ equity	197,292	194,029	3,263	1.7
Total liabilities and stockholders’ equity	$563,206	$601,543	$(38,337)	(6.4)%

Total cash and restricted cash increased by $14.8 million as of March 31, 2024 compared to December 31, 2023 driven by an increase in received payments relative to originations. Finance receivables at fair value decreased by $51.3 million as of March 31, 2024 compared to December 31, 2023 from lower origination volume due to seasonality. Finance receivables at amortized cost, net decreased by $0.1 million as of March 31, 2024 compared to December 31, 2023 due to the continued rundown of SalaryTap finance receivables. Other assets decreased by $1.8 million as of March 31, 2024 compared to December 31, 2023 mainly due to a decrease in property, equipment, and software of $0.6 million, a decrease in the operating lease right of use asset of $0.4 million, and a decrease in capitalized debt issuance costs of $0.4 million.

Accounts payable and accrued expenses decreased by $2.4 million as of March 31, 2024 compared to December 31, 2023 driven by a decrease in accounts payable of $0.5 million and accrued expenses of $2.0 million. Other liabilities decreased by $0.9 million as of March 31, 2024 compared to December 31, 2023 driven by a decrease in the operating lease liability of $0.4 million and the tax receivable agreement liability of $0.5 million. Total debt decreased by $33.1 million as of March 31, 2024 compared to December 31, 2023 driven by a decrease in utilization of revolving lines of credit of $32.4 million and a decrease in notes payable of $0.7 million. Warrant liabilities decreased by $5.2 million due to the decrease in the valuation of the warrants as of March 31, 2024 compared to December 31, 2023. Total stockholders’ equity increased by $3.3 million as of March 31, 2024 compared to December 31, 2023 driven by net income and stock-based compensation.

NON-GAAP FINANCIAL MEASURES

Comparison of the three months ended March 31, 2024 and 2023

We believe that the provision of non-GAAP financial measures in this report, including Adjusted EBT, Adjusted Net Income, and Adjusted EPS can provide useful measures for period-to-period comparisons of our business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with GAAP measures, should not be considered an alternative to any measure of financial performance calculated and presented in accordance with GAAP, and may not be comparable to the non-GAAP financial measures of other companies.

Adjusted EBT and Adjusted Net Income

Beginning with the quarter ended March 31, 2024, for all periods presented, we have updated our presentation and calculation of the Adjusted EBT, and the corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.

Adjusted EBT is a non-GAAP measure defined as our GAAP net income adjusted to eliminate the effect of certain items as shown below, including income tax expense, other income, change in fair value of warrant liabilities and other addbacks and one-time expenses. Adjusted Net Income is a non-GAAP measure defined as our Adjusted EBT less pro forma taxes for comparison purposes. We believe that Adjusted EBT and Adjusted Net Income are important measures because they allow management, investors, and our board of directors to evaluate and compare our operating results from period-to-period by making the adjustments described below.

Adjusted EBT and Adjusted Net Income exclude certain expenses that are required in accordance with GAAP because they are non-recurring items (such as severance), non-cash expenditures (such as changes in the fair value of warrant liabilities and expenses related to stock compensation), or are not related to our underlying business performance. We believe these adjustments provide investors with a comparative view of expenses that the Company expects to incur on an ongoing basis.

(in thousands, except share and per share data)	Three Months Ended March 31,		Variance
(unaudited)	2024	2023	%
Net income	$10,131	$3,930	157.8%
Income tax expense	404	146	176.7
Other income	(80)	(193)	(58.5)
Change in fair value of warrant liabilities	(5,171)	(153)	3279.7
Other addbacks and one-time expenses, net(a)	6,203	1,352	358.8
Adjusted EBT(b)	11,487	5,082	126.0
Less: pro forma taxes(c)	(2,706)	(1,227)	120.5
Adjusted net income(b)	$8,781	$3,855	127.8%

Adjusted earnings per share(b)	$0.10	$0.05
Weighted average diluted shares outstanding	86,243,498	84,432,529

(a) For the three months ended March 31, 2024, other addbacks and one-time expenses, net of $6.2 million included a $2.9 million expense related to OppFi Card’s exit activities, $1.0 million in stock compensation expenses, $0.8 million in severance expenses, $0.8 million in expenses related to corporate development, and $0.7 million in expenses related to legal matters. For the three months ended March 31, 2023, other addbacks and one-time expenses, net of $1.3 million included $1.1 million in stock compensation expenses, $0.1 million in severance expenses and a $0.1 million expense related to the change in the value of the OppFi Card finance receivables held for sale.
(b) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company has updated its presentation and calculation of Adjusted EBT, and the corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.
(c) Assumes a tax rate of 23.56% for the three months ended March 31, 2024 and 24.14% for the three months ended March 31, 2024, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

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

	Three Months Ended March 31,
(unaudited)	2024	2023
Weighted average Class A common stock outstanding	19,205,427	15,037,326
Weighted average Class V voting stock outstanding	91,898,193	94,742,634
Elimination of earnouts at period end	(25,500,000)	(25,500,000)
Dilutive impact of restricted stock units	562,950	122,571
Dilutive impact of performance stock units	76,928	29,998
Weighted average diluted shares outstanding	86,243,498	84,432,529

(in thousands, except share and per share data)	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		86,243,498		84,432,529
Net income	$10,131	$0.12	$3,930	$0.05
Income tax expense	404	—	146	—
Other income	(80)	—	(193)	—
Change in fair value of warrant liabilities	(5,171)	(0.06)	(153)	—
Other addbacks and one-time expenses, net	6,203	0.07	1,352	0.02
Adjusted EBT(a)	11,487	0.13	5,082	0.06
Less: pro forma taxes	(2,706)	(0.03)	(1,227)	(0.01)
Adjusted net income(a)	$8,781	$0.10	$3,855	$0.05

(a) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company has updated its presentation and calculation of Adjusted EBT, and corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over three years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Unrestricted cash	$47,183	$31,791
Undrawn debt	$224,700	$192,333

As of March 31, 2024, OppFi had $47.2 million in unrestricted cash, an increase of $15.4 million from December 31, 2023. As of March 31, 2024, OppFi had an additional $224.7 million of unused debt capacity under its financing facilities for future availability, representing a 43% overall undrawn capacity, an increase from $192.3 million as of December 31, 2023. The increase in undrawn debt was driven primarily by a strong tax refund season that drove more on-time customer payments which improved the Company’s ability to self-fund. Including total financing commitments of $525.0 million and cash on the balance sheet of $88.7 million, OppFi had approximately $613.7 million in funding capacity as of March 31, 2024.

Subsequent to the quarter ended March 31, 2024, the Company utilized $12.7 million in cash to fund the special dividend and special distribution, as described above in Note 16 to the Consolidated Financial Statements, “Subsequent Events”.

OppFi believes that its unrestricted cash, undrawn debt and funds from operating income will be sufficient to meet its liquidity needs for at least the next 12 months from the date of this Quarterly Report. The Company’s future capital requirements will depend on multiple factors, including its revenue growth, aggregate receivables balance, interest expense, working capital requirements, cash provided by and used in operating, investing and financing activities and capital expenditures.

To the extent OppFi’s unrestricted cash balances, funds from operating income and funds from undrawn debt are insufficient to satisfy its liquidity needs in the future, the Company may need to raise additional capital through equity or debt financing and may not be able to do so on terms acceptable to the Company, if at all. If the Company is unable to raise additional capital when needed, its results of operations and financial condition could be materially and adversely impacted.

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Change
(In thousands, except % change)	2024	2023	$	%
Net cash provided by operating activities	$74,427	$65,637	$8,790	13.4%
Net cash used in investing activities	(18,005)	(28,300)	10,295	(36.4)
Net cash used in financing activities	(41,644)	(15,633)	(26,011)	166.4
Net increase in cash and restricted cash	$14,778	$21,704	$(6,926)	(31.9)%

Operating Activities

Net cash provided by operating activities was $74.4 million for the three months ended March 31, 2024. This was an increase of $8.8 million when compared to net cash provided by operating activities of $65.6 million for the three months ended March 31, 2023. Cash provided by operating activities increased mainly due to higher net income.

Investing Activities

Net cash used in investing activities was $18.0 million for the three months ended March 31, 2024. This was a decrease of $10.3 million when compared to net cash used in investing activities of $28.3 million for the three months ended March 31, 2023, mainly due to lower finance receivables originated and acquired and higher finance receivables repaid and recovered.

Financing Activities

Net cash used in financing activities was $41.6 million for the three months ended March 31, 2024. This was an increase of $26.0 million when compared to net cash used in financing activities of $15.6 million for the three months ended March 31, 2023, primarily due to an increase in distributions to members of OppFi-LLC and net payments of senior debt.

FINANCING ARRANGEMENTS

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. For a detailed discussion on financing arrangements refer to Note 7 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following is a summary of OppFi’s outstanding borrowings as of March 31, 2024 and December 31, 2023, including borrowing capacity as of March 31, 2024 (in thousands):

		Borrowing	March 31,	December 31,	Interest Rate as of		Maturity
Purpose	Borrower(s)	Capacity	2024	2023	March 31, 2024		Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$125,000	$62,500	$103,400	SOFR plus 6.75%		June 2026
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	125,000	62,500	37,500	SOFR plus 7.50%		July 2027
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	80,871	93,871	SOFR plus 7.50%		December 2026
Revolving line of credit	Gray Rock SPV, LLC	75,000	44,865	48,442	SOFR plus 7.25%	(1)	April 2025	(1)
Total revolving lines of credit		475,000	250,736	283,213

Term loan, net	OppFi-LLC	50,000	49,564	49,454	LIBOR plus 10.00%		March 2025
Total senior debt, net		$525,000	$300,300	$332,667

Notes payable
Financed insurance premium	OppFi-LLC	$724	$724	$1,449	9.70%		June 2024

(1) In April 2024, Gray Rock SPV, LLC entered into an amendment to its revolving credit agreement, which, among other things, extended the maturity date from April 15, 2025 to October 16, 2026 and increased the applicable margin rate from 7.25% to 7.45%.

LIBOR Transition

In July 2017, the Financial Conduct Authority, which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On December 31, 2021, ICE Benchmark Administration, the administrator of LIBOR, announced plans to cease publication for all USD LIBOR tenors (except the one- and two-week tenors, which ceased on December 31, 2021) on June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York have identified the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. Each of our credit facilities, except for the senior secured multi-draw term loan, provided for the replacement of LIBOR as discussed above in “Financing Arrangements.” As of March 31, 2024, all of our LIBOR-based credit facilities, except for the senior secured multi-draw term loan, have been transitioned to the SOFR. As of March 31, 2024, the senior secured multi-draw term loan agreement was subject to the synthetic LIBOR rates until the senior secured multi-draw term loan agreement is amended. The replacement of LIBOR did not have any material effect on our liquidity or the financial terms of our credit facilities.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the information on critical accounting estimates in our 2023 Annual Report.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due to the material weakness in its internal control over financial reporting disclosed in Part II, Item 9A of our 2023 Annual Report.

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

As discussed in Part II, Item 9A in our 2023 Annual Report, management determined that the Company’s internal control over financial reporting was not effective due to the existence of the material weakness in internal control over financial reporting related to information technology general controls associated with the Company’s financially relevant information systems. Management determined that the Company’s user access controls designed to ensure appropriate segregation of duties, adequate restriction of users and privileged access to the Company’s financially relevant information systems were not operating effectively and the Company’s user access control designed to ensure appropriate segregation of duties was not designed effectively. Management believes that compensating controls are in place and operating effectively to mitigate the risks associated with the identified material weakness as it is being remediated (as described below).

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

Changes in Internal Control Over Financial Reporting

Other than the planned changes to the Company’s internal control over financial reporting described in “Remediation Plan for Previously Identified Material Weakness in Internal Control Over Financial Reporting” above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See “Legal contingencies” of Note 12 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our 2023 Annual Report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION

For a discussion of the Fourth Amendment to the revolving credit agreement with Gray Rock SPV LLC as borrower refer to Note 16 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Exhibit Number	Description
10.1†*
Amendment No. 1 to Revolving Credit Agreement, dated March 19, 2024, by and among Opportunity Financial, LLC, Opportunity Funding SPE IX, LLC, the other credit parties and guarantors thereto, UMB Bank, N.A., as administrative agent and collateral agent, Randolph Receivables LLC, as Castlelake Representative, and the lenders party thereto.

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

Date: May 9, 2024	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)