Form 10-Q
period 2024-06-30
OppFi Inc.
filed 2024-08-08
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 6, 2024, there were 86,252,677 shares of common stock, including 20,251,004 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 66,001,673 shares of Class V common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “possible,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions, and tightening of credit markets on our business; the impact of challenging macroeconomic and marketplace conditions; the impact of stimulus or other government programs; whether we will be successful in obtaining declaratory relief against the Commissioner of the Department of Financial Protection and Innovation for the State of California; whether we will be subject to AB 539; whether our bank partners will continue to lend in California and whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California; our ability to scale and grow the Bitty business; the impact that events involving financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults, or non-performance, may have on our business; risks related to the material weakness in our internal controls over financial reporting; our ability to grow and manage growth profitably and retain our key employees; risks related to new products; risks related to evaluating and potentially consummating acquisitions; concentration risk; risks related to our ability to comply with various covenants in our corporate and warehouse credit facilities; costs related to the business combination; changes in applicable laws or regulations; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; risks related to management transitions; risks related to the restatement of our financial statements and any accounting deficiencies or weaknesses related thereto and other risks contained in the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 27, 2024 (“2023 Annual Report”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2024	2023
Assets
Cash(1)	$46,622	$31,791
Restricted cash(1)	34,215	42,152
Total cash and restricted cash	80,837	73,943
Finance receivables at fair value(1)	430,482	463,320
Finance receivables at amortized cost, net of allowance for credit losses of $3 and $346 as of June 30, 2024 and December 31, 2023, respectively	19	110
Settlement receivable(1)	1,980	1,904
Debt issuance costs, net(1)	3,718	3,834
Property, equipment and software, net	9,795	10,292
Operating lease right-of-use assets	11,361	12,180
Deferred tax asset	25,118	25,777
Other assets(1)	9,783	10,183
Total assets	$573,093	$601,543
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable(1)	$2,399	$4,442
Accrued expenses(1)	25,602	22,006
Operating lease liabilities	14,171	15,061
Senior debt, net(1)	301,774	332,667
Note payable	—	1,449
Warrant liabilities	2,669	6,864
Tax receivable agreement liability	24,789	25,025
Total liabilities	371,404	407,514
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 21,074,448 shares issued and 19,600,819 shares outstanding as of June 30, 2024 and 19,554,774 shares issued and 18,850,860 shares outstanding as of December 31, 2023)	2	2
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 91,286,966 and 91,898,193 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	9	9
Additional paid-in capital	80,951	76,480
Accumulated deficit	(57,341)	(63,591)
Treasury stock, at cost (1,473,629 and 703,914 shares as of June 30, 2024 and December 31, 2023, respectively)	(4,993)	(2,460)
Total OppFi Inc.'s stockholders' equity	18,628	10,440
Noncontrolling interest	183,061	183,589
Total stockholders' equity	201,689	194,029
Total liabilities and stockholders' equity	$573,093	$601,543

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

	June 30,	December 31,
	2024	2023
Assets of consolidated VIEs, included in total assets above
Cash	$360	$368
Restricted cash	24,646	32,782
Total cash and restricted cash	25,006	33,150
Finance receivables at fair value	364,117	417,138
Settlement receivable	1,980	1,904
Debt issuance costs, net	3,718	3,834
Other assets	26	7
Total assets	$394,847	$456,033
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$1	$5
Accrued expenses	3,201	3,614
Senior debt, net	262,100	283,213
Total liabilities	$265,302	$286,832

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Interest and loan related income	$125,076	$121,583	$251,355	$241,525
Other revenue	1,228	903	2,292	1,335
	126,304	122,486	253,647	242,860
Change in fair value of finance receivables	(40,019)	(44,043)	(104,121)	(107,161)
Provision for credit losses on finance receivables	(4)	(3,866)	(31)	(3,936)
Net revenue	86,281	74,577	149,495	131,763
Expenses:
Salaries and employee benefits	16,227	16,125	32,225	30,646
Interest expense and amortized debt issuance costs	10,964	11,231	22,394	22,602
Direct marketing costs	12,808	13,400	22,320	23,928
Professional fees	4,798	5,194	10,279	8,917
Technology costs	2,963	3,280	6,021	6,446
Depreciation and amortization	2,490	3,317	5,215	6,708
Payment processing fees	1,676	2,383	3,762	4,773
Exit costs	(33)	—	2,885	—
Occupancy	1,042	1,106	1,984	2,214
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	—	(3,130)	—	(2,983)
General, administrative and other	3,859	3,337	7,639	6,448
Total expenses	56,794	56,243	114,724	109,699
Income from operations	29,487	18,334	34,771	22,064
Other (expense) income:
Change in fair value of warrant liabilities	(976)	351	4,195	504
Other income	79	79	159	272
Income before income taxes	28,590	18,764	39,125	22,840
Income tax expense	914	688	1,318	834
Net income	27,676	18,076	37,807	22,006
Net income attributable to noncontrolling interest	24,610	15,934	29,204	19,613
Net income attributable to OppFi Inc.	$3,066	$2,142	$8,603	$2,393

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.16	$0.14	$0.44	$0.16
Diluted	$0.16	$0.14	$0.36	$0.16
Weighted average common shares outstanding:
Basic	19,675,934	15,632,120	19,440,680	15,336,366
Diluted	19,675,934	15,873,753	86,148,477	15,533,467

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity
Balance, March 31, 2024	19,311,623	$2	91,606,194	$9	$78,669	$(58,044)	$(2,460)	$179,116	$197,292
Exchange of Class V shares	319,228	—	(319,228)	—	435	11	—	(446)	—
Issuance of common stock under equity incentive plan	912,852	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,092	—	—	—	2,092
Tax withholding on vesting of restricted stock units	(173,169)	—	—	—	(552)	—	—	—	(552)
Purchase of treasury stock	(769,715)	—	—	—	—	—	(2,533)	—	(2,533)
Common stock dividend ($0.12 per share)	—	—	—	—	—	(2,374)	—	—	(2,374)
Member distributions	—	—	—	—	—	—	—	(20,219)	(20,219)
Tax receivable agreement	—	—	—	—	(216)	—	—	—	(216)
Deferred tax asset	—	—	—	—	523	—	—	—	523
Net income	—	—	—	—	—	3,066	—	24,610	27,676
Balance, June 30, 2024	19,600,819	$2	91,286,966	$9	$80,951	$(57,341)	$(4,993)	$183,061	$201,689

Balance, March 31, 2023	15,221,283	$2	94,566,687	$9	$67,179	$(63,292)	$(2,460)	$162,685	$164,123
Exchange of Class V shares	528,847	—	(528,847)	—	1,414	157	—	(1,571)	—
Issuance of common stock under equity incentive plan	530,267	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	845	—	—	—	845
Member distributions	—	—	—	—	—	—	—	(7,505)	(7,505)
Tax receivable agreement	—	—	—	—	1,146	—	—	—	1,146
Deferred tax asset	—	—	—	—	305	—	—	—	305
Net income	—	—	—	—	—	2,142	—	15,934	18,076
Balance, June 30, 2023	16,280,397	$2	94,037,840	$9	$70,889	$(60,993)	$(2,460)	$169,543	$176,990

Balance, December 31, 2023	18,850,860	$2	91,898,193	$9	$76,480	$(63,591)	$(2,460)	$183,589	$194,029
Exchange of Class V shares	611,227	—	(611,227)	—	1,120	21	—	(1,141)	—
Issuance of common stock under equity incentive plan	1,069,564	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	66,072	—	—	—	119	—	—	—	119
Stock-based compensation	—	—	—	—	3,096	—	—	—	3,096
Tax withholding on vesting of restricted stock units	(227,189)	—	—	—	(741)	—	—	—	(741)
Purchase of treasury stock	(769,715)	—	—	—	—	—	(2,533)	—	(2,533)
Common stock dividend ($0.12 per share)	—	—	—	—	—	(2,374)	—	—	(2,374)
Member distributions	—	—	—	—	—	—	—	(28,591)	(28,591)
Tax receivable agreement	—	—	—	—	130	—	—	—	130
Deferred tax asset	—	—	—	—	747	—	—	—	747
Net income	—	—	—	—	—	8,603	—	29,204	37,807
Balance, June 30, 2024	19,600,819	$2	91,286,966	$9	$80,951	$(57,341)	$(4,993)	$183,061	$201,689

Balance, December 31, 2022	14,760,566	$2	94,937,285	$9	$65,501	$(63,546)	$(2,460)	$159,644	$159,150
Exchange of Class V shares	899,445	—	(899,445)	—	2,044	160	—	(2,204)	—
Issuance of common stock under equity incentive plan	530,267	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	90,119	—	—	—	157	—	—	—	157
Stock-based compensation	—	—	—	—	1,984	—	—	—	1,984
Member distributions	—	—	—	—	—	—	—	(7,510)	(7,510)
Tax receivable agreement	—	—	—	—	959	—	—	—	959
Deferred tax asset	—	—	—	—	244	—	—	—	244
Net income	—	—	—	—	—	2,393	—	19,613	22,006
Balance, June 30, 2023	16,280,397	$2	94,037,840	$9	$70,889	$(60,993)	$(2,460)	$169,543	$176,990

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$37,807	$22,006
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	104,121	107,161
Provision for credit losses on finance receivables	31	3,936
Depreciation and amortization	5,215	6,708
Debt issuance cost amortization	1,148	1,278
Stock-based compensation expense	3,096	1,984
Loss on disposition of equipment	3	1
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	—	(2,983)
Deferred income taxes	1,243	249
Tax receivable agreement liability adjustment	57	—
Change in fair value of warrant liabilities	(4,195)	(504)
Gain on forgiveness of debt	—	(113)
Changes in assets and liabilities:
Accrued interest and fees receivable	1,400	1,715
Settlement receivable	(76)	(511)
Operating lease, net	(71)	(32)
Other assets	400	38
Accounts payable	(2,043)	(2,279)
Accrued expenses	3,596	(88)
Net cash provided by operating activities	151,732	138,566
Cash flows from investing activities:
Finance receivables originated and acquired	(336,893)	(346,697)
Finance receivables repayments	264,270	248,131
Purchases of equipment and capitalized technology	(4,721)	(4,633)
Net cash used in investing activities	(77,344)	(103,199)
Cash flows from financing activities:
Member distributions	(28,591)	(7,510)
Payments of secured borrowing payable	—	(643)
Net payments of senior debt - revolving lines of credit	(21,113)	(13,086)
Payment of senior debt - term loan	(10,000)	—
Payments of note payable	(1,449)	(1,616)
Payments for debt issuance costs	(812)	(231)
Proceeds from employee stock purchase plan	119	157
Payments of tax withholding on vesting of restricted stock units	(741)	—
Purchase of treasury stock	(2,533)	—
Dividend paid on common stock	(2,374)	—
Net cash used in financing activities	(67,494)	(22,929)
Net increase in cash and restricted cash	6,894	12,438

Cash and restricted cash
Beginning	73,943	49,670
Ending	$80,837	$62,108

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$21,592	$20,966
Income taxes paid	$391	$19

Non-cash investing and financing activities:
Adjustments to additional paid-in capital as a result of tax receivable agreement	$130	$959
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$747	$244
Operating lease right of use asset recognized	$—	$159
Operating lease liability recognized	$—	$159
Reclassification of finance receivables held for sale to held for investment	$—	$2,637

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

On July 20, 2021 (“Closing Date”), the Company completed a business combination pursuant to the Business Combination Agreement (“Business Combination Agreement”), dated as of February 9, 2021, by and among Opportunity Financial, LLC (“OppFi-LLC”), a Delaware limited liability company, OppFi Shares, LLC (“OFS”), a Delaware limited liability company, and Todd Schwartz (“Members’ Representative”), in his capacity as the representative of the members of OppFi-LLC (“Members”) immediately prior to the closing (“Closing”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination.” At the Closing, FGNA changed its name to “OppFi Inc.” OppFi’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and redeemable warrants exercisable for Class A Common Stock (“Public Warrants”) are listed on the New York Stock Exchange (“NYSE”) under the symbols “OPFI” and “OPFI WS,” respectively.

Following the Closing, the Company is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of June 30, 2024 and December 31, 2023, OppFi owned approximately 17.7% and 17.0% of the OppFi Units, respectively, and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

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

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2023 included in the 2023 Annual Report. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2024.

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

Segments: Segments are defined as components of an enterprise for which discrete financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. OppFi’s Chief Executive Officer is considered to be the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company’s operations constitute a single reportable segment.

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

Participation rights purchase obligations: OppFi-LLC has entered into bank partnership arrangements with certain banks insured by the FDIC. As part of these bank partnership arrangements, the banks have the ability to retain a percentage of the finance receivables they have originated, and OppFi-LLC’s participation rights are reduced by the percentage of the finance receivables retained by the banks. For the six months ended June 30, 2024 and 2023, finance receivables originated through the bank partnership arrangements totaled 100% and 96%, respectively. As of June 30, 2024 and December 31, 2023, the unpaid principal balance of finance receivables outstanding for purchase was $18.0 million and $14.5 million, respectively.

Capitalized technology: The Company capitalized software costs associated with application development totaling $2.4 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively, and $4.4 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense, which is included in depreciation and amortization on the consolidated statements of operations, totaled $2.4 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively, and $4.9 million and $6.3 million for the six months ended June 30, 2024 and 2023, respectively.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 82.3% and 83.0% of the economic ownership percentage of OppFi-LLC as of June 30, 2024 and December 31, 2023, respectively. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the consolidated statements of operations.

Costs associated with exit activities: Costs associated with exit activities include contract termination costs and other costs associated with exit activities. In January 2024, the Company completed the previously disclosed wind down and exited its OppFi Card product. In accordance with the provisions of FASB ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability for $2.9 million for costs related to contracts associated with its OppFi Card product that will continue to be incurred under these contracts for their remaining term without economic benefit to the Company. The Company recorded these costs in exit costs on the consolidated statements of operations. As of June 30, 2024, the Company’s remaining liability totaled $2.4 million, which is included in accrued expenses on the consolidated balance sheets.

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

Accounting pronouncements issued and not yet adopted: In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The purpose of ASU 2021-01 is to expand guidance on contract modifications and hedge accounting. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The purpose of ASU 2022-06 is to defer the effective date of the provisions of ASU 2020-04 from December 31, 2022 to December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended June 30, 2024. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The purpose of ASU 2023-07 is to provide guidance on new segment disclosures, including significant segment expenses. The guidance is effective for annual reporting periods beginning after December 15, 2023 and interim periods within the annual reporting period beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of ASU 2023-09 is to provide guidance on the enhanced income tax disclosure requirements. The guidance requires an

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Note 3. Finance Receivables

Finance receivables at fair value: The components of installment finance receivables at fair value as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Unpaid principal balance of finance receivables - accrual	$363,638	$384,587
Unpaid principal balance of finance receivables - non-accrual	23,448	31,876
Unpaid principal balance of finance receivables	$387,086	$416,463

Finance receivables at fair value - accrual	$413,059	$444,120
Finance receivables at fair value - non-accrual	757	1,135
Finance receivables at fair value, excluding accrued interest and fees receivable	413,816	445,255
Accrued interest and fees receivable	16,666	18,065
Finance receivables at fair value	$430,482	$463,320

Difference between unpaid principal balance and fair value	$26,730	$28,792

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finance receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of June 30, 2024 and December 31, 2023, the aggregate unpaid principal balance of installment finance receivables 90 days or more past due on a contractual basis was $11.9 million and $15.2 million, respectively. As of June 30, 2024 and December 31, 2023, the fair value of installment finance receivables 90 days or more past due on a contractual basis was $0.4 million and $0.5 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the fair value of installment finance receivables at fair value for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at the beginning of the period	$412,038	$417,489	$463,320	$457,296
Originations	184,351	190,753	336,869	346,246
Repayments	(127,579)	(118,511)	(264,187)	(247,715)
Accrued interest and fees receivable	1,691	1,268	(1,399)	(1,710)
Charge-offs, net(1)	(41,072)	(44,204)	(102,059)	(102,958)
Net change in fair value(1)	1,053	161	(2,062)	(4,203)
Balance at the end of the period	$430,482	$446,956	$430,482	$446,956

(1) Included in “Change in fair value of finance receivables” in the consolidated statements of operations.

The estimated amount of losses included in earnings attributable to changes in instrument-specific credit risk was $6.2 million and $14.6 million for the three months ended June 30, 2024 and 2023, respectively, and was $8.4 million and $18.8 million for the six months ended June 30, 2024 and 2023, respectively. The credit risk component was driven by the credit loss assumption applied in the discounted cash flow model, particularly the default rate. This assumption was primarily developed based on historical data of the installment loan portfolio.

Finance receivables at amortized cost, net: The components of finance receivables at amortized cost as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Finance receivables	$21	$454
Accrued interest and fees receivable	1	2
Allowance for credit losses	(3)	(346)
Finance receivables at amortized cost, net	$19	$110

In January 2024, the Company completed the wind down and exited its OppFi Card revolving charge account product; as a result, the Company charged-off its remaining OppFi Card finance receivables. As of June 30, 2024, the Company’s finance receivables measured at amortized cost were comprised solely of the SalaryTap finance receivables.

Changes in the allowance for credit losses on finance receivables at amortized cost for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$7	$47	$346	$96
Provisions for credit losses on finance receivables	4	3,866	31	3,936
Finance receivables charged off	(8)	(1,505)	(374)	(1,624)
Recoveries of charge offs	—	3	—	3
Ending balance	$3	$2,411	$3	$2,411

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following is an assessment of the credit quality of finance receivables measured at amortized cost and presents the recency and contractual delinquency by year of origination as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
Origination year	2024	2023	2022	2021	Total
Recency delinquency
Current	$—	$—	$6	$12	$18
Delinquency
30-59 days	—	—	1	—	1
60-89 days	—	—	—	2	2
90+ days	—	—	—	—	—
Total delinquency	—	—	1	2	3
Finance receivables	$—	$—	$7	$14	$21

Contractual delinquency
Current	$—	$—	$4	$—	$4
Delinquency
30-59 days	—	—	1	2	3
60-89 days	—	—	—	1	1
90+ days	—	—	2	11	13
Total delinquency	—	—	3	14	17
Finance receivables	$—	$—	$7	$14	$21

	December 31, 2023
Origination year	2023	2022	2021	Revolving charge accounts	Total
Recency delinquency
Current	$—	$35	$73	$244	$352
Delinquency
30-59 days	—	3	1	16	20
60-89 days	—	1	11	9	21
90+ days	—	—	—	61	61
Total delinquency	—	4	12	86	102
Finance receivables	$—	$39	$85	$330	$454

Contractual delinquency
Current	$—	$32	$46	$244	$322
Delinquency
30-59 days	—	3	8	16	27
60-89 days	—	2	9	9	20
90+ days	—	2	22	61	85
Total delinquency	—	7	39	86	132
Finance receivables	$—	$39	$85	$330	$454

In accordance with the Company’s income recognition policy, finance receivables at amortized cost in non-accrual status as of June 30, 2024 and December 31, 2023 were $13 thousand and $30 thousand, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 4. Property, Equipment and Software, Net

Property, equipment and software consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Capitalized technology	$59,824	$55,405
Furniture, fixtures and equipment	4,259	3,964
Leasehold improvements	979	979
Total property, equipment and software	65,062	60,348
Less accumulated depreciation and amortization	(55,267)	(50,056)
Property, equipment and software, net	$9,795	$10,292

Depreciation and amortization expense was $2.5 million and $3.3 million for the three months ended June 30, 2024 and 2023, respectively, and was $5.2 million and $6.7 million for the six months ended June 30, 2024 and 2023, respectively.

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrual for services rendered and goods purchased	$9,827	$6,899
Accrued payroll and benefits	6,081	8,900
Accrued interest	2,448	2,794
Accrued exit costs	2,364	—
Other	4,882	3,413
Total	$25,602	$22,006

Note 6. Leases

The components of total lease cost for three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$585	$599	$1,182	$1,162
Variable lease expense	435	496	769	993
Short-term lease cost	15	3	18	43
Sublease income	(79)	(79)	(159)	(159)
Total lease cost	$956	$1,019	$1,810	$2,039

Supplemental cash flow information related to the leases for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$621	$616	$1,254	$1,195

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The weighted average remaining lease term and discount rate as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023
Weighted average remaining lease term (in years)	6.3	6.7
Weighted average discount rate	5%	5%

Future minimum lease payments as of June 30, 2024 were as follows (in thousands):

Year	Amount
Remaining of 2024	$1,217
2025	2,482
2026	2,557
2027	2,633
2028	2,712
2029	2,794
Thereafter	2,144
Total lease payments	16,539
Less: imputed interest	(2,368)
Operating lease liabilities	$14,171

Note 7. Borrowing

The following is a summary of the Company’s outstanding borrowings as of June 30, 2024 and December 31, 2023, including borrowing capacity as of June 30, 2024 (in thousands):

Purpose	Borrower	Borrowing Capacity	June 30, 2024	December 31, 2023	Interest Rate as of June 30, 2024					Maturity Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$125,000	$62,500	$103,400		SOFR	plus	6.75%		June 2026
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	125,000	62,500	37,500		SOFR	plus	7.50%		July 2027
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	85,871	93,871		SOFR	plus	7.50%		December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	51,229	48,442		SOFR	plus	7.45%		October 2026
Total revolving lines of credit		475,000	262,100	283,213

Term loan, net	OppFi-LLC	50,000	39,674	49,454	SOFR	plus	0.11%	plus	10%	March 2025
Total senior debt, net		$525,000	$301,774	$332,667

Note payable
Financed insurance premium	OppFi-LLC	$—	$—	$1,449			9.70%			June 2024

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Revolving line of credit - Gray Rock SPV LLC

On April 12, 2024, Gray Rock SPV LLC entered into an amendment (the “Fourth Amendment”) to its revolving line of credit agreement. The Fourth Amendment, among other things, extended the maturity date from April 15, 2025 to October 16, 2026 and increased the applicable margin rate from 7.25% to 7.45%.

Term loan, net

On May 30, 2024, the Company entered into an amendment (the “Eleventh Amendment”) to its senior secured multi-draw term loan agreement. The Eleventh Amendment, among other things, replaced the use of the synthetic LIBOR rates with Term Secured Overnight Financing Rate as the benchmark interest rate and amended the optional prepayments provision to allow the Company to voluntarily prepay in part, in minimum amounts of $10.0 million and increments of $10.0 million thereof.

Certain of the Company’s foregoing credit facilities that consist of term loans and revolving loan facilities are subject to provisions that provide for a cross-default in the event certain covenants under the relevant agreements are breached.

Total interest expense related to the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $10.4 million and $10.7 million for the three months ended June 30, 2024 and 2023, respectively, and was $21.2 million and $21.3 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, the Company has capitalized $14.8 million in debt issuance costs in connection with the Company’s senior debt as of June 30, 2024. Amortized debt issuance costs associated with the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, were $0.6 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and were $1.2 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, unamortized debt issuance costs associated with the Company’s senior debt totaled $4.0 million and $4.3 million, respectively, of which $3.7 million and $3.8 million related to the revolving lines of credit, respectively, and $0.3 million and $0.5 million related to the term loan, respectively.

Note payable: As of June 30, 2024, the borrowing under this note payable was paid in full. Total interest expense related to notes payable, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $26 thousand and $26 thousand for the three months ended June 30, 2024 and 2023, respectively, and was $52 thousand and $51 thousand for the six months ended June 30, 2024 and 2023, respectively.

Secured borrowing payable: On February 16, 2023, the borrowings under the Company’s previous secured borrowing payable, with Opportunity Funding SPE II, LLC as borrower, were paid in full, of which borrowings totaling $0.1 million were forgiven. Subsequent to repayment, OppFi-LLC terminated the preferred return agreement. No interest expense was recognized related to secured borrowings for the three and six months ended June 30, 2024. No interest expense was recognized related to secured borrowings for the three months ended June 30, 2023. Interest expense related to this facility was $10 thousand for the six months ended June 30, 2023. For the three and six months ended June 30, 2024 and 2023, there were no amortized debt issuance costs related to the secured borrowing payable.

As of June 30, 2024, required payments for all borrowings, excluding revolving lines of credit, for each of the next five years were as follows (in thousands):

Year	Amount
Remainder of 2024	$—
2025	40,000
2026	—
2027	—
2028	—
2029	—
Total	$40,000

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Warrant Liabilities

As of June 30, 2024 and December 31, 2023, there were 11,887,500 Public Warrants and 3,451,937 Private Placement Warrants outstanding. As of June 30, 2024 and December 31, 2023, the Company recorded warrant liabilities of $2.7 million and $6.9 million, respectively, in the consolidated balance sheets. The change in fair value of the Public Warrants and Private Placement Warrants was increased by $0.6 million and $0.4 million, respectively, for the three months ended June 30, 2024 and was decreased by $3.1 million and $1.1 million, respectively, for six months ended June 30, 2024. The change in fair value of the Public Warrants and Private Placement Warrants was decreased by $0.3 million and $0.1 million, respectively, for the three months ended June 30, 2023 and was decreased by $0.4 million and $0.1 million, respectively, for six months ended June 30, 2023.

Note 9. Stockholders’ Equity

Share repurchase: On April 9, 2024, the Company announced that its Board of Directors (the “Board”) had authorized a program to repurchase (the “Repurchase Program”) up to $20.0 million in the aggregate of shares of the Company’s Class A Common Stock. Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable legal requirements, including restrictions in the Company’s existing credit facilities. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule 10b5-1, which would permit Class A Common Stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that the Company repurchases under the Repurchase Program, OppFi-LLC, the Company’s direct subsidiary, will redeem one Class A common unit of OppFi-LLC held by the Company, decreasing the percentage ownership of OppFi-LLC by the Company and relatively increasing the ownership by the other members. The Repurchase Program will expire in April 2027.

During the three months ended June 30, 2024, the Company repurchased 769,715 shares of Class A Common Stock, which were held as treasury stock as of June 30, 2024, for an aggregate purchase price of $2.5 million at an average purchase price per share of $3.27. As of June 30, 2024, $17.5 million of the repurchase authorization under the Repurchase Program remained available.

Dividend paid: On May 1, 2024, the Company paid a dividend of $0.12 per share ($2.4 million in the aggregate) to stockholders of record of the Company’s Class A Common Stock as of the close of business on April 19, 2024.

Member Distributions: On May 1, 2024, OppFi-LLC paid a special distribution of $0.12 per share ($10.3 million in the aggregate), which is included in member distributions in the consolidated statements of stockholders’ equity, to holders of record of OppFi Units as of the close of business on April 19, 2024.

Note 10. Stock-Based Compensation

On July 20, 2021, the Company established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of June 30, 2024, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan (including from outstanding awards) was 22,794,973 shares. As of June 30, 2024, the Company had only granted awards in the form of options, restricted stock units, and performance stock units.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Stock options: A summary of the Company’s stock option activity for the six months ended June 30, 2024 is as follows:

(in thousands, except share and per share data)	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,842,192	$13.65	7.6	$450
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2024	1,842,192	$13.65	7.1	$43
Vested and exercisable as of June 30, 2024	1,502,344	$14.26	7.1	$21

The Company recognized stock-based compensation expense related to stock options of $0.2 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 the Company had unrecognized stock-based compensation of $0.7 million related to unvested stock options that is expected to be recognized over an estimated weighted-average period of approximately 1.3 years.

Restricted stock units: A summary of the Company’s restricted stock units (“RSUs”) activity for the six months ended June 30, 2024 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	1,768,811	$3.45
Granted	2,004,789	2.73
Vested	(1,008,787)	2.67
Forfeited	(302,702)	3.49
Unvested as of June 30, 2024	2,462,111	$3.17

The Company recognized stock-based compensation related to RSUs of $1.9 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $2.7 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, total unrecognized compensation expense related to RSUs was $7.0 million, which will be recognized over a weighted-average vesting period of approximately 2.8 years.

Performance stock units: A summary of the Company’s performance stock units (“PSUs”) activity for the six months ended June 30, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	127,835	$3.42
Granted	—	—
Vested	(25,273)	3.37
Forfeited	—	—
Unvested as of June 30, 2024	102,562	$3.43

The Company recognized stock-based compensation related to PSUs of $30 thousand and $67 thousand for the three and six months ended June 30, 2024, respectively. The Company recognized negative stock-based compensation of $0.1 million for the three months ended June 30, 2023 due to performance adjustment and recognized stock-based compensation of $1 thousand for

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

the six months ended June 30, 2023. As of June 30, 2024, total unrecognized compensation expense related to PSUs was $0.1 million, which will be recognized over a weighted-average vesting period of approximately 1.8 years.

Employee Stock Purchase Plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of June 30, 2024, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP was 1,672,427 and may consist of authorized but unissued or reacquired shares of Class A Common Stock.

As of June 30, 2024, there were 300,321 shares of the Company’s Class A Common Stock purchased under the ESPP. As of December 31, 2023, there were 234,249 shares of the Company’s Class A Common Stock purchased under the ESPP. As of June 30, 2024 and December 31, 2023, ESPP employee payroll contributions accrued of $0.2 million and $0.1 million, respectively, are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of June 30, 2024 will be used to purchase shares at the end of the ESPP offering period ending on June 30, 2024. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. The Company recognized ESPP compensation expense of $19 thousand and $21 thousand for the three months ended June 30, 2024 and 2023, respectively, and $46 thousand and $45 thousand for the six months ended June 30, 2024 and 2023, respectively.

Note 11. Income Taxes

For the three months ended June 30, 2024, OppFi recorded an income tax expense of $0.9 million and reported consolidated income before income taxes of $28.6 million, resulting in a 3.2% effective income tax rate. For the three months ended June 30, 2023, OppFi recorded an income tax expense of $0.7 million and reported consolidated income before income taxes of $18.8 million, resulting in a 3.7% effective income tax rate. For the six months ended June 30, 2024, OppFi recorded an income tax expense of $1.3 million and reported consolidated income before income taxes of $39.1 million, resulting in a 3.4% effective tax rate. For the six months ended June 30, 2023, OppFi recorded an income tax expense of $0.8 million and reported consolidated income before income taxes of $22.8 million, resulting in a 3.7% effective income tax rate.

OppFi’s effective income tax rates for the three and six months ended June 30, 2024 and 2023, differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, warrant liability, and discrete tax items. The warrant liability is recorded by OppFi and is a fair market value adjustment of the warrant liability and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate. For the three months ended June 30, 2024, one discrete item was recorded of $148 thousand related to stock compensation, which in total decreased the effective tax rate by 0.5%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended June 30, 2024 would have been 3.7%. For the three months ended June 30, 2023, one discrete item was recorded consisting of a $3 thousand benefit related to stock compensation, which in total increased the effective tax rate by 0.01%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended June 30, 2023 would have been 3.7%. For the six months ended June 30, 2024, two discrete items were recorded consisting of $17 thousand expense related to a prior period adjustment based on FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and $193 thousand benefit related to stock compensation, which in total decreased the effective tax rate by 0.5%. Excluding the aforementioned discrete items, the effective tax rate for the six months ended June 30, 2024, would have been 3.9%. For the six months ended June 30, 2023, two discrete items were recorded consisting of a $7 thousand expense related to a prior period state tax adjustment during the three months ended March 31, 2023, and a $3 thousand benefit related to stock compensation, which in total increased the effective tax rate by 0.02%. Excluding the aforementioned discrete items, the effective tax rate for the six months ended June 30, 2023, would have been 3.6%.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of June 30, 2024 and 2023, OppFi owned 17.7% and 14.8%, respectively, of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

As of June 30, 2024 and December 31, 2023, OppFi recorded an unrecognized tax benefit of $55 thousand and $38 thousand, respectively, related to research and development credits allocated from OppFi-LLC. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for the payment of interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 12. Fair Value Measurements

Fair value on a nonrecurring basis: The Company has no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

		Fair Value Measurements
	June 30, 2024	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$413,816	$—	$—	$413,816

Financial liabilities:
Warrant liability - Public Warrants (2)	1,545	1,545	—	—
Warrant liability - Private Placement Warrants (3)	1,124	—	—	1,124

		Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$445,255	$—	$—	$445,255

Financial liabilities:
Warrant liability - Public Warrants (2)	4,636	4,636	—	—
Warrant liability - Private Placement Warrants (3)	2,228	—	—	2,228

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

During the three and six months ended June 30, 2024 and 2023, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

The following table presents quantitative information about the significant unobservable inputs used for the Company’s installment finance receivables fair value measurements as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Interest rate on finance receivables	157.09%	156.15%
Discount rate	25.17%	26.34%
Servicing cost*	3.22%	2.96%
Remaining life	0.62 years	0.60 years
Default rate*	27.09%	25.63%
Accrued interest*	4.31%	4.34%
Prepayment rate*	21.08%	20.90%

*Stated as a percentage of finance receivables

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the significant assumptions used for the Company’s Private Placement Warrants as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	4.65%	4.28%	4.07%	3.84%
Expected term (years)	2.1 years	7.1 years	2.6 years	7.6 years
Expected volatility	54.00%	54.00%	44.10%	44.10%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$0.13	$0.87	$0.41	$1.30

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2023	$1,041	$1,187	$2,228
Change in fair value	(838)	(648)	(1,486)
Fair value as of March 31, 2024	203	539	742
Change in fair value	127	255	382
Fair value as of June 30, 2024	$330	$794	$1,124

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements
	June 30, 2024	Level 1	Level 2	Level 3
Assets:
Cash	$46,622	$46,622	$—	$—
Restricted cash	34,215	34,215	—	—
Accrued interest and fees receivable	16,666	16,666	—	—
Finance receivables at amortized cost, net	19	—	—	19
Settlement receivable	1,980	1,980	—	—

Liabilities:
Senior debt, net	301,774	—	—	301,774

		Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash	$31,791	$31,791	$—	$—
Restricted cash	42,152	42,152	—	—
Accrued interest and fees receivable	18,065	18,065	—	—
Finance receivables at amortized cost, net	110	—	—	110
Settlement receivable	1,904	1,904	—	—

Liabilities:
Senior debt, net	332,667	—	—	332,667
Notes payable	1,449	—	—	1,449

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 13. Commitments, Contingencies and Related Party Transactions

Legal contingencies: Due to the nature of its business activities, the Company is subject to extensive regulations and legal actions and is currently involved in certain legal proceedings, including class action allegations, and regulatory matters, which arise in the normal course of business. In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal proceedings and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable.

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

On March 7, 2022, the Company filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division (“Court”). The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. On April 8, 2022, the Defendant filed a cross-complaint against the Company attempting to enforce the CFL against the Company and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against the Company. On October 17, 2022, the Company filed a cross-complaint against the Defendant seeking declaratory relief for issuing an underground regulation to determine the “true lender” under the CFL without complying with California’s Administrative Procedures Act. On January 30, 2023, the Defendant filed a motion for a preliminary injunction seeking to enjoin the Company from providing services to FinWise in connection with loans made to California consumers to the extent that such loans are in excess of California’s interest rate caps. On September 26, 2023, the Court sustained the Defendant’s demurrer to the Company’s cross-complaint with leave to amend. On October 26, 2023, the Company filed its amended cross-complaint. On October 30, 2023, the Defendant’s motion for preliminary injunction was denied. On November 27, 2023, the Defendant filed her answer to the Company’s cross-complaint. The Company intends to continue to aggressively prosecute the claims set forth in the Complaint and vigorously defend itself and its position as the matter proceeds through the court process. The Company believes that the Defendant’s position is without merit as explained in the Company’s initial Complaint.

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

Note 14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of June 30, 2024, consumers living primarily in Texas, Florida and Virginia made up approximately 15%, 12% and 11%, respectively, of the Company’s portfolio of finance receivables. As of June 30, 2024, there were no other states that made up more than 10% or more of the Company’s portfolio of finance receivables. As of December 31, 2023,

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

consumers living primarily in Texas, Florida and Virginia made up approximately 16%, 12%, and 11%, respectively, of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 15. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) and others, as defined in the plan document, who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $0.3 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 16. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to OppFi Inc.	$3,066	$2,142	$8,603	$2,393
Net income available to Class A common stockholders - Basic	3,066	2,142	8,603	2,393
Net income attributable to noncontrolling interest	—	33	29,204	34
Income tax expense	—	(8)	(6,875)	(8)
Net income available to Class A common stockholders - Diluted	$3,066	$2,167	$30,932	$2,419
Denominator:
Weighted average Class A common stock outstanding - Basic	19,675,934	15,632,120	19,440,680	15,336,366
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	238,008	602,628	180,290
Performance stock units	—	3,625	73,205	16,811
Warrants	—	—	—	—
Employee stock purchase plan	—	—	—	—
Retained OppFi Units, excluding Earnout Units	—	—	66,031,964	—
Dilutive potential common shares	—	241,633	66,707,797	197,101
Weighted average units outstanding - diluted	19,675,934	15,873,753	86,148,477	15,533,467
Earnings per share:
Basic	$0.16	$0.14	$0.44	$0.16
Diluted	$0.16	$0.14	$0.36	$0.16

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Public Warrants	11,887,500	11,887,500	11,887,500	11,887,500
Private Unit Warrants	231,250	231,250	231,250	231,250
$11.50 Exercise Price Warrants	2,248,750	2,248,750	2,248,750	2,248,750
$15 Exercise Price Warrants	912,500	912,500	912,500	912,500
Underwriter Warrants	59,437	59,437	59,437	59,437
Stock Options	1,842,192	1,978,972	1,842,192	1,978,972
Restricted stock units	2,471,364	2,137,158	2,062,342	2,169,736
Performance stock units	102,562	154,569	109,063	230,819
Noncontrolling interest - Earnout Units	25,500,000	25,500,000	25,500,000	25,500,000
Noncontrolling interest - OppFi Units	65,880,789	68,876,910	—	69,058,761
Potential common stock	111,136,344	113,987,046	44,853,034	114,277,725

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 17. Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and identified the following event that required disclosure.

Bitty Purchase Agreement: On July 31, 2024, OppFi-LLC and Opportunity Financial SMB, LLC, a Delaware limited liability company (the “Buyer”), each a subsidiary of the Company, entered into a Securities Purchase Agreement, dated as of July 31, 2024 (the “Purchase Agreement”), by and among OppFi-LLC, the Buyer, Blaze Capital Funding 5, LLC, a Wyoming limited liability company (the “Seller”), and the seller principals party thereto (collectively with the Seller, the “Seller Parties”), pursuant to which the Buyer acquired 35% of the outstanding equity securities of Bitty Holdings, LLC, a Delaware limited liability company (“Bitty”, and such acquisition, the “Acquisition”). The Acquisition closed on July 31, 2024 (the “Closing Date”). Bitty is a credit access company that offers revenue-based financing and other working capital solutions.

The aggregate consideration paid to the Seller in connection with the Acquisition consisted of (i) a cash payment of approximately $15.3 million and (ii) 734,851 OppFi Units, valued at approximately $2.7 million. In accordance with the OppFi A&R LLCA, the Company also issued 734,851 shares of Class V Voting Stock to OFS, which number of shares of Class V Voting Stock was equal to the number of OppFi Units issued to the Seller.

Pursuant to the Purchase Agreement, the Buyer has a right to purchase from the Seller an additional thirty percent (30%) of the equity securities of Bitty (the “First Call Option”) within a specific time period from the date that is three (3) years from the Closing Date, and (b) the right to purchase from the Seller all remaining equity securities of Bitty not held by the Buyer (the “Second Call Option” and together with the First Call Option, the “Call Options” and each, a “Call Option”) within a specific time period from the date that is six (6) years from the Closing Date, contingent upon the Buyer exercising the First Call Option. The aggregate purchase price for the equity securities, payable in cash unless otherwise agreed by the Seller and the Buyer, in (a) the First Call Option will be equal to thirty percent (30%) of the product of six times (6x) the trailing twelve (12) month post-tax earnings of Bitty as of June 30, 2027, and (b) the Second Call Option will be equal to thirty-five percent (35%) of the product of six times (6x) the trailing twelve (12) month post-tax earnings of Bitty as of June 30, 2030.

In the event the Buyer does not exercise the First Call Option or the Second Call Option, the Board of Managers of Bitty will have the right to initiate a process to effectuate a sale of 100% of the equity securities of Bitty through a bona fide sale or auction process, subject to the terms of the limited liability company agreement of Bitty.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” of this Form 10-Q and our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 27, 2024 (“2023 Annual Report”), for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.
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

OppFi’s primary products are offered by its OppLoans platform. Customers on this platform are U.S. consumers who are employed, have bank accounts, and generally earn median wages. The average installment loan facilitated by OppFi is approximately $1,500, payable in installments and with an average contractual term of 11 months. Neither SalaryTap nor OppFi Card contributed meaningfully to OppFi’s results during the three months ended June 30, 2024.

On the Closing Date, OppFi completed the Business Combination. At the Closing, FGNA changed its name to “OppFi Inc.” OppFi’s Class A Common Stock and Public Warrants are listed on the NYSE under the symbols “OPFI” and “OPFI WS,” respectively.

Unless the context otherwise requires, all references in this section to “OppFi” or the “Company” refer to OppFi-LLC and its subsidiaries prior to the Closing, or to OppFi Inc. and its subsidiaries from and after the Closing. See Item 1. “Organization and Nature of Operations” for more information.

HIGHLIGHTS

Our financial results as of and for the three months ended June 30, 2024 are summarized below:
•Basic and diluted earnings per share (“EPS”) of $0.16 and $0.16, respectively, for the three months ended June 30, 2024;
•Adjusted earnings per share (“Adjusted EPS”)(1) of $0.29 for the three months ended June 30, 2024, an increase of $0.10 from $0.19 for the three months ended June 30, 2023;
•Net originations increased 2.4% to $205.5 million from $200.6 million for the three months ended June 30, 2024 and 2023, respectively;
•Ending receivables decreased 2.7% to $387.1 million from $397.8 million as of June 30, 2024 and 2023, respectively;
•Total revenue increased 3.1% to $126.3 million from $122.5 million for the three months ended June 30, 2024 and 2023, respectively;
•Net income of $27.7 million for the three months ended June 30, 2024, an increase of $9.6 million from $18.1 million for the three months ended June 30, 2023; and
•Adjusted net income (“Adjusted Net Income”)(1) of $24.8 million for the three months ended June 30, 2024, an increase of $8.9 million from $15.9 million for the three months ended June 30, 2023.

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

Dividend Paid
On May 1, 2024, we paid a dividend of $0.12 per share ($2.4 million in the aggregate) to stockholders of record of our Class A Common Stock as of the close of business on April 19, 2024.

Share Repurchase Program

On April 4, 2024, the Board authorized a new share repurchase program to repurchase up to $20.0 million in the aggregate of shares of our Class A Common Stock. This new share repurchase program will expire in April 2027. During the three months ended June 30, 2024, we repurchased 769,715 shares of Class A Common Stock, which were held as treasury stock as of June 30, 2024, for an aggregate purchase price of $2.5 million at an average purchase price per share of $3.27. As of June 30, 2024, $17.5 million of the repurchase authorization under the Repurchase Program remained available.

Bitty Purchase Agreement

On July 31, 2024, we entered into a Securities Purchase Agreement, dated as of July 31, 2024, to acquire 35% of the outstanding equity securities of Bitty Holdings, LLC (“Bitty”), a credit access company that offers revenue-based financing and other working capital solutions. The acquisition closed on July 31, 2024 (the “Closing Date”). The aggregate consideration paid in connection with the acquisition consisted of (i) a cash payment of approximately $15.3 million and (ii) 734,851 OppFi Units, valued at approximately $2.7 million.

Pursuant to the Securities Purchase Agreement, one of our subsidiaries has (a) the right to purchase an additional 30% of the outstanding equity securities of Bitty within a specific time period from the date that is three years from the Closing Date, and (b) the right to purchase all remaining equity securities of Bitty within a specific time period from the date that is six years from the Closing Date.

For further details, see Note 17 to the Consolidated Financial Statements, “Subsequent Events”.
KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the three and six months ended June 30, 2024 and 2023.

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

The following tables present total net originations (defined as gross originations net of transferred balance on refinanced loans), total retained net originations (defined as the portion of total net originations as defined above with respect to which the Company ultimately purchased a receivable from bank partners or originated directly), percentage of net originations by bank partners, and percentage of net originations by new loans for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Total net originations	$205,549	$200,640	$4,909	2.4%
Total retained net originations	$189,344	$195,347	$(6,003)	(3.1)%
Percentage of net originations by bank partners	100.0%	97.3%	N/A	2.8%
Percentage of net originations by new loans	44.4%	43.6%	N/A	1.8%

	Six Months Ended June 30,		Change
	2024	2023	$	%
Total net originations	$369,045	$360,236	$8,809	2.4%
Total retained net originations	$341,855	$350,990	$(9,135)	(2.6)%
Percentage of net originations by bank partners	100.0%	96.4%	N/A	3.7%
Percentage of net originations by new loans	43.5%	43.8%	N/A	(0.7)%

Total net originations increased to $205.5 million and $369.0 million for the three and six months ended June 30, 2024, respectively, from $200.6 million and $360.2 million for the three and six months ended June 30, 2023, respectively. The 2.4% and 2.4% increases for the three and six months ended June 30, 2024 were a result of bank partners’ expansion into additional states as well as enhanced lead evaluation capabilities driving higher quality applications. Total retained net originations decreased to $189.3 million and $341.9 million for the three and six months ended June 30, 2024, respectively, from $195.3 million and $351.0 million for the three and six months ended June 30, 2023, respectively. The 3.1% and 2.6% decreases for the three and six months ended June 30, 2024 were attributed to one of our bank partners retaining a higher percentage of loans originated in certain states.

Total net originations by our bank partners increased to 100.0% and 100.0% for the three and six months ended June 30, 2024, respectively, from 97.3% and 96.4% for the three and six months ended June 30, 2023, respectively. During the third quarter of 2023, the Company ceased directly originating loans and transitioned completely to a servicing / facilitation model for bank partners.

Total net originations of new loans as a percentage of total loans increased to 44.4% for the three months ended June 30, 2024 from 43.6% for the three months ended June 30, 2023. The increase is a result of accelerating growth from our bank partners’ expansion into additional states. Total net originations of new loans as a percentage of total loans decreased to 43.5% for the six months ended June 30, 2024 from 43.8% for the six months ended June 30, 2023. The decrease is a result of the pool of customers available to refinance growing over time, as well as marketing campaigns targeting email engagement rates in the refinance population.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of June 30, 2024 and 2023 (in thousands):

	As of June 30, 2024		Change
	2024	2023	$	%
Ending receivables	$387,086	$397,754	$(10,668)	(2.7)%

Ending receivables decreased to $387.1 million as of June 30, 2024 from $397.8 million as of June 30, 2023. The 2.7% decrease was primarily driven by a one of our bank partners retaining a higher percentage of loans originated in certain states.

Average Yield

Average yield represents total revenue from the period as a percent of average receivables and is presented as an annualized metric. Receivables are defined as the unpaid principal balances of loans. The following tables present average yield for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023	%
Average yield, annualized	134.8%	128.8%	4.7%

	Six Months Ended June 30,		Change
	2024	2023	%
Average yield, annualized	131.4%	126.7%	3.7%

Average yield increased to 134.8% and 131.4% for the three and six months ended June 30, 2024, respectively, from 128.8% and 126.7% for the three and six months ended June 30, 2023, respectively. The 4.7% and 3.7% increases were driven by a decrease in delinquent loans in the portfolio that were not accruing interest throughout the period as well as an increase in the average statutory rate from a relative shift away from states with lower interest rates.

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

The following tables present net charge-offs as a percentage of total revenue and as an annualized percentage of average receivables for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023	%
Net charge-offs as % of total revenue	32.5%	36.2%	(10.2)%
Net charge-offs as % of average receivables, annualized	43.8%	46.6%	(6.0)%

	Six Months Ended June 30,		Change
	2024	2023	%
Net charge-offs as % of total revenue	40.2%	42.6%	(5.6)%
Net charge-offs as % of average receivables, annualized	52.9%	53.9%	(1.9)%

Net charge-offs as a percentage of total revenue decreased to 32.5% and 40.2% for the three and six months ended June 30, 2024, respectively, from 36.2% and 42.6% for the three and six months ended June 30, 2023, respectively. The decreases in net charge-offs as a percentage of total revenue for the three and six months ended June 30, 2024 are a result of a higher yielding portfolio for the reasons discussed above in “Average Yield” combined with higher recoveries driving lower levels of net charge-offs compared to the three and six months ended June 30, 2023. Net charge-offs as a percentage of average receivables decreased to 43.8% and 52.9% for the three and six months ended June 30, 2024, respectively, from 46.6% and 53.9% for the three and six months ended June 30, 2023, respectively. The decreases in net charge-offs as a percentage of average receivables for the three and six months ended June 30, 2024 are a result of higher recoveries driving lower levels of net charge-offs compared to the three and six months ended June 30, 2023.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan processor or underwriter (auto-approval) divided by the total number of loans approved. The following tables present auto approval rate for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023	%
Auto-approval rate	75.8%	72.1%	5.1%

	Six Months Ended June 30,		Change
	2024	2023	%
Auto-approval rate	74.7%	71.0%	5.2%

Auto-approval rate increased to 75.8% and 74.7% for the three and six months ended June 30, 2024, respectively, from 72.1% and 71.0% for the three and six months ended June 30, 2023, respectively. The increases in auto-approval rate for the three and six months ended June 30, 2024 were driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2024 and 2023

The following table presents our consolidated results of operations for the three months ended June 30, 2024 and 2023 (in thousands, except number of shares and per share data).

	Three Months Ended June 30,		Change
(unaudited)	2024	2023	$	%
Interest and loan related income	$125,076	$121,583	$3,493	2.9%
Other revenue	1,228	903	325	36.0
Total revenue	126,304	122,486	3,818	3.1
Change in fair value of finance receivables	(40,019)	(44,043)	4,024	(9.1)
Provision for credit losses on finance receivables	(4)	(3,866)	3,862	(99.9)
Net revenue	86,281	74,577	11,704	15.7
Expenses:
Sales and marketing	10,824	12,314	(1,490)	(12.1)
Customer operations(a)	11,608	11,740	(132)	(1.1)
Technology, products, and analytics	9,148	9,779	(631)	(6.5)
General, administrative, and other(a)	14,250	11,179	3,071	27.5
Total expenses before interest expense	45,830	45,012	818	1.8
Interest expense	10,964	11,231	(267)	(2.4)
Total expenses	56,794	56,243	551	1.0
Income from operations	29,487	18,334	11,153	60.8
Change in fair value of warrant liabilities	(976)	351	(1,327)	(378.6)
Other income	79	79	—	—
Income before income taxes	28,590	18,764	9,826	52.4
Income tax expense	914	688	226	32.8
Net income	27,676	18,076	9,600	53.1
Less: net income attributable to noncontrolling interest	24,610	15,934	8,676	54.4
Net income attributable to OppFi Inc.	$3,066	$2,142	$924	43.1%

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.16	$0.14
Diluted	$0.16	$0.14
Weighted average common shares outstanding:
Basic	19,675,934	15,632,120
Diluted	19,675,934	15,873,753

(a) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company reclassified certain expenses that were previously included in general, administrative, and other expenses to customer operations expenses.

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based on the interest method. We also earn revenue from referral fees related primarily to our “Turn-Up” program, which represented 0.3% of total revenue for the three months ended June 30, 2024.

Total revenue increased by $3.8 million, or 3.1%, to $126.3 million for the three months ended June 30, 2024 from $122.5 million for the three months ended June 30, 2023. The increase was due to a higher average statutory rate for the loans in the portfolio as well as stronger payment activity driving a higher yield on the balances.

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

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $40.0 million for the three months ended June 30, 2024, which was comprised of $41.1 million of net charge-offs and a fair market value adjustment of $(1.1) million, down from $44.0 million for the three months ended June 30, 2023, which was comprised of $44.2 million of net charge-offs and a fair market value adjustment of $(0.2) million. The fair value adjustment for the three months ended June 30, 2024 had a positive impact due to the increase in receivables over the period with a relatively flat fair value mark.

Provision for credit losses on finance receivables consists of gross charge-offs incurred in the period, net of recoveries, plus the change in allowance for credit losses for our SalaryTap and OppFi Card products. Provision for credit losses on finance receivables decreased by $3.9 million to $4.1 thousand for the three months ended June 30, 2024 from $3.9 million for the three months ended June 30, 2023. The decrease is largely attributed to very few remaining active SalaryTap finance receivables during the three months ended June 30, 2024, while provision for credit losses was increased during the three months ended June 30, 2023 to account for the then-impending closure of OppFi Card finance receivables.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and provision for credit losses on finance receivables. Total net revenue increased by $11.7 million, or 15.7%, to $86.3 million for the three months ended June 30, 2024 from $74.6 million for the three months ended June 30, 2023. This increase was due to both the increase in total revenue and the decrease in change in fair value and provision for credit losses on finance receivables.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and general, administrative, and other expenses.

Expenses increased by $0.6 million, or 1.0%, to $56.8 million for the three months ended June 30, 2024, from $56.2 million for the three months ended June 30, 2023. The increase in expenses was primarily driven by a one-time adjustment as a result of the reclassification of OppFi Card assets from held for sale to held for investment at amortized cost that offset expenses for the three months ended June 30, 2023. The increase was partially offset by lower direct marketing spend expense resulting from a shift towards relatively lower-cost loans, reduced payment processing fees related to a renegotiation, and lower professional fees related to accounting and legal matters. Despite the slight increase in total expenses for the three months ended June 30, 2024, expenses as a percent of total revenue decreased from 45.9% to 45.0% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Income from Operations

Income from operations is the difference between net revenue and expenses. Total income from operations increased by $11.2 million to $29.5 million for the three months ended June 30, 2024 from income from operations of $18.3 million for the three months ended June 30, 2023. This increase was driven primarily by higher total revenue and lower change in fair value and provision for credit losses on finance receivables, slightly offset by higher expenses for the three months ended June 30, 2024 as a result of the reasons discussed above.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities totaled $(1.0) million for the three months ended June 30, 2024 and $0.4 million for the three months ended June 30, 2023. These warrant liabilities arose with respect to warrants issued in connection with the initial public offering of FGNA and are subject to re-measurement at each balance sheet date.

Other Income

Other income totaled $0.1 million for the three months ended June 30, 2024 and $0.1 million for the three months ended June 30, 2023. Other income for both periods was comprised of $0.1 million in income related to the Company subleasing one floor of its office space.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, and other income. Income before income taxes increased by $9.8 million, or 52.4%, to $28.6 million for the three months ended June 30, 2024 from $18.8 million for the three months ended June 30, 2023 for the reasons stated above.

Income Tax Expense

OppFi recorded an income tax expense of $0.9 million for the three months ended June 30, 2024 and $0.7 million for the three months ended June 30, 2023. This increase is largely attributed to OppFi Inc.’s increasing ownership in OppFi-LLC.

Net Income

Net income increased by $9.6 million to $27.7 million for the three months ended June 30, 2024 from net income of $18.1 million for the three months ended June 30, 2023 for the reasons stated above.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $3.1 million for the three months ended June 30, 2024, up from net income attributable to OppFi Inc. of $2.1 million for the three months ended June 30, 2023. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company, the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, and the Company’s approximate percentage interest in the noncontrolling interest. For the three months ended June 30, 2024, the underlying income or expense components attributable to OppFi Inc. include OppFi Inc.'s percentage interest in the income attributable to noncontrolling interest of $5.3 million, partially offset by the loss on change in fair value of warrant liabilities of $1.0 million, income tax expense of $0.9 million, general and administrative expense of $0.2 million, and board fees of $0.1 million, for total net income attributable to OppFi Inc. of $3.1 million. For the three months ended June 30, 2023, the underlying income or expense components that are attributable to OppFi Inc. include OppFi Inc.’s percentage interest in the income attributable to noncontrolling interest of $2.6 million and the gain on change in fair value of warrant liabilities of $0.3 million, partially offset by income tax expense of $0.6 million, general and administrative expense of $0.1 million, and board fees of $0.1 million, for net income attributable to OppFi Inc. of $2.1 million.

Diluted Earnings per Share

The Company’s outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share for the three months ended June 30, 2024 as the inclusion of these shares would have had an antidilutive effect under the if-converted method. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period. The Company’s outstanding shares of Class V Voting Stock were also excluded in computing the diluted earnings per share for the three months ended June 30, 2023 as the inclusion of these shares would have had an antidilutive effect under the if-converted method.

Comparison of the six months ended June 30, 2024 and 2023

The following table presents our consolidated results of operations for the six months ended June 30, 2024 and 2023 (in thousands, except number of shares and per share data).

	Six Months Ended June 30,		Change
(unaudited)	2024	2023	$	%
Interest and loan related income	$251,355	$241,525	$9,830	4.1%
Other revenue	2,292	1,335	957	71.7
Total revenue	253,647	242,860	10,787	4.4
Change in fair value of finance receivables	(104,121)	(107,161)	3,040	(2.8)
Provision for credit losses on finance receivables	(31)	(3,936)	3,905	(99.2)
Net revenue	149,495	131,763	17,732	13.5
Expenses:
Sales and marketing	19,002	22,161	(3,159)	(14.3)
Customer operations(a)	22,971	22,774	197	0.9
Technology, products, and analytics	18,927	19,733	(806)	(4.1)
General, administrative, and other(a)	31,430	22,429	9,001	40.1
Total expenses before interest expense	92,330	87,097	5,233	6.0
Interest expense	22,394	22,602	(208)	(0.9)
Total expenses	114,724	109,699	5,025	4.6
Income from operations	34,771	22,064	12,707	57.6
Change in fair value of warrant liabilities	4,195	504	3,691	732.6
Other income	159	272	(113)	(41.5)
Income before income taxes	39,125	22,840	16,285	71.3
Income tax expense	1,318	834	484	58.0
Net income	37,807	22,006	15,801	71.8
Less: net income attributable to noncontrolling interest	29,204	19,613	9,591	48.9
Net income attributable to OppFi Inc.	$8,603	$2,393	$6,210	259.5%

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.44	$0.16
Diluted	$0.36	$0.16
Weighted average common shares outstanding:
Basic	19,440,680	15,336,366
Diluted	86,148,477	15,533,467

(a) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company reclassified certain expenses that were previously included in general, administrative, and other expenses to customer operations expenses.

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based on the interest method. We also earn revenue from referral fees related primarily to our “Turn-Up” program, which represented 0.2% of total revenue for the six months ended June 30, 2024.

Total revenue increased by $10.8 million, or 4.4%, to $253.6 million for the six months ended June 30, 2024 from $242.9 million for the six months ended June 30, 2023. The increase was due to higher average receivables balances throughout the period, a higher average statutory rate for the loans in the portfolio, and stronger payment activity driving a higher yield on the balances.

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

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $104.1 million for the six months ended June 30, 2024, which was comprised of $102.1 million of net charge-offs and a fair market value adjustment of $2.1 million, down from $107.2 million for the six months ended June 30, 2023, which was comprised of $103.0 million of net charge-offs and a fair market value adjustment of $4.2 million. The fair value adjustment for the six months ended June 30, 2024 had a negative impact due to the decrease in receivables over the period with a relatively flat fair value mark.

Provision for credit losses on finance receivables consists of gross charge-offs incurred in the period, net of recoveries, plus the change in allowance for credit losses for our SalaryTap and OppFi Card products. Provision for credit losses on finance receivables decreased by $3.9 million to $30.8 thousand for the six months ended June 30, 2024 from $3.9 million for the six months ended June 30, 2023. The decrease is largely attributed to very few remaining active SalaryTap finance receivables during the six months ended June 30, 2024, while provision for credit losses was increased during six months ended June 30, 2023 to account for the then-impending closure of OppFi Card finance receivables.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and provision for credit losses on finance receivables. Total net revenue increased by $17.7 million, or 13.5%, to $149.5 million for the six months ended June 30, 2024 from $131.8 million for the six months ended June 30, 2023. This increase was due to both the increase in total revenue and the decrease in change in fair value and provision for credit losses on finance receivables.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses increased by $5.0 million, or 4.6%, to $114.7 million for the six months ended June 30, 2024, from $109.7 million for the six months ended June 30, 2023. The increase in expenses was primarily driven by a one-time expense associated with the exit activities from the OppFi Card product as well as a one-time adjustment as a result of the reclassification of OppFi Card assets from held for sale to held for investment at amortized cost that offset expenses for the six months ended June 30, 2023. The increase was partially offset by lower direct marketing spend expense resulting from a shift towards relatively lower-cost loans, reduced payment processing fees related to a renegotiation, and lower capitalized technology amortization expense. Despite the overall increase in expenses for the six months ended June 30, 2024, expenses as a percent of total revenue was flat year over year at 45.2%.

Income from Operations

Income from operations is the difference between net revenue and expenses. Total income from operations increased by $12.7 million to $34.8 million for the six months ended June 30, 2024 from income from operations of $22.1 million for the six months ended June 30, 2023. This increase was driven primarily by higher total revenue and lower change in fair value and provision for credit losses on finance receivables, slightly offset by higher expenses for the six months ended June 30, 2024 as a result of the reasons discussed above.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities totaled $4.2 million for the six months ended June 30, 2024 and $0.5 million for the six months ended June 30, 2023. These warrant liabilities arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Other Income

Other income totaled $0.2 million for the six months ended June 30, 2024 and $0.3 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, other income includes $0.2 million in income related to the Company subleasing one floor of its office space. For the six months ended June 30, 2023, other income includes $0.2 million in income related to the Company subleasing one floor of its office space and $0.1 million from the gain on partial loan forgiveness of the secured borrowing payable.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, and other income. Income before income taxes increased by $16.3 million, or 71.3%, to $39.1 million for the six months ended June 30, 2024 from $22.8 million for the six months ended June 30, 2023 for the reasons stated above.

Income Tax Expense

OppFi recorded a provision for income taxes of $1.3 million for the six months ended June 30, 2024 and $0.8 million for the six months ended June 30, 2023. This increase is largely attributed to OppFi Inc.’s increasing ownership in OppFi-LLC.

Net Income

Net income increased by $15.8 million, or 71.8%, to $37.8 million for the six months ended June 30, 2024 from $22.0 million for the six months ended June 30, 2023 for the reasons stated above.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $8.6 million for the six months ended June 30, 2024, up from $2.4 million for the six months ended June 30, 2023. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company, the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, and the Company’s approximate percentage interest in the noncontrolling interest. The underlying income or expense components that are attributable to OppFi Inc. for the six months ended June 30, 2024 are OppFi Inc.’s percentage interest in the income attributable to noncontrolling interest of $6.3 million and gain on change in fair value of warrant liabilities of $4.2 million, partially offset by income tax expense of $1.3 million, general and administrative expense of $0.4 million, and board fees of $0.2 million, for total net income attributable to OppFi Inc. of $8.6 million. The underlying income or expense components that are attributable to OppFi Inc. for the six months ended June 30, 2023 are OppFi Inc.’s percentage interest in the income attributable to noncontrolling interest of $3.2 million and gain on change in fair value of warrant liabilities of $0.5 million, partially offset by income tax expense of $0.8 million, general and administrative expense of $0.4 million, and board fees of $0.2 million, for total net income attributable to OppFi Inc. of $2.4 million.

Diluted Earnings per Share

For the six months ended June 30, 2024, the Company’s outstanding shares of Class V Voting Stock were included in computing the diluted earnings per share as the inclusion of these shares had a dilutive effect under the if-converted method. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period. For the six months ended June 30, 2023, the Company’s outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share as the inclusion of these shares would have had an antidilutive effect under the if-converted method.

CONDENSED BALANCE SHEETS

Comparison as of June 30, 2024 and December 31, 2023

The following table presents our condensed balance sheet as of June 30, 2024 and December 31, 2023 (in thousands):

	(Unaudited)		Change
	June 30,	December 31,	$	%
	2024	2023
Assets
Cash and restricted cash	$80,837	$73,943	$6,894	9.3%
Finance receivables at fair value	430,482	463,320	(32,838)	(7.1)
Finance receivables at amortized cost, net	19	110	(91)	(82.7)
Other assets	61,755	64,170	(2,415)	(3.8)
Total assets	$573,093	$601,543	$(28,450)	(4.7)%
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$28,001	$26,448	$1,553	5.9%
Other liabilities	38,960	40,086	(1,126)	(2.8)
Total debt	301,774	334,116	(32,342)	(9.7)
Warrant liabilities	2,669	6,864	(4,195)	(61.1)
Total liabilities	371,404	407,514	(36,110)	(8.9)
Total stockholders’ equity	201,689	194,029	7,660	3.9
Total liabilities and stockholders’ equity	$573,093	$601,543	$(28,450)	(4.7)%

Total cash and restricted cash increased by $6.9 million as of June 30, 2024 compared to December 31, 2023 driven by an increase in received payments relative to originations. Finance receivables at fair value decreased by $32.8 million as of June 30, 2024 compared to December 31, 2023 from lower origination volume due to seasonality. Finance receivables at amortized cost, net decreased by $0.1 million as of June 30, 2024 compared to December 31, 2023 due to the continued rundown of SalaryTap finance receivables. Other assets decreased by $2.4 million as of June 30, 2024 compared to December 31, 2023 mainly due to a decrease in the operating lease right of use asset of $0.8 million, a decrease in the deferred tax asset of $0.7 million, and a decrease in property, equipment, and software of $0.5 million.

Accounts payable and accrued expenses increased by $1.6 million as of June 30, 2024 compared to December 31, 2023 driven by an increase in accrued expenses of $3.6 million, partially offset by a decrease in accounts payable of $2.0 million. Other liabilities decreased by $1.1 million as of June 30, 2024 compared to December 31, 2023 driven by a decrease in the operating lease liability of $0.9 million and the tax receivable agreement liability of $0.2 million. Total debt decreased by $32.3 million as of June 30, 2024 compared to December 31, 2023 driven by a decrease in utilization of revolving lines of credit of $30.9 million and a decrease in notes payable of $1.4 million. Warrant liabilities decreased by $4.2 million due to the decrease in the valuation of the warrants as of June 30, 2024 compared to December 31, 2023. Total stockholders’ equity increased by $7.7 million as of June 30, 2024 compared to December 31, 2023 driven by net income and stock-based compensation, partially offset by purchases of treasury stock and dividend issuance.

NON-GAAP FINANCIAL MEASURES

Comparison of the three and six months ended June 30, 2024 and 2023

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

Adjusted EBT and Adjusted Net Income

Beginning with the quarter ended March 31, 2024, for all periods presented, we have updated our presentation and calculation of Adjusted EBT, and the corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.

Adjusted EBT is a non-GAAP measure defined as our GAAP net income adjusted to eliminate the effect of certain items as shown below, including income tax expense, other income, change in fair value of warrant liabilities and other addbacks and one-time expenses. Adjusted Net Income is a non-GAAP measure defined as our Adjusted EBT less pro forma taxes for comparison purposes. We believe that Adjusted EBT and Adjusted Net Income are important measures because they allow management, investors, and our Board to evaluate and compare our operating results from period-to-period by making the adjustments described below.

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

(in thousands, except share and per share data)	Three Months Ended June 30,		Variance
(unaudited)	2024	2023	$	%
Net income	$27,676	$18,076	$9,600	53.1%
Income tax expense	914	688	226	32.8
Other income	(79)	(79)	—	—
Change in fair value of warrant liabilities	976	(351)	1,327	378.6
Other addbacks and one-time expenses, net(a)	2,932	2,588	344	13.3
Adjusted EBT(b)	32,419	20,922	11,497	55.0
Less: pro forma taxes(c)	7,638	5,057	2,581	51.0
Adjusted net income(b)	$24,781	$15,865	$8,916	56.2%

Adjusted earnings per share(b)	$0.29	$0.19
Weighted average diluted shares outstanding	86,268,511	84,750,663

(a) For the three months ended June 30, 2024, other addbacks and one-time expenses, net of $2.9 million included $2.1 million in stock compensation expenses, $0.5 million in expenses related to legal matters, $0.3 million in severance expenses, and $0.1 million in expenses related to corporate development. For the three months ended June 30, 2023, other addbacks and one-time expenses, net of $2.6 million included a $(3.1) million addback from the reclassification of OppFi Card finance receivables from assets held for sale to assets held for investment at amortized cost, a $3.8 million expense related to provision for credit losses on the OppFi Card finance receivables, $0.8 million in stock compensation expenses, $0.6 million in severance expenses, $0.4 million in expenses related to corporate development, and $0.1 million in retention expenses.
(b) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company has updated its presentation and calculation of Adjusted EBT, and the corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.
(c) Assumes a tax rate of 23.56% for the three months ended June 30, 2024 and 24.17% for the three months ended June 30, 2023, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

(in thousands, except share and per share data)	Six Months Ended June 30,		Variance
(unaudited)	2024	2023	$	%
Net income	$37,807	$22,006	$15,801	71.8%
Income tax expense	1,318	834	484	58.0
Other income	(159)	(272)	113	(41.5)
Change in fair value of warrant liabilities	(4,195)	(504)	(3,691)	732.6
Other addbacks and one-time expenses, net(a)	9,136	3,940	5,196	131.9
Adjusted EBT(b)	43,907	26,004	17,903	68.8
Less: pro forma taxes(c)	10,345	6,284	4,061	64.6
Adjusted net income(b)	$33,562	$19,720	$13,842	70.2%

Adjusted earnings per share(b)	$0.39	$0.23
Weighted average diluted shares outstanding	86,148,477	84,592,228

(a) For the six months ended June 30, 2024, other addbacks and one-time expenses, net of $9.1 million included $3.1 million in stock compensation expenses, a $2.9 million expense related to OppFi Card’s exit activities, $1.2 million in expenses related to legal matters, $1.1 million in severance expenses, and $0.8 million in expenses related to corporate development. For the six months ended June 30, 2023, other addbacks and one-time expenses, net of $3.9 million included a $(3.0) million addback from the reclassification of OppFi Card finance receivables from assets held for sale to assets held for investment at amortized cost, a $3.8 million expense related to provision for credit losses on the OppFi Card finance receivables, $2.0 million in stock compensation expenses, $0.6 million in severance expenses, $0.4 million in expenses related to corporate development, and $0.1 million in retention expenses.

(b) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company has updated its presentation and calculation of Adjusted EBT, and the corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.

(c) Assumes a tax rate of 23.56% for the six months ended June 30, 2024 and a 24.16% tax rate for the six months ended June 30, 2023, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Adjusted Earnings Per Share

Adjusted EPS is defined as adjusted net income divided by weighted average diluted shares outstanding, which represent shares of both classes of common stock outstanding, excluding 25,500,000 shares related to earnout obligations and including the impact of restricted stock units and performance stock units. We believe that presenting Adjusted EPS is useful to investors and others because, due to the Company’s Up-C structure, Basic EPS calculated on a GAAP basis excludes a large percentage of the Company’s outstanding shares of common stock, which are Class V Voting Stock, and Diluted EPS calculated on a GAAP basis excludes dilutive securities, including Class V Voting Stock, restricted stock units, and performance stock units, in any periods in which their inclusion would have an antidilutive effect. Shares of the Company’s Class V Voting Stock may be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock. We believe that presenting Adjusted EPS is useful to investors and others because it presents the Company’s Adjusted Net Income on a per share basis based on the shares of the Company’s common stock that would be issued but for, and can be issued as a result of, the Company’s Up-C structure, excluding the forfeitable earnout shares from the Company’s Business Combination. The earnout shares issued in the Business Combination are excluded from the calculation of Adjusted EPS because such earnout shares were subject to potential forfeiture pending the achievement of certain earnout targets pursuant to the terms of the Business Combination, and we believed that, until such shares were forfeited or no longer subject to forfeiture, it was useful to investors and others to provide per share earnings information based only on those shares that were not subject to forfeiture. The earnout shares were forfeited subsequent to the end of the three months ended June 30, 2024.

	Three Months Ended June 30,
(unaudited)	2024	2023
Weighted average Class A common stock outstanding	19,675,934	15,632,120
Weighted average Class V voting stock outstanding	91,380,789	94,376,910
Elimination of earnouts at period end	(25,500,000)	(25,500,000)
Dilutive impact of restricted stock units	642,306	238,008
Dilutive impact of performance stock units	69,482	3,625
Weighted average diluted shares outstanding	86,268,511	84,750,663

(in thousands, except share and per share data)	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		86,268,511		84,750,663
Net income	$27,676	$0.32	$18,076	$0.21
Income tax expense	914	0.01	688	0.01
Other income	(79)	—	(79)	—
Change in fair value of warrant liabilities	976	0.01	(351)	—
Other addbacks and one-time expenses, net	2,932	0.03	2,588	0.03
Adjusted EBT(a)	32,419	0.38	20,922	0.25
Less: pro forma taxes	7,638	0.09	5,057	0.06
Adjusted net income(a)	$24,781	$0.29	$15,865	$0.19

(a) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company has updated its presentation and calculation of Adjusted EBT, and corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.

	Six Months Ended June 30,
(unaudited)	2024	2023
Weighted average Class A common stock outstanding	19,440,680	15,336,366
Weighted average Class V voting stock outstanding	91,531,964	94,558,761
Elimination of earnouts at period end	(25,500,000)	(25,500,000)
Dilutive impact of restricted stock units	602,628	180,290
Dilutive impact of performance stock units	73,205	16,811
Weighted average diluted shares outstanding	86,148,477	84,592,228

(in thousands, except share and per share data)	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		86,148,477		84,592,228
Net income	$37,807	$0.44	$22,006	$0.26
Income tax expense	1,318	0.02	834	0.01
Other income	(159)	—	(272)	—
Change in fair value of warrant liabilities	(4,195)	(0.05)	(504)	(0.01)
Other addbacks and one-time expenses, net	9,136	0.11	3,940	0.05
Adjusted EBT(a)	43,907	0.51	26,004	0.31
Less: pro forma taxes	10,345	0.12	6,284	0.07
Adjusted net income(a)	$33,562	$0.39	$19,720	$0.23

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

Maturities of our financing facilities are staggered over two years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Unrestricted cash	$46,622	$31,791
Undrawn debt	$223,226	$192,333

As of June 30, 2024, OppFi had $46.6 million in unrestricted cash, an increase of $14.8 million from December 31, 2023. As of June 30, 2024, OppFi had an additional $223.2 million of unused debt capacity under its financing facilities for future availability, representing a 43% overall undrawn capacity, an increase from $192.3 million as of December 31, 2023. The increase in undrawn debt was driven primarily by using excess cash to pay down debt on our revolving credit lines and term loan. Including total financing commitments of $525.0 million and cash on the balance sheet of $80.8 million, OppFi had approximately $605.8 million in funding capacity as of June 30, 2024.

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

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities during the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Change
(In thousands, except % change)	2024	2023	$	%
Net cash provided by operating activities	$151,732	$138,566	$13,166	9.5%
Net cash used in investing activities	(77,344)	(103,199)	25,855	(25.1)
Net cash used in financing activities	(67,494)	(22,929)	(44,565)	194.4
Net increase in cash and restricted cash	$6,894	$12,438	$(5,544)	(44.6)%

Operating Activities

Net cash provided by operating activities was $151.7 million for the six months ended June 30, 2024. This was an increase of $13.2 million when compared to net cash provided by operating activities of $138.6 million for the six months ended June 30, 2023. Cash provided by operating activities increased mainly due to higher net income.

Investing Activities

Net cash used in investing activities was $77.3 million for the six months ended June 30, 2024. This was a decrease of $25.9 million when compared to net cash used in investing activities of $103.2 million for the six months ended June 30, 2023, mainly due to lower finance receivables originated and acquired and higher finance receivables repaid and recovered.

Financing Activities

Net cash used in financing activities was $67.5 million for the six months ended June 30, 2024. This was an increase of $44.6 million when compared to net cash used in financing activities of $22.9 million for the six months ended June 30, 2023, primarily due to an increase in distributions to members of OppFi-LLC, net payments of senior debt, repurchases of common stock, and dividends paid on common stock.

FINANCING ARRANGEMENTS

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. For a detailed discussion on financing arrangements refer to Note 7 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following is a summary of OppFi’s outstanding borrowings as of June 30, 2024 and December 31, 2023, including borrowing capacity as of June 30, 2024 (in thousands):

		Borrowing	June 30,	December 31,	Interest Rate as of					Maturity
Purpose	Borrower(s)	Capacity	2024	2023	June 30, 2024					Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$125,000	$62,500	$103,400	SOFR	plus	6.75%			June 2026
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	125,000	62,500	37,500	SOFR	plus	7.50%			July 2027
Revolving line of credit	Opportunity Funding SPE IX, LLC (Castlelake)	150,000	85,871	93,871	SOFR	plus	7.50%			December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	51,229	48,442	SOFR	plus	7.45%			October 2026
Total revolving lines of credit		475,000	262,100	283,213

Term loan, net	OppFi-LLC	50,000	39,674	49,454	SOFR	plus	0.11%	plus	10.00%	March 2025
Total senior debt, net		$525,000	$301,774	$332,667

Note payable
Financed insurance premium	OppFi-LLC	$—	$—	$1,449			9.70%			June 2024

LIBOR Transition

In July 2017, the Financial Conduct Authority, which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On December 31, 2021, ICE Benchmark Administration, the administrator of LIBOR, announced plans to cease publication for all USD LIBOR tenors (except the one- and two-week tenors, which ceased on December 31, 2021) on June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York have identified the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. As of June 30, 2024, all of our LIBOR-based credit facilities have been transitioned to the SOFR. The replacement of LIBOR did not have any material effect on our liquidity or the financial terms of our credit facilities.

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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due to the material weakness in its internal control over financial reporting disclosed in Part II, Item 9A of our 2023 Annual Report.

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

Changes in Internal Control Over Financial Reporting

Other than the planned changes to the Company’s internal control over financial reporting described in “Remediation Plan for Previously Identified Material Weakness in Internal Control Over Financial Reporting” above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
See “Legal contingencies” of Note 13 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our 2023 Annual Report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 9, 2024, the Company announced that the Board had authorized a program to repurchase (the “Repurchase Program”) up to $20.0 million in the aggregate of shares of the Company’s Class A Common Stock. Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act, and other applicable legal requirements, including restrictions in the Company’s existing credit facilities. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule 10b5-1, which would permit Common Stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Common Stock that the Company repurchases under the Repurchase Program, OppFi-LLC, the Company’s direct subsidiary, will redeem one Class A common unit of OppFi-LLC held by the Company, decreasing the percentage ownership of OppFi-LLC by the Company and relatively increasing the ownership by the other members. The Repurchase Program will expire in April 2027.
The table below shows information regarding our monthly repurchases of our Class A Common Stock during the second quarter of 2024.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1 - April 30, 2024	—	$—	—	$20,000,000
May 1 - May 31, 2024	370,974	3.21	370,974	18,802,877
June 1 - June 30, 2024	398,741	3.33	398,741	17,466,820
Total	769,715	$3.27	769,715	$17,466,820

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the last fiscal quarter, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption and termination of a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description
10.1†+*
Eleventh Amendment to Senior Secured Multi-Draw Term Loan Facility, dated May 30, 2024, by and among Opportunity Financial, LLC, the other credit parties party thereto, the Lenders party thereto, and Midtown Madison Management LLC.

10.2†+*
Third Amendment to Amended and Restated Revolving Credit Agreement, dated April 16, 2024, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the other credit parties and guarantors party thereto, the Lenders party thereto, and Midtown Madison Management LLC.

10.3†+*
Amendment No. 2 to Revolving Credit Agreement, dated April 24, 2024, by and among Opportunity Financial, LLC, Opportunity Funding SPE IX, LLC, the other credit parties and guarantors thereto, UMB Bank, N.A., as administrative agent and collateral agent, Randolph Receivables LLC, as Castlelake Representative, and the lenders party thereto.

10.4†+*
Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated June 12, 2024, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the other credit parties and guarantors party thereto, the Lenders party thereto, and Midtown Madison Management LLC.

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

Date: August 8, 2024	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)