Form 10-Q
period 2024-09-30
OppFi Inc.
filed 2024-11-08
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 5, 2024, there were 86,214,225 shares of common stock, including 21,218,110 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 64,996,115 shares of Class V common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2024	2023
Assets
Cash(1)	$44,838	$31,791
Restricted cash(1)	29,395	42,152
Total cash and restricted cash	74,233	73,943
Finance receivables at fair value(1)	461,457	463,320
Finance receivables at amortized cost, net of allowance for credit losses of $2 and $346 as of September 30, 2024 and December 31, 2023, respectively	8	110
Settlement receivable(1)	5,112	1,904
Equity method investment	19,429	—
Debt issuance costs, net(1)	3,226	3,834
Property, equipment and software, net	11,399	10,292
Operating lease right-of-use assets	10,974	12,180
Deferred tax asset	22,277	25,777
Other assets(1)	11,151	10,183
Total assets	$619,266	$601,543
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable(1)	$4,685	$4,442
Accrued expenses(1)	25,735	22,006
Operating lease liabilities	13,741	15,061
Senior debt, net(1)	325,550	332,667
Note payable	—	1,449
Warrant liabilities	4,114	6,864
Tax receivable agreement liability	25,135	25,025
Total liabilities	398,960	407,514
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of September 30, 2024 and December 31, 2023)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 22,320,973 shares issued and 20,582,349 shares outstanding as of September 30, 2024 and 19,554,774 shares issued and 18,850,860 shares outstanding as of December 31, 2023)	2	2
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of September 30, 2024 and December 31, 2023)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 65,492,957 and 91,898,193 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	7	9
Additional paid-in capital	91,528	76,480
Accumulated deficit	(50,638)	(63,591)
Treasury stock, at cost (1,738,624 and 703,914 shares as of September 30, 2024 and December 31, 2023, respectively)	(6,011)	(2,460)
Total OppFi Inc.'s stockholders' equity	34,888	10,440
Noncontrolling interest	185,418	183,589
Total stockholders' equity	220,306	194,029
Total liabilities and stockholders' equity	$619,266	$601,543

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

	September 30,	December 31,
	2024	2023
Assets of consolidated VIEs, included in total assets above
Cash	$247	$368
Restricted cash	19,574	32,782
Total cash and restricted cash	19,821	33,150
Finance receivables at fair value	398,743	417,138
Settlement receivable	5,112	1,904
Debt issuance costs, net	3,226	3,834
Other assets	15	7
Total assets	$426,917	$456,033
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$11	$5
Accrued expenses	3,170	3,614
Senior debt, net	285,767	283,213
Total liabilities	$288,948	$286,832

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Interest and loan related income	$135,535	$132,090	$386,890	$373,615
Other revenue	1,058	1,075	3,350	2,410
	136,593	133,165	390,240	376,025
Change in fair value of finance receivables	(45,425)	(57,302)	(149,546)	(164,463)
Provision for credit losses on finance receivables	(3)	(195)	(34)	(4,131)
Net revenue	91,165	75,668	240,660	207,431
Expenses:
Salaries and employee benefits	13,803	14,761	46,028	45,407
Direct marketing costs	13,570	14,075	35,890	38,003
Interest expense and amortized debt issuance costs	11,285	12,077	33,679	34,679
Professional fees	5,714	5,067	15,993	13,984
Technology costs	3,041	3,141	9,062	9,587
Depreciation and amortization	2,280	3,119	7,495	9,827
Payment processing fees	1,725	2,989	5,487	7,762
Occupancy	1,005	1,108	2,989	3,322
Exit costs	61	—	2,946	—
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	—	—	—	(2,983)
General, administrative and other	3,589	3,750	11,228	10,198
Total expenses	56,073	60,087	170,797	169,786
Income from operations	35,092	15,581	69,863	37,645
Other (expense) income:
Change in fair value of warrant liabilities	(1,445)	334	2,750	838
Income from equity method investment	627	—	627	—
Other income	80	80	239	352
Income before income taxes	34,354	15,995	73,479	38,835
Income tax expense	2,297	463	3,615	1,297
Net income	32,057	15,532	69,864	37,538
Net income attributable to noncontrolling interest	27,793	13,363	56,997	32,976
Net income attributable to OppFi Inc.	$4,264	$2,169	$12,867	$4,562

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.21	$0.13	$0.65	$0.29
Diluted	$0.21	$0.13	$0.65	$0.29
Weighted average common shares outstanding:
Basic	20,248,004	16,772,275	19,711,752	15,820,262
Diluted	20,248,004	17,057,778	20,460,396	16,046,831

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity
Balance, June 30, 2024	19,600,819	$2	91,286,966	$9	$80,951	$(57,341)	$(4,993)	$183,061	$201,689
Exchange of Class V shares	1,028,860	—	(1,028,860)	—	9,538	2,439	—	(11,977)	—
Issuance of common stock under equity incentive plan	224,564	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	60,971	—	—	—	175	—	—	—	175
Issuance of Class V shares related to equity investment	—	—	734,851	—	2,836	—	—	—	2,836
Forfeiture of Class V shares related to forfeiture of earnout units	—	—	(25,500,000)	(2)	2	—	—	—	—
Stock-based compensation	—	—	—	—	1,086	—	—	—	1,086
Tax withholding on vesting of restricted stock units	(67,870)	—	—	—	(263)	—	—	—	(263)
Purchase of treasury stock	(264,995)	—	—	—	—	—	(1,018)	—	(1,018)
Member distributions	—	—	—	—	—	—	—	(13,459)	(13,459)
Tax receivable agreement	—	—	—	—	(163)	—	—	—	(163)
Deferred tax asset	—	—	—	—	(2,634)	—	—	—	(2,634)
Net income	—	—	—	—	—	4,264	—	27,793	32,057
Balance, September 30, 2024	20,582,349	$2	65,492,957	$7	$91,528	$(50,638)	$(6,011)	$185,418	$220,306

Balance, June 30, 2023	16,280,397	$2	94,037,840	$9	$70,889	$(60,993)	$(2,460)	$169,543	$176,990
Exchange of Class V shares	857,104	—	(857,104)	—	1,453	303	—	(1,756)	—
Issuance of common stock under equity incentive plan	311,125	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	99,503	—	—	—	171	—	—	—	171
Stock-based compensation	—	—	—	—	1,086	—	—	—	1,086
Tax withholding on vesting of restricted stock units	(136,287)	—	—	—	(280)	—	—	—	(280)
Member distributions	—	—	—	—	—	—	—	(2,730)	(2,730)
Tax receivable agreement	—	—	—	—	(21)	—	—	—	(21)
Deferred tax asset	—	—	—	—	(915)	—	—	—	(915)
Net income	—	—	—	—	—	2,169	—	13,363	15,532
Balance, September 30, 2023	17,411,842	$2	93,180,736	$9	$72,383	$(58,521)	$(2,460)	$178,420	$189,833

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited) - Continued
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity
Balance, December 31, 2023	18,850,860	$2	91,898,193	$9	$76,480	$(63,591)	$(2,460)	$183,589	$194,029
Exchange of Class V shares	1,640,087	—	(1,640,087)	—	10,658	2,460	—	(13,118)	—
Issuance of common stock under equity incentive plan	1,294,128	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	127,043	—	—	—	294	—	—	—	294
Issuance of Class V shares related to equity investment	—	—	734,851	—	2,836	—	—	—	2,836
Forfeiture of Class V shares related to forfeiture of earnout units	—	—	(25,500,000)	(2)	2	—	—	—	—
Stock-based compensation	—	—	—	—	4,182	—	—	—	4,182
Tax withholding on vesting of restricted stock units	(295,059)	—	—	—	(1,004)	—	—	—	(1,004)
Purchase of treasury stock	(1,034,710)	—	—	—	—	—	(3,551)	—	(3,551)
Common stock dividend ($0.12 per share)	—	—	—	—	—	(2,374)	—	—	(2,374)
Member distributions	—	—	—	—	—	—	—	(42,050)	(42,050)
Tax receivable agreement	—	—	—	—	(33)	—	—	—	(33)
Deferred tax asset	—	—	—	—	(1,887)	—	—	—	(1,887)
Net income	—	—	—	—	—	12,867	—	56,997	69,864
Balance, September 30, 2024	20,582,349	$2	65,492,957	$7	$91,528	$(50,638)	$(6,011)	$185,418	$220,306

Balance, December 31, 2022	14,760,566	$2	94,937,285	$9	$65,501	$(63,546)	$(2,460)	$159,644	$159,150
Exchange of Class V shares	1,756,549	—	(1,756,549)	—	3,497	463	—	(3,960)	—
Issuance of common stock under equity incentive plan	841,392	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	189,622	—	—	—	328	—	—	—	328
Stock-based compensation	—	—	—	—	3,070	—	—	—	3,070
Tax withholding on vesting of restricted stock units	(136,287)	—	—	—	(280)	—	—	—	(280)
Member distributions	—	—	—	—	—	—	—	(10,240)	(10,240)
Tax receivable agreement	—	—	—	—	938	—	—	—	938
Deferred tax asset	—	—	—	—	(671)	—	—	—	(671)
Net income	—	—	—	—	—	4,562	—	32,976	37,538
Balance, September 30, 2023	17,411,842	$2	93,180,736	$9	$72,383	$(58,521)	$(2,460)	$178,420	$189,833

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$69,864	$37,538
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	149,546	164,463
Provision for credit losses on finance receivables	34	4,131
Depreciation and amortization	7,495	9,827
Debt issuance cost amortization	1,759	1,872
Stock-based compensation expense	4,182	3,070
Loss on disposition of equipment	5	1
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	—	(2,983)
Deferred income taxes	1,638	248
Tax receivable agreement liability adjustment	52	—
Change in fair value of warrant liabilities	(2,750)	(838)
Gain on forgiveness of debt	—	(113)
Income from equity method investment	(627)	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(1,544)	(600)
Settlement receivable	(3,208)	(902)
Operating lease, net	(114)	(54)
Other assets	(968)	1,398
Accounts payable	206	(2,769)
Accrued expenses	3,729	(701)
Net cash provided by operating activities	229,299	213,588
Cash flows from investing activities:
Finance receivables originated and acquired	(538,447)	(540,313)
Finance receivables repayments	392,376	367,217
Purchases of equipment and capitalized technology	(8,607)	(6,887)
Acquisition of equity method investment	(15,929)	—
Net cash used in investing activities	(170,607)	(179,983)
Cash flows from financing activities:
Member distributions	(42,050)	(10,240)
Payments of secured borrowing payable	—	(643)
Net advance (payments) of senior debt - revolving lines of credit	2,554	(2,907)
Payment of senior debt - term loan	(10,000)	—
Payments of note payable	(1,449)	(1,857)
Payments for debt issuance costs	(822)	(1,649)
Proceeds from employee stock purchase plan	294	328
Payments of tax withholding on vesting of restricted stock units	(1,004)	(280)
Purchase of treasury stock	(3,551)	—
Dividend paid on common stock	(2,374)	—
Net cash used in financing activities	(58,402)	(17,248)
Net increase in cash and restricted cash	290	16,357

Cash and restricted cash
Beginning	73,943	49,670
Ending	$74,233	$66,027

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$32,185	$32,276
Income taxes paid	$461	$73

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) - Continued
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Non-cash investing and financing activities:
Adjustments to additional paid-in capital as a result of tax receivable agreement	$(33)	$938
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$(1,887)	$(671)
Issuance of Class V shares related to equity investment	$2,836	$—
Accrued transaction costs associated with equity investment, not yet paid	$37	$—
Forfeitures of Class V shares related to forfeiture of earnout units	$2	$—
Operating lease right of use asset recognized	$—	$159
Operating lease liability recognized	$—	$159
Reclassification of finance receivables held for sale to held for investment	$—	$2,637
Prepaid insurance financed with promissory notes	$—	$2,414

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

Following the Closing, the Company is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of September 30, 2024 and December 31, 2023, OppFi owned approximately 23.9% and 17.0% of the OppFi Units, respectively, and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

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

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2023 included in the 2023 Annual Report. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2024.

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

The accompanying unaudited consolidated financial statements include the accounts of Opportunity Financial SMB, LLC (“OppFi-SMB”), a wholly-owned indirect subsidiary of OppFi-LLC.

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

The judgements, assumptions, and estimates used by management are based on historical experience, management’s experience and qualitative factors. The areas subject to significant estimation techniques are the determination of fair value of installment finance receivables and warrants, valuation allowance of deferred tax assets, stock-based compensation expense, income tax provision and equity method investment. For the aforementioned estimates, it is reasonably possible the recorded amounts or related disclosures could significantly change in the near future as new information is available.

Accounting policies: There have been no changes to the Company's significant accounting policies from those described in Part II, Item 8 - Financial Statements and Supplementary Data in the 2023 Annual Report.

Participation rights purchase obligations: OppFi-LLC has entered into bank partnership arrangements with certain banks insured by the FDIC. As part of these bank partnership arrangements, the banks have the ability to retain a percentage of the finance receivables they have originated, and OppFi-LLC’s participation rights are reduced by the percentage of the finance receivables retained by the banks. For the nine months ended September 30, 2024 and 2023, finance receivables originated through the bank partnership arrangements totaled 100% and 96%, respectively. As of September 30, 2024 and December 31, 2023, the unpaid principal balance of finance receivables outstanding for purchase was $16.7 million and $14.5 million, respectively.

Equity method investment: The Company accounts for its equity method investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 323, Investments - Equity Method and Joint Ventures, for equity investment in a company over which the Company has significant influence but does not own a controlling financial interest. Under the equity method of accounting, the initial investment, including transaction costs, is recorded at cost and the investment is subsequently adjusted for its proportionate share of the investee’s earnings or losses and amortization of basis differences. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are amortized into losses from equity method investments over the useful lives of the underlying assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment.

On July 31, 2024 (the “Acquisition Date”), OppFi-SMB acquired a 35% equity interest in Bitty Holdings, LLC (“Bitty”) for (i) a cash payment of $15.2 million and (ii) 734,851 OppFi Units, valued at approximately $2.8 million as of the Acquisition Date. The Company also incurred transaction costs of approximately $0.7 million. OppFi-SMB also holds call options issued by Bitty, which entitle OppFi-SMB to purchase additional equity interests of 30% and 35% of Bitty within a specific time period from the date that is three and six years from the Acquisition Date, respectively, at six times the trailing twelve months post-tax earnings of Bitty as of June 30, 2027 and June 30, 2030, respectively. The Company determined that it does not have a controlling financial interest in Bitty but does exercise significant influence and therefore, the investment is accounted for under the equity method. For the three months ended September 30, 2024, the Company’s proportionate share of Bitty’s earnings, net of tax, was $0.6 million and is included in income from equity method investment on the consolidated statements of operations. The basis difference between the Company’s carrying value and proportionate share of Bitty’s book value is primarily related to consideration paid in excess of the Company’s proportionate share of Bitty’s book value on the Acquisition Date.

Capitalized technology: The Company capitalized software costs associated with application development totaling $3.4 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively, and $7.8 million and $6.7 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense, which is included in depreciation and amortization on the consolidated statements of operations, totaled $2.1 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively, and $7.0 million and $9.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 76.1% and 83.0% of the economic ownership percentage of OppFi-LLC as of September 30, 2024 and December 31, 2023, respectively. In accordance with the provisions of FASB ASC 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the consolidated statements of operations.

Costs associated with exit activities: Costs associated with exit activities include contract termination costs and other costs associated with exit activities. In January 2024, the Company completed the previously disclosed wind down and exited its OppFi Card product. In accordance with the provisions of FASB ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability for $2.9 million for costs related to contracts associated with its OppFi Card product that will continue to be incurred under these contracts for their remaining term without economic benefit to the Company. The Company recorded

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

these costs in exit costs on the consolidated statements of operations. As of September 30, 2024, the Company’s remaining liability totaled $2.2 million, which is included in accrued expenses on the consolidated balance sheets.

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

Accounting pronouncements issued and not yet adopted: In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The purpose of ASU 2021-01 is to expand guidance on contract modifications and hedge accounting. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The purpose of ASU 2022-06 is to defer the effective date of the provisions of ASU 2020-04 from December 31, 2022 to December 31, 2024. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended September 30, 2024. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 3. Finance Receivables

Finance receivables at fair value: The components of installment finance receivables at fair value as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Unpaid principal balance of finance receivables - accrual	$384,331	$384,587
Unpaid principal balance of finance receivables - non-accrual	29,384	31,876
Unpaid principal balance of finance receivables	$413,715	$416,463

Finance receivables at fair value - accrual	$440,822	$444,120
Finance receivables at fair value - non-accrual	1,024	1,135
Finance receivables at fair value, excluding accrued interest and fees receivable	441,846	445,255
Accrued interest and fees receivable	19,611	18,065
Finance receivables at fair value	$461,457	$463,320

Difference between unpaid principal balance and fair value	$28,131	$28,792

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finance receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of September 30, 2024 and December 31, 2023, the aggregate unpaid principal balance of installment finance receivables 90 days or more past due on a contractual basis was $13.4 million and $15.2 million, respectively. As of September 30, 2024 and December 31, 2023, the fair value of installment finance receivables 90 days or more past due on a contractual basis was $0.5 million and $0.5 million, respectively.

Changes in the fair value of installment finance receivables at fair value for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at the beginning of the period	$430,482	$446,956	$463,320	$457,296
Originations	201,547	192,906	538,416	539,152
Repayments	(128,092)	(118,411)	(392,279)	(366,126)
Accrued interest and fees receivable	2,945	2,316	1,546	606
Charge-offs, net(1)	(46,826)	(56,315)	(148,885)	(159,273)
Net change in fair value(1)	1,401	(987)	(661)	(5,190)
Balance at the end of the period	$461,457	$466,465	$461,457	$466,465

(1) Included in “Change in fair value of finance receivables” in the consolidated statements of operations.

The estimated amount of losses included in earnings attributable to changes in instrument-specific credit risk was $2.9 million and $5.9 million for the three months ended September 30, 2024 and 2023, respectively, and was $11.3 million and $24.7 million for the nine months ended September 30, 2024 and 2023, respectively. The credit risk component was driven by the credit loss assumption applied in the discounted cash flow model, particularly the default rate. This assumption was primarily developed based on historical data of the installment loan portfolio.

Finance receivables at amortized cost, net: The components of finance receivables at amortized cost as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Finance receivables	$10	$454
Accrued interest and fees receivable	—	2
Allowance for credit losses	(2)	(346)
Finance receivables at amortized cost, net	$8	$110

In January 2024, the Company completed the wind down and exited its OppFi Card revolving charge account product; as a result, the Company charged-off its remaining OppFi Card finance receivables. As of September 30, 2024, the Company’s finance receivables measured at amortized cost were comprised solely of the SalaryTap finance receivables.

Changes in the allowance for credit losses on finance receivables at amortized cost for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$3	$2,411	$346	$96
Provisions for credit losses on finance receivables	3	195	34	4,131
Finance receivables charged off	(4)	(535)	(378)	(2,159)
Recoveries of charge offs	—	12	—	15
Ending balance	$2	$2,083	$2	$2,083

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following is an assessment of the credit quality of finance receivables measured at amortized cost and presents the recency and contractual delinquency by year of origination as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
Origination year	2024	2023	2022	2021	Total
Recency delinquency
Current	$—	$—	$2	$6	$8
Delinquency
30-59 days	—	—	—	2	2
60-89 days	—	—	—	—	—
90+ days	—	—	—	—	—
Total delinquency	—	—	—	2	2
Finance receivables	$—	$—	$2	$8	$10

Contractual delinquency
Current	$—	$—	$—	$—	$—
Delinquency
30-59 days	—	—	—	—	—
60-89 days	—	—	—	2	2
90+ days	—	—	2	6	8
Total delinquency	—	—	2	8	10
Finance receivables	$—	$—	$2	$8	$10

	December 31, 2023
Origination year	2023	2022	2021	Revolving charge accounts	Total
Recency delinquency
Current	$—	$35	$73	$244	$352
Delinquency
30-59 days	—	3	1	16	20
60-89 days	—	1	11	9	21
90+ days	—	—	—	61	61
Total delinquency	—	4	12	86	102
Finance receivables	$—	$39	$85	$330	$454

Contractual delinquency
Current	$—	$32	$46	$244	$322
Delinquency
30-59 days	—	3	8	16	27
60-89 days	—	2	9	9	20
90+ days	—	2	22	61	85
Total delinquency	—	7	39	86	132
Finance receivables	$—	$39	$85	$330	$454

In accordance with the Company’s income recognition policy, finance receivables at amortized cost in non-accrual status as of September 30, 2024 and December 31, 2023 were $8 thousand and $30 thousand, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 4. Property, Equipment and Software, Net

Property, equipment and software consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Capitalized technology	$63,212	$55,405
Furniture, fixtures and equipment	4,333	3,964
Leasehold improvements	979	979
Total property, equipment and software	68,524	60,348
Less accumulated depreciation and amortization	(57,125)	(50,056)
Property, equipment and software, net	$11,399	$10,292

Depreciation and amortization expense was $2.3 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively, and was $7.5 million and $9.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrual for services rendered and goods purchased	$7,699	$6,899
Accrued payroll and benefits	6,464	8,900
Accrued interest	2,529	2,794
Accrued exit costs	2,245	—
Other	6,798	3,413
Total	$25,735	$22,006

Note 6. Leases

The components of total lease cost for three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$559	$599	$1,741	$1,761
Variable lease expense	399	495	1,168	1,488
Short-term lease cost	40	7	58	50
Sublease income	(80)	(80)	(239)	(239)
Total lease cost	$918	$1,021	$2,728	$3,060

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Supplemental cash flow information related to the leases for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$403	$621	$1,657	$1,816

The weighted average remaining lease term and discount rate as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023
Weighted average remaining lease term (in years)	6.0	6.7
Weighted average discount rate	5%	5%
Future minimum lease payments as of September 30, 2024 were as follows (in thousands):

Year	Amount
Remaining of 2024	$614
2025	2,482
2026	2,557
2027	2,633
2028	2,712
2029	2,794
Thereafter	2,144
Total lease payments	15,936
Less: imputed interest	(2,195)
Operating lease liabilities	$13,741

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Borrowing

The following is a summary of the Company’s outstanding borrowings as of September 30, 2024 and December 31, 2023, including borrowing capacity as of September 30, 2024 (in thousands):

Purpose	Borrower	Borrowing Capacity	September 30, 2024	December 31, 2023	Interest Rate as of September 30, 2024					Maturity Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$125,000	$84,500	$103,400	SOFR	plus	6.75%			June 2026
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	125,000	62,500	37,500	SOFR	plus	7.50%			July 2027
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	85,871	93,871	SOFR	plus	7.50%			December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	52,896	48,442	SOFR	plus	7.45%			October 2026
Total revolving lines of credit		475,000	285,767	283,213

Term loan, net	OppFi-LLC	50,000	39,783	49,454	SOFR	plus	0.11%	plus	10%	September 2025
Total senior debt, net		$525,000	$325,550	$332,667

Note payable
Financed insurance premium	OppFi-LLC	$—	$—	$1,449			9.70%			June 2024	(1)
(1) Maturity date as of 12/31/2023 and for the subsequent period until the borrowing was paid in full in June 2024.

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

Term loan, net

On May 30, 2024, the Company entered into an amendment (the “Eleventh Amendment”) to its senior secured multi-draw term loan agreement (the “Loan Agreement”). The Eleventh Amendment, among other things, replaced the use of the synthetic LIBOR rates with Term Secured Overnight Financing Rate as the benchmark interest rate and amended the optional prepayments provision to allow the Company to voluntarily prepay in part, in minimum amounts of $10.0 million and increments of $10.0 million thereof.

On September 13, 2024, the Company entered into an amendment (the “Twelfth Amendment”) to the Loan Agreement. The Twelfth Amendment, among other things, extended the maturity date from March 30, 2025 to September 30, 2025 and amended the repayment provision to require OppFi-LLC to repay outstanding principal in installment amounts of $20.0 million on the last day of the fiscal quarter ending on March 31, 2025 and $10.0 million on the last day of each subsequent fiscal quarter.

Certain of the Company’s foregoing credit facilities that consist of term loan and revolving loan facilities are subject to provisions that provide for a cross-default in the event certain covenants under the relevant agreements are breached.

Total interest expense related to the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $10.7 million and $11.4 million for the three months ended September 30, 2024 and 2023, respectively, and was $31.9 million and $32.7 million for the nine months ended September 30, 2024 and 2023, respectively. Additionally, the Company has capitalized $14.8 million in debt issuance costs in connection with the Company’s senior debt as of September 30, 2024. Amortized debt issuance costs associated with the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, were $0.6

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and were $1.8 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, unamortized debt issuance costs associated with the Company’s senior debt totaled $3.4 million and $4.3 million, respectively, of which $3.2 million and $3.8 million related to the revolving lines of credit, respectively, and $0.2 million and $0.5 million related to the term loan, respectively.

Note payable: As of September 30, 2024, the borrowing under this note payable was paid in full. Total interest expense related to notes payable, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $13 thousand and $26 thousand for the three months ended September 30, 2024 and 2023, respectively, and was $65 thousand and $77 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Secured borrowing payable: On February 16, 2023, the borrowings under the Company’s previous secured borrowing payable, with Opportunity Funding SPE II, LLC as borrower, were paid in full, of which borrowings totaling $0.1 million were forgiven. Subsequent to repayment, OppFi-LLC terminated the preferred return agreement. No interest expense was recognized related to secured borrowings for the three and nine months ended September 30, 2024. No interest expense was recognized related to secured borrowings for the three months ended September 30, 2023. Interest expense related to this facility was $10 thousand for the nine months ended September 30, 2023. For the three and nine months ended September 30, 2024 and 2023, there were no amortized debt issuance costs related to the secured borrowing payable.

As of September 30, 2024, required payments for all borrowings, excluding revolving lines of credit, for each of the next five years were as follows (in thousands):

Year	Amount
Remainder of 2024	$—
2025	40,000
2026	—
2027	—
2028	—
2029	—
Total	$40,000

Note 8. Warrant Liabilities

As of September 30, 2024 and December 31, 2023, there were 11,887,500 Public Warrants and 3,451,937 Private Placement Warrants outstanding. As of September 30, 2024 and December 31, 2023, the Company recorded warrant liabilities of $4.1 million and $6.9 million, respectively, in the consolidated balance sheets. The change in fair value of the Public Warrants and Private Placement Warrants was increased by $0.9 million and $0.5 million, respectively, for the three months ended September 30, 2024 and was decreased by $2.2 million and $0.6 million, respectively, for nine months ended September 30, 2024. The change in fair value of the Public Warrants and Private Placement Warrants was decreased by $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2023 and was decreased by $0.6 million and $0.2 million, respectively, for nine months ended September 30, 2023.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

During the three months ended September 30, 2024, OppFi repurchased 264,995 shares of Class A Common Stock, which were held as treasury stock as of September 30, 2024, for an aggregate purchase price of $1.0 million at an average purchase price per share of $3.82. During the nine months ended September 30, 2024, the Company repurchased 1,034,710 shares of Class A Common Stock, which were held as treasury stock as of September 30, 2024, for an aggregate purchase price of $3.6 million at an average purchase price per share of $3.41. As of September 30, 2024, $16.4 million of the repurchase authorization under the Repurchase Program remained available.

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

Earnout Units: On July 21, 2024, the Company determined that the 25,500,000 earnout Class A common units (the “Earnout Units”) of OppFi-LLC issued pursuant to the Business Combination Agreement, were not earned pursuant to the earnout provisions of the Business Combination Agreement on or prior to the three (3) year anniversary of the closing date of the Business Combination. Accordingly, on such date the Earnout Units were forfeited, for no consideration, by the holders thereof to OppFi-LLC and the 25,500,000 shares of Class V Voting Stock associated with the Earnout Units were forfeited, for no consideration, by OFS to the Company.

Class V Voting Stock: In connection with the acquisition of the equity interest in Bitty, the Company also issued 734,851 shares of Class V Voting Stock to OFS, which number of shares of Class V Voting Stock was equal to the number of OppFi Units issued to Blaze Capital Funding 5, LLC, a Wyoming limited liability company, as the seller of the Bitty equity interests.

Note 10. Stock-Based Compensation

On July 20, 2021, the Company established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of September 30, 2024, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan (including from outstanding awards) was 22,794,973 shares. As of September 30, 2024, the Company had only granted awards in the form of options, restricted stock units, and performance stock units.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Stock options: A summary of the Company’s stock option activity for the nine months ended September 30, 2024 is as follows:

(in thousands, except share and per share data)	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,842,192	$13.65	7.6	$450
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of September 30, 2024	1,842,192	$13.65	6.8	$355
Vested and exercisable as of September 30, 2024	1,561,231	$14.18	6.8	$200

The Company recognized stock-based compensation expense related to stock options of $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 the Company had unrecognized stock-based compensation of $0.5 million related to unvested stock options that is expected to be recognized over an estimated weighted-average period of approximately 1.0 years.

Restricted stock units: A summary of the Company’s restricted stock units (“RSUs”) activity for the nine months ended September 30, 2024 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	1,768,811	$3.45
Granted	2,065,491	2.76
Vested	(1,386,628)	2.92
Forfeited	(471,327)	3.34
Unvested as of September 30, 2024	1,976,347	$3.12

The Company recognized stock-based compensation related to RSUs of $0.9 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $3.6 million and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, total unrecognized compensation expense related to RSUs was $5.8 million, which will be recognized over a weighted-average vesting period of approximately 2.7 years.

Performance stock units: A summary of the Company’s performance stock units (“PSUs”) activity for the nine months ended September 30, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	127,835	$3.42
Granted	—	—
Vested	(39,009)	3.49
Forfeited	—	—
Unvested as of September 30, 2024	88,826	$3.39

The Company recognized stock-based compensation related to PSUs of $26 thousand and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $93 thousand and $0.1 million for the nine months ended September 30,

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

2024 and 2023, respectively. As of September 30, 2024, total unrecognized compensation expense related to PSUs was $0.1 million, which will be recognized over a weighted-average vesting period of approximately 1.5 years.

Employee Stock Purchase Plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of September 30, 2024, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP was 1,672,427 and may consist of authorized but unissued or reacquired shares of Class A Common Stock.

As of September 30, 2024 and December 31, 2023, there were 361,292 and 234,249 shares of the Company’s Class A Common Stock purchased under the ESPP, respectively. As of September 30, 2024 and December 31, 2023, ESPP employee payroll contributions of $0.1 million and $0.1 million, respectively, are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of September 30, 2024 will be used to purchase shares at the end of the ESPP offering period ending on December 31, 2024. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. The Company recognized ESPP compensation expense of $18 thousand and $23 thousand for the three months ended September 30, 2024 and 2023, respectively, and $64 thousand and $68 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Note 11. Income Taxes

For the three months ended September 30, 2024, OppFi recorded an income tax expense of $2.3 million and reported consolidated income before income taxes of $34.4 million, resulting in a 6.7% effective income tax rate. For the three months ended September 30, 2023, OppFi recorded an income tax expense of $0.5 million and reported consolidated income before income taxes of $16.0 million, resulting in a 2.8% effective income tax rate. For the nine months ended September 30, 2024, OppFi recorded an income tax expense of $3.6 million and reported consolidated income before income taxes of $73.5 million, resulting in a 4.9% effective tax rate. For the nine months ended September 30, 2023, OppFi recorded an income tax expense of $1.3 million and reported consolidated income before income taxes of $38.8 million, resulting in a 3.3% effective income tax rate.

OppFi’s effective income tax rates for the three and nine months ended September 30, 2024 and 2023, differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, warrant liability, and discrete tax items. The warrant liability is recorded by OppFi and is a fair market value adjustment of the warrant liability and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate. For the three months ended September 30, 2024, one discrete item was recorded of $0.1 million related to stock compensation, which in total decreased the effective tax rate by 0.3%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended September 30, 2024 would have been 7.0%. For the three months ended September 30, 2023, one discrete item was recorded consisting of a $45 thousand benefit related to stock compensation, which in total decreased the effective tax rate by 0.3%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended September 30, 2023 would have been 3.1%. For the nine months ended September 30, 2024, two discrete items were recorded consisting of $17 thousand expense related to a prior period adjustment based on FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and $0.3 million benefit related to stock compensation, which in total decreased the effective tax rate by 0.4%. Excluding the aforementioned discrete items, the effective tax rate for the nine months ended September 30, 2024, would have been 5.3%. For the nine months ended September 30, 2023, two discrete items were recorded consisting of a $7 thousand expense related to a prior period state tax adjustment during the three months ended March 31, 2023, and a $48 thousand benefit related to stock compensation, which in total decreased the effective tax rate by 0.1%. Excluding the aforementioned discrete items, the effective tax rate for the nine months ended September 30, 2023, would have been 3.4%.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of September 30, 2024 and 2023, OppFi owned 23.9% and 15.7%, respectively, of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

As of September 30, 2024 and December 31, 2023, OppFi recorded an unrecognized tax benefit of $55 thousand and $38 thousand, respectively, related to research and development credits allocated from OppFi-LLC. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for the payment of interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 12. Fair Value Measurements

Fair value on a nonrecurring basis: The Company has no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

		Fair Value Measurements
	September 30, 2024	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$441,846	$—	$—	$441,846

Financial liabilities:
Warrant liability - Public Warrants (2)	2,497	2,497	—	—
Warrant liability - Private Placement Warrants (3)	1,617	—	—	1,617

		Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$445,255	$—	$—	$445,255

Financial liabilities:
Warrant liability - Public Warrants (2)	4,636	4,636	—	—
Warrant liability - Private Placement Warrants (3)	2,228	—	—	2,228

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

During the three and nine months ended September 30, 2024 and 2023, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

The following table presents quantitative information about the significant unobservable inputs used for the Company’s installment finance receivables fair value measurements as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Interest rate on finance receivables	157.72%	156.15%
Discount rate	24.78%	26.34%
Servicing cost*	3.00%	2.96%
Remaining life	0.62 years	0.60 years
Default rate*	27.46%	25.63%
Accrued interest*	4.74%	4.34%
Prepayment rate*	20.68%	20.90%

*Stated as a percentage of finance receivables

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the significant assumptions used for the Company’s Private Placement Warrants as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	3.69%	3.63%	4.07%	3.84%
Expected term (years)	1.8 years	6.8 years	2.6 years	7.6 years
Expected volatility	48.30%	48.30%	44.10%	44.10%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$0.22	$1.16	$0.41	$1.30

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2023	$1,041	$1,187	$2,228
Change in fair value	(838)	(648)	(1,486)
Fair value as of March 31, 2024	203	539	742
Change in fair value	127	255	382
Fair value as of June 30, 2024	330	794	1,124
Change in fair value	229	264	493
Fair value as of September 30, 2024	$559	$1,058	$1,617

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of September 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements
	September 30, 2024	Level 1	Level 2	Level 3
Assets:
Cash	$44,838	$44,838	$—	$—
Restricted cash	29,395	29,395	—	—
Accrued interest and fees receivable	19,611	19,611	—	—
Finance receivables at amortized cost, net	8	—	—	8
Settlement receivable	5,112	5,112	—	—

Liabilities:
Senior debt, net	325,550	—	—	325,550

		Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash	$31,791	$31,791	$—	$—
Restricted cash	42,152	42,152	—	—
Accrued interest and fees receivable	18,065	18,065	—	—
Finance receivables at amortized cost, net	110	—	—	110
Settlement receivable	1,904	1,904	—	—

Liabilities:
Senior debt, net	332,667	—	—	332,667
Notes payable	1,449	—	—	1,449

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

On March 7, 2022, the Company filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division (“Court”). The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. On April 8, 2022, the Defendant filed a cross-complaint against the Company attempting to enforce the CFL against the Company and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against the Company. On October 17, 2022, the Company filed a cross-complaint against the Defendant seeking declaratory relief for issuing an underground regulation to determine the “true lender” under the CFL without complying with California’s Administrative Procedures Act. On January 30, 2023, the Defendant filed a motion for a preliminary injunction seeking to enjoin the Company from providing services to FinWise in connection with loans made to California consumers to the extent that such loans are in excess of California’s interest rate caps. On September 26, 2023, the Court sustained the Defendant’s demurrer to the Company’s cross-complaint with leave to amend. On October 26, 2023, the Company filed its amended cross-complaint. On October 30, 2023, the Defendant’s motion for preliminary injunction was denied. On November 27, 2023, the Defendant filed her answer to the Company’s cross-complaint. The Company intends to continue to aggressively prosecute the claims set forth in the Complaint and vigorously defend itself and its position as the matter proceeds through the court process. The Company believes that the Defendant’s position is without merit as explained in the Complaint.

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

Note 14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of September 30, 2024, consumers living primarily in Texas, Florida and Virginia made up approximately 14%, 12% and 11%, respectively, of the Company’s portfolio of finance receivables. As of September 30, 2024, there were no other states that made up more than 10% or more of the Company’s portfolio of finance receivables. As of

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

December 31, 2023, consumers living primarily in Texas, Florida and Virginia made up approximately 16%, 12%, and 11%, respectively, of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 15. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) and others, as defined in the plan document, who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $0.4 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 16. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to OppFi Inc.	$4,264	$2,169	$12,867	$4,562
Net income available to Class A common stockholders - Basic	4,264	2,169	12,867	4,562
Net income attributable to noncontrolling interest	—	35	494	68
Income tax expense	—	(8)	(116)	(16)
Net income available to Class A common stockholders - Diluted	$4,264	$2,196	$13,245	$4,614
Denominator:
Weighted-average Class A common stock outstanding - Basic	20,248,004	16,772,275	19,711,752	15,820,262
Effect of dilutive securities:
Stock options	—	—	2,920	—
Restricted stock units	—	235,514	672,399	198,698
Performance stock units	—	49,989	73,325	27,871
Warrants	—	—	—	—
Employee stock purchase plan	—	—	—	—
Retained OppFi Units, excluding Earnout Units	—	—	—	—
Dilutive potential common shares	—	285,503	748,644	226,569
Weighted-average units outstanding - diluted	20,248,004	17,057,778	20,460,396	16,046,831
Earnings per share:
Basic	$0.21	$0.13	$0.65	$0.29
Diluted	$0.21	$0.13	$0.65	$0.29

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Public Warrants	11,887,500	11,887,500	11,887,500	11,887,500
Private Unit Warrants	231,250	231,250	231,250	231,250
$11.50 Exercise Price Warrants	2,248,750	2,248,750	2,248,750	2,248,750
$15 Exercise Price Warrants	912,500	912,500	912,500	912,500
Underwriter Warrants	59,437	59,437	59,437	59,437
Stock Options	1,842,192	1,889,754	1,842,192	1,949,233
Restricted stock units	2,151,880	1,874,078	2,092,188	2,071,183
Performance stock units	89,559	143,897	102,561	201,845
Noncontrolling interest - Earnout Units (1)	—	25,500,000	—	25,500,000
Noncontrolling interest - OppFi Units	65,664,358	68,230,327	65,908,534	68,779,582
Potential common stock	85,087,426	112,977,493	85,284,912	113,841,280

(1) Earnout Units were not earned pursuant to the earnout provisions of the Business Combination Agreement on or prior to July 21, 2024, the three (3) year anniversary of the closing date of the Company’s business combination. Accordingly, on such date the Earnout Units were forfeited.

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

OppFi works with banks to facilitate short-term credit options for everyday Americans who lack access to mainstream financial products. OppFi’s specialty finance platform focuses on helping these consumers rebuild their financial health. Customers on OppFi’s platform benefit from a highly automated, transparent, efficient, and fully digital experience. The banks that work with OppFi benefit from its turn-key, outsourced marketing, data science, and proprietary technology to digitally acquire, underwrite, and service these consumers.

OppFi’s primary products are offered by its OppLoans platform. Customers on this platform are U.S. consumers who are employed, have bank accounts, and generally earn median wages. The average installment loan facilitated by OppFi is approximately $1,500, payable in installments and with an average contractual term of 11 months. Neither SalaryTap nor OppFi Card contributed meaningfully to OppFi’s results during the three and nine months ended September 30, 2024.

OppFi also holds 35% of the outstanding equity securities of Bitty Holdings, LLC (“Bitty”), a credit access company that offers revenue-based financing and other working capital solutions to small businesses.

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

HIGHLIGHTS

Our financial results as of and for the three months ended September 30, 2024 are summarized below:
•Basic and diluted earnings per share (“EPS”) of $0.21 and $0.21, respectively, for the three months ended September 30, 2024;
•Adjusted earnings per share (“Adjusted EPS”)(1) of $0.33 for the three months ended September 30, 2024, an increase of $0.18 from $0.16 for the three months ended September 30, 2023;
•Net originations increased 11.8% to $218.8 million from $195.7 million for the three months ended September 30, 2024 and 2023, respectively;
•Ending receivables decreased 0.5% to $413.7 million from $415.9 million as of September 30, 2024 and 2023, respectively;
•Total revenue increased 2.6% to $136.6 million from $133.2 million for the three months ended September 30, 2024 and 2023, respectively;

•Net income of $32.1 million for the three months ended September 30, 2024, an increase of $16.5 million from $15.5 million for the three months ended September 30, 2023; and
•Adjusted net income (“Adjusted Net Income”)(1) of $28.8 million for the three months ended September 30, 2024, an increase of $15.5 million from $13.3 million for the three months ended September 30, 2023.

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

Share Repurchase Program

On April 4, 2024, the Board authorized a new share repurchase program to repurchase up to $20.0 million in the aggregate of shares of our Class A Common Stock. This new share repurchase program will expire in April 2027. During the three months ended September 30, 2024, OppFi repurchased 264,995 shares of Class A Common Stock, which were held as treasury stock as of September 30, 2024, for an aggregate purchase price of $1.0 million at an average purchase price per share of $3.82. During the nine months ended September 30, 2024, the Company repurchased 1,034,710 shares of Class A Common Stock, which were held as treasury stock as of September 30, 2024, for an aggregate purchase price of $3.6 million at an average purchase price per share of $3.41. As of September 30, 2024, $16.4 million of the repurchase authorization under the Repurchase Program remained available.

Bitty Purchase Agreement

On July 31, 2024, we entered into a Securities Purchase Agreement, dated as of July 31, 2024 (the “Securities Purchase Agreement”), to acquire 35% of the outstanding equity securities of Bitty, a credit access company that offers revenue-based financing and other working capital solutions. The acquisition closed on July 31,2024 (the “Acquisition Date”). The aggregate consideration paid in connection with the acquisition consisted of (i) a cash payment of approximately $15.3 million and (ii) 734,851 OppFi Units, valued at approximately $2.7 million.

Pursuant to the Securities Purchase Agreement, one of our subsidiaries has (a) the right to purchase an additional 30% of the outstanding equity securities of Bitty within a specific time period from the date that is three years from the Acquisition Date, and (b) the right to purchase all of the remaining equity securities of Bitty within a specific time period from the date that is six years from the Acquisition Date.

For further details, see Note 2 to the Consolidated Financial Statements, “Significant Accounting Policies.”
KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the three and nine months ended September 30, 2024 and 2023.

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

The following tables present total net originations (defined as gross originations net of transferred balance on refinanced loans), total retained net originations (defined as the portion of total net originations as defined above with respect to which the Company ultimately purchased a receivable from bank partners or originated directly), percentage of net originations by bank partners, and percentage of net originations by new loans for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Total net originations	$218,801	$195,671	$23,130	11.8%
Total retained net originations	$198,441	$190,727	$7,714	4.0%
Percentage of net originations by bank partners	100.0%	97.9%	N/A	2.1%
Percentage of net originations by new loans	46.8%	44.0%	N/A	6.4%

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Total net originations	$587,846	$555,907	$31,939	5.7%
Total retained net originations	$540,296	$541,717	$(1,421)	(0.3)%
Percentage of net originations by bank partners	100.0%	96.9%	N/A	3.2%
Percentage of net originations by new loans	44.7%	43.9%	N/A	1.8%

Total net originations increased to $218.8 million and $587.8 million for the three and nine months ended September 30, 2024, respectively, from $195.7 million and $555.9 million for the three and nine months ended September 30, 2023, respectively. The 11.8% and 5.7% increases for the three and nine months ended September 30, 2024 were a result of bank partners’ expansion into additional states, increased demand through certain marketing partners, and enhanced lead evaluation capabilities driving higher quality applications. Total retained net originations increased to $198.4 million and decreased to $540.3 million for the three and nine months ended September 30, 2024, respectively, from $190.7 million and $541.7 million for the three and nine months ended September 30, 2023, respectively. The 4.0% increase for the three months ended September 30, 2024 was a result of the originations growth outpacing the growth in the percentage of loans retained by our bank partners, while the 0.3% decrease for the nine months ended September 30, 2024 was attributed to one of our bank partners retaining a higher percentage of loans originated in certain states.

Total net originations by our bank partners increased to 100.0% and 100.0% for the three and nine months ended September 30, 2024, respectively, from 97.9% and 96.9% for the three and nine months ended September 30, 2023, respectively. During the third quarter of 2023, the Company ceased directly originating loans and transitioned completely to a servicing / facilitation model for bank partners.

Total net originations of new loans as a percentage of total loans increased to 46.8% and 44.7% for the three and nine months ended September 30, 2024, respectively, from 44.0% and 43.9% for the three and nine months ended September 30, 2023, respectively. The increases are a result of accelerating growth from our bank partners’ expansion into additional states, increased demand through certain marketing partners, and enhanced lead evaluation capabilities driving higher quality applications.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of September 30, 2024 and 2023 (in thousands):

	As of September 30, 2024		Change
	2024	2023	$	%
Ending receivables	$413,714	$415,933	$(2,219)	(0.5)%

Ending receivables decreased to $413.7 million as of September 30, 2024 from $415.9 million as of September 30, 2023. The 0.5% decrease was primarily driven by one of our bank partners retaining a higher percentage of loans originated in certain states.

Average Yield

Average yield represents total revenue from the period as a percent of average receivables and is presented as an annualized metric. Receivables are defined as the unpaid principal balances of loans. The following tables present average yield for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
	2024	2023	%
Average yield, annualized	133.9%	128.5%	4.2%

	Nine Months Ended September 30,		Change
	2024	2023	%
Average yield, annualized	131.8%	127.3%	3.5%

Average yield increased to 133.9% and 131.8% for the three and nine months ended September 30, 2024, respectively, from 128.5% and 127.3% for the three and nine months ended September 30, 2023, respectively. The 4.2% and 3.5% increases were driven by a decrease in delinquent loans in the portfolio that were not accruing interest throughout the period as well as an increase in the average statutory rate from a relative shift away from states with lower interest rates.

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

The following tables present net charge-offs as a percentage of total revenue and as an annualized percentage of average receivables for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
	2024	2023	%
Net charge-offs as % of total revenue	34.3%	42.4%	(19.1)%
Net charge-offs as % of average receivables, annualized	45.9%	54.5%	(15.8)%

	Nine Months Ended September 30,		Change
	2024	2023	%
Net charge-offs as % of total revenue	38.2%	42.5%	(10.1)%
Net charge-offs as % of average receivables, annualized	50.3%	54.1%	(7.0)%

Net charge-offs as a percentage of total revenue decreased to 34.3% and 38.2% for the three and nine months ended September 30, 2024, respectively, from 42.4% and 42.5% for the three and nine months ended September 30, 2023, respectively. The decreases in net charge-offs as a percentage of total revenue for the three and nine months ended September 30, 2024 are a result of a higher yielding portfolio for the reasons discussed above in “Average Yield” combined with both lower gross charge-offs and higher recoveries driving lower levels of net charge-offs compared to the three and nine months ended September 30, 2023. Net charge-offs as a percentage of average receivables decreased to 45.9% and 50.3% for the three and nine months ended September 30, 2024, respectively, from 54.5% and 54.1% for the three and nine months ended September 30, 2023, respectively. The decreases in net charge-offs as a percentage of average receivables for the three and nine months ended September 30, 2024 are a result of both lower gross charge-offs and higher recoveries driving lower levels of net charge-offs compared to the three and nine months ended September 30, 2023.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan processor or underwriter (auto-approval) divided by the total number of loans approved. The following tables present auto approval rate for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
	2024	2023	%
Auto-approval rate	76.8%	72.5%	5.9%

	Nine Months Ended September 30,		Change
	2024	2023	%
Auto-approval rate	75.4%	71.5%	5.5%

Auto-approval rate increased to 76.8% and 75.4% for the three and nine months ended September 30, 2024, respectively, from 72.5% and 71.5% for the three and nine months ended September 30, 2023, respectively. The increases in auto-approval rate for the three and nine months ended September 30, 2024 were driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2024 and 2023

The following table presents our consolidated results of operations for the three months ended September 30, 2024 and 2023 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	Three Months Ended September 30,		Change
(unaudited)	2024	2023	$	%
Interest and loan related income	$135,535	$132,090	$3,445	2.6%
Other revenue	1,058	1,075	(17)	(1.6)
Total revenue	136,593	133,165	3,428	2.6
Change in fair value of finance receivables	(45,425)	(57,302)	11,877	(20.7)
Provision for credit losses on finance receivables	(3)	(195)	192	(98.4)
Net revenue	91,165	75,668	15,497	20.5
Expenses:
Sales and marketing	11,256	12,814	(1,558)	(12.2)
Customer operations(a)	12,202	11,996	206	1.7
Technology, products, and analytics	8,437	9,732	(1,295)	(13.3)
General, administrative, and other(a)	12,893	13,468	(575)	(4.3)
Total expenses before interest expense	44,788	48,010	(3,222)	(6.7)
Interest expense	11,285	12,077	(792)	(6.6)
Total expenses	56,073	60,087	(4,014)	(6.7)
Income from operations	35,092	15,581	19,511	125.2
Change in fair value of warrant liabilities	(1,445)	334	(1,779)	(532.2)
Income from equity method investment	627	—	627	—
Other income	80	80	—	—
Income before income taxes	34,354	15,995	18,359	114.8
Income tax expense	2,297	463	1,834	396.4
Net income	32,057	15,532	16,525	106.4
Less: net income attributable to noncontrolling interest	27,793	13,363	14,430	108.0
Net income attributable to OppFi Inc.	$4,264	$2,169	$2,095	96.6%

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.21	$0.13
Diluted	$0.21	$0.13
Weighted average common shares outstanding:
Basic	20,248,004	16,772,275
Diluted	20,248,004	17,057,778

(a) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company reclassified certain expenses that were previously included in general, administrative, and other expenses to customer operations expenses.

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based on the interest method. We also earn revenue from referral fees related primarily to our “Turn-Up” program, which represented 0.2% of total revenue for the three months ended September 30, 2024.

Total revenue increased by $3.4 million, or 2.6%, to $136.6 million for the three months ended September 30, 2024 from $133.2 million for the three months ended September 30, 2023. The increase was due to a higher average statutory rate for the loans in the portfolio as well as stronger payment activity driving a higher yield on the balances.

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

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $45.4 million for the three months ended September 30, 2024, which was comprised of $55.6 million of gross charge-offs, offset by $8.8 million of recoveries and a positive fair value adjustment of $1.4 million, down from $57.3 million for the three months ended September 30, 2023, which was comprised of $62.6 million of gross charge-offs and a negative fair value adjustment of $1.0 million, offset by $6.3 million of recoveries. The fair value adjustment for the three months ended September 30, 2024 had a positive impact due to the increase in receivables over the period with a relatively flat fair value mark.

Provision for credit losses on finance receivables consists of gross charge-offs incurred in the period, net of recoveries, plus the change in allowance for credit losses for our SalaryTap and OppFi Card products. Provision for credit losses on finance receivables decreased by $192 thousand to $3 thousand for the three months ended September 30, 2024 from $0.2 million for the three months ended September 30, 2023. The decrease is largely attributed to very few remaining active SalaryTap finance receivables during the three months ended September 30, 2024.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and provision for credit losses on finance receivables. Net revenue increased by $15.5 million, or 20.5%, to $91.2 million for the three months ended September 30, 2024 from $75.7 million for the three months ended September 30, 2023. This increase was due to both the increase in total revenue and the decrease in change in fair value and provision for credit losses on finance receivables.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and general, administrative, and other expenses.

Expenses decreased by $4.0 million, or 6.7%, to $56.1 million for the three months ended September 30, 2024, from $60.1 million for the three months ended September 30, 2023. The decrease in expenses was primarily driven by reduced payment processing fees related to a renegotiation, lower salary expenses from headcount efficiency, and lower capitalized technology amortization expense. The decrease was partially offset by higher professional fees. Expenses as a percent of total revenue decreased from 45.1% to 41.1% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations increased by $19.5 million to $35.1 million for the three months ended September 30, 2024 from income from operations of $15.6 million for the three months ended September 30, 2023. This increase was driven by higher total revenue, lower change in fair value and provision for credit losses on finance receivables, and lower expenses for the three months ended September 30, 2024 as a result of the reasons stated above.

Change in Fair Value of Warrant Liabilities

The fair value of warrant liabilities increased by $1.4 million for the three months ended September 30, 2024 and decreased by $0.3 million for the three months ended September 30, 2023. These warrant liabilities arose with respect to warrants issued in connection with the initial public offering of FGNA and are subject to re-measurement at each balance sheet date.

Income from Equity Method Investment

On July 31, 2024, OppFi entered into the Securities Purchase Agreement to acquire 35% of the outstanding equity securities of Bitty. OppFi determined that it does not have a controlling financial interest in Bitty, but does exercise significant influence, and therefore the investment was accounted for under the equity method. OppFi’s proportionate share of Bitty’s earnings was $0.6 million for the three months ended September 30, 2024.

Other Income

Other income totaled $0.1 million for the three months ended September 30, 2024 and $0.1 million for the three months ended September 30, 2023. Other income for both periods was comprised of $0.1 million in income related to the Company subleasing one floor of its office space.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, income from equity method investment, and other income. Income before income taxes increased by $18.4 million, or 114.8%, to $34.4 million for the three months ended September 30, 2024 from $16.0 million for the three months ended September 30, 2023 for the reasons stated above.

Income Tax Expense

OppFi recorded an income tax expense of $2.3 million for the three months ended September 30, 2024 and $0.5 million for the three months ended September 30, 2023. This increase is largely attributed to OppFi Inc.’s increasing ownership in OppFi-LLC.

Net Income

Net income is the difference between income before income taxes and income tax expense. Net income increased by $16.5 million to $32.1 million for the three months ended September 30, 2024 from net income of $15.5 million for the three months ended September 30, 2023 for the reasons stated above.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $4.3 million for the three months ended September 30, 2024, up from net income attributable to OppFi Inc. of $2.2 million for the three months ended September 30, 2023. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company, the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, and the Company’s approximate percentage interest in the noncontrolling interest. For the three months ended September 30, 2024, the underlying income or expense components attributable to OppFi Inc. include OppFi Inc.'s percentage interest in the income attributable to noncontrolling interest of $8.7 million, partially offset by the loss on change in fair value of warrant liabilities of $1.4 million, income tax expense of $2.3 million, general and administrative expense of $0.6 million, and board fees of $0.1 million, for total net income attributable to OppFi Inc. of $4.3 million. For the three months ended September 30, 2023, the underlying income or expense components that are attributable to OppFi Inc. include OppFi Inc.’s percentage interest in the income attributable to noncontrolling interest of $2.4 million and the gain on change in fair value of warrant liabilities of $0.3 million, partially offset by income tax expense of $0.4 million and general and administrative expense and board fees of $0.1 million, for net income attributable to OppFi Inc. of $2.2 million.

Diluted Earnings per Share

For the three months ended September 30, 2024 and 2023, the Company’s outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share as the inclusion of these shares would have had an antidilutive effect under the if-converted method. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period.
Comparison of the nine months ended September 30, 2024 and 2023

The following table presents our consolidated results of operations for the nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	Nine Months Ended September 30,		Change
(unaudited)	2024	2023	$	%
Interest and loan related income	$386,890	$373,615	$13,275	3.6%
Other revenue	3,350	2,410	940	39.0
Total revenue	390,240	376,025	14,215	3.8
Change in fair value of finance receivables	(149,546)	(164,463)	14,917	(9.1)
Provision for credit losses on finance receivables	(34)	(4,131)	4,097	(99.2)
Net revenue	240,660	207,431	33,229	16.0
Expenses:
Sales and marketing	30,258	34,975	(4,717)	(13.5)
Customer operations(a)	35,173	34,770	403	1.2
Technology, products, and analytics	27,364	29,465	(2,101)	(7.1)
General, administrative, and other(a)	44,323	35,897	8,426	23.5
Total expenses before interest expense	137,118	135,107	2,011	1.5
Interest expense	33,679	34,679	(1,000)	(2.9)
Total expenses	170,797	169,786	1,011	0.6
Income from operations	69,863	37,645	32,218	85.6
Change in fair value of warrant liabilities	2,750	838	1,912	228.2
Income from equity method investment	627	—	627	—
Other income	239	352	(113)	(32.1)
Income before income taxes	73,479	38,835	34,644	89.2
Income tax expense	3,615	1,297	2,318	178.7
Net income	69,864	37,538	32,326	86.1
Less: net income attributable to noncontrolling interest	56,997	32,976	24,021	72.8
Net income attributable to OppFi Inc.	$12,867	$4,562	$8,305	182.0%

Earnings per share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.65	$0.29
Diluted	$0.65	$0.29
Weighted average common shares outstanding:
Basic	19,711,752	15,820,262
Diluted	20,460,396	16,046,831

(a) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company reclassified certain expenses that were previously included in general, administrative, and other expenses to customer operations expenses.

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based on the interest method. We also earn revenue from referral fees related primarily to our “Turn-Up” program, which represented 0.2% of total revenue for the nine months ended September 30, 2024.

Total revenue increased by $14.2 million, or 3.8%, to $390.2 million for the nine months ended September 30, 2024 from $376.0 million for the nine months ended September 30, 2023. The increase was due to higher average receivables balances throughout the period, a higher average statutory rate for the loans in the portfolio, and stronger payment activity driving a higher yield on the balances.

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

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $149.5 million for the nine months ended September 30, 2024, which was comprised of $174.6 million of gross charge-offs and a negative fair value adjustment of $0.7 million, offset by $25.8 of recoveries, down from $164.5 million for the nine months ended September 30, 2023, which was comprised of $178.5 million of gross charge-offs and a negative fair value adjustment of $5.2 million, offset by $19.2 million of recoveries. The fair value adjustment for the nine months ended September 30, 2024 had a negative impact due to the decrease in receivables over the period with a relatively flat fair value mark.

Provision for credit losses on finance receivables consists of gross charge-offs incurred in the period, net of recoveries, plus the change in allowance for credit losses for our SalaryTap and OppFi Card products. Provision for credit losses on finance receivables decreased by $4.1 million to $34 thousand for the nine months ended September 30, 2024 from $4.1 million for the nine months ended September 30, 2023. The decrease is largely attributed to very few remaining active SalaryTap finance receivables during the nine months ended September 30, 2024, while provision for credit losses was increased during nine months ended September 30, 2023 to account for the then-impending closure of OppFi Card finance receivables.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and provision for credit losses on finance receivables. Net revenue increased by $33.2 million, or 16.0%, to $240.7 million for the nine months ended September 30, 2024 from $207.4 million for the nine months ended September 30, 2023. This increase was due to both the increase in total revenue and the decrease in change in fair value and provision for credit losses on finance receivables.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses increased by $1.0 million, or 0.6%, to $170.8 million for the nine months ended September 30, 2024 from $169.8 million for the nine months ended September 30, 2023. The increase in expenses was primarily driven by a one-time expense associated with the exit activities from the OppFi Card product, a one-time adjustment as a result of the reclassification of OppFi Card assets from held for sale to held for investment at amortized cost that offset expenses for the nine months ended September 30, 2023, and higher professional fees. The increase was partially offset by lower direct marketing spend expense resulting from a shift towards relatively lower-cost loans, reduced payment processing fees related to a renegotiation, and lower capitalized technology amortization expense. Despite the overall increase in expenses for the nine months ended September 30, 2024, expenses as a percent of total revenue decreased from 45.2% to 43.8% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations increased by $32.2 million to $69.9 million for the nine months ended September 30, 2024 from income from operations of $37.6 million for the nine months ended September 30, 2023. This increase was driven primarily by higher total revenue and lower change in fair value and provision for credit losses on finance receivables, slightly offset by higher expenses for the nine months ended September 30, 2024 as a result of the reasons stated above.

Change in Fair Value of Warrant Liabilities

The fair value of warrant liabilities decreased by $2.7 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. These warrant liabilities arose with respect to warrants issued in connection with the initial public offering of FGNA and is subject to re-measurement at each balance sheet date.

Income from Equity Method Investment

On July 31, 2024, OppFi entered into the Securities Purchase Agreement to acquire 35% of the outstanding equity securities of Bitty. OppFi determined that it does not have a controlling financial interest in Bitty, but does exercise significant influence, and therefore the investment was accounted for under the equity method. OppFi’s proportionate share of Bitty’s earnings was $0.6 million for the nine months ended September 30, 2024.

Other Income

Other income totaled $0.2 million for the nine months ended September 30, 2024 and $0.4 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, other income includes $0.2 million in income related to the Company subleasing one floor of its office space. For the nine months ended September 30, 2023, other income includes $0.2 million in income related to the Company subleasing one floor of its office space and $0.1 million from the gain on partial loan forgiveness of the secured borrowing payable.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, income from equity method investment, and other income. Income before income taxes increased by $34.6 million, or 89.2%, to $73.5 million for the nine months ended September 30, 2024 from $38.8 million for the nine months ended September 30, 2023 for the reasons stated above.

Income Tax Expense

OppFi recorded a provision for income taxes of $3.6 million for the nine months ended September 30, 2024 and $1.3 million for the nine months ended September 30, 2023. This increase is largely attributed to OppFi Inc.’s increasing ownership in OppFi-LLC.

Net Income

Net income is the difference between income before income taxes and income tax expense. Net income increased by $32.3 million to $69.9 million for the nine months ended September 30, 2024 from net income of $37.5 million for the for the reasons stated above.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $12.9 million for the nine months ended September 30, 2024, up from $4.6 million for the nine months ended September 30, 2023. Net income attributable to OppFi Inc. represents the income solely attributable to stockholders of OppFi Inc. As a result of the Company’s Up-C structure, the underlying income or expense components that are attributable to OppFi Inc. are generally expense items related to OppFi Inc.’s status as a public company, the income or expense for the change in fair value of warrant liabilities related to the Company’s warrants, and the Company’s approximate percentage interest in the noncontrolling interest. The underlying income or expense components that are attributable to OppFi Inc. for the nine months ended September 30, 2024 are OppFi Inc.’s percentage interest in the income attributable to noncontrolling interest of $14.9 million and gain on change in fair value of warrant liabilities of $2.7 million, partially offset by income tax expense of $3.6 million, general and administrative expense of $0.8 million, and board fees of $0.3 million, for total net income attributable to OppFi Inc. of $12.9 million. The underlying income or expense components that are attributable to OppFi Inc. for the nine months ended September 30, 2023 are OppFi Inc.’s percentage interest in the income attributable to noncontrolling interest of $5.6 million and gain on change in fair value of warrant liabilities of $0.8 million, partially offset by income tax expense of $1.2 million, general and administrative expense of $0.3 million, and board fees of $0.3 million, for total net income attributable to OppFi Inc. of $4.6 million.

Diluted Earnings per Share

For the nine months ended September 30, 2024 and 2023, the Company’s outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share as the inclusion of these shares would have had an antidilutive effect under the if-converted method. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period.

CONDENSED BALANCE SHEETS

Comparison as of September 30, 2024 and December 31, 2023

The following table presents our condensed balance sheet as of September 30, 2024 and December 31, 2023 (in thousands). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	(Unaudited)		Change
	September 30,	December 31,	$	%
	2024	2023
Assets
Cash and restricted cash	$74,233	$73,943	$290	0.4%
Finance receivables at fair value	461,457	463,320	(1,863)	(0.4)
Finance receivables at amortized cost, net	8	110	(102)	(92.8)
Equity method investment	19,429	—	19,429	—
Other assets	64,139	64,170	(31)	—
Total assets	$619,266	$601,543	$17,723	2.9%
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$30,420	$26,448	$3,972	15.0%
Other liabilities	38,876	40,086	(1,210)	(3.0)
Total debt	325,550	334,116	(8,566)	(2.6)
Warrant liabilities	4,114	6,864	(2,750)	(40.1)
Total liabilities	398,960	407,514	(8,554)	(2.1)
Total stockholders’ equity	220,306	194,029	26,277	13.5
Total liabilities and stockholders’ equity	$619,266	$601,543	$17,723	2.9%

Total cash and restricted cash increased by $0.3 million as of September 30, 2024 compared to December 31, 2023 driven by an increase in received payments relative to originations, partially offset by the cash consideration for the acquisition of the equity interest in Bitty. Finance receivables at fair value decreased by $1.9 million as of September 30, 2024 compared to December 31, 2023 mainly driven by one of our bank partners retaining a higher percentage of loans originated in certain states. Finance receivables at amortized cost, net, decreased by $0.1 million as of September 30, 2024 compared to December 31, 2023 due to the continued rundown of SalaryTap finance receivables. Equity method investment increased by $19.4 million as of September 30, 2024 compared to December 31, 2023 due to the acquisition of 35% of the outstanding equity securities in Bitty. Other assets decreased by $31 thousand as of September 30, 2024 compared to December 31, 2023 mainly due to a decrease in the operating lease right of use asset of $1.2 million and a decrease in the deferred tax asset of $3.5 million, partially offset by an increase in the settlement receivable of $3.2 million and an increase in property, equipment, and software of $1.1 million.

Accounts payable and accrued expenses increased by $4.0 million as of September 30, 2024 compared to December 31, 2023 driven by an increase in accrued expenses of $3.7 million and an increase in accounts payable of $0.2 million. Other liabilities decreased by $1.2 million as of September 30, 2024 compared to December 31, 2023 driven by a decrease in the operating lease liability of $1.3 million, partially offset by an increase in the tax receivable agreement liability of $0.1 million. Total debt decreased by $8.6 million as of September 30, 2024 compared to December 31, 2023 driven by a decrease in the term loan of $9.7 million and notes payable of $1.4 million, partially offset by an increase in utilization of revolving lines of credit of $2.6 million. Warrant liabilities decreased by $2.8 million due to the decrease in the valuation of the warrants as of September 30, 2024 compared to December 31, 2023. Total stockholders’ equity increased by $26.3 million as of September 30, 2024 compared to December 31, 2023 driven by net income and stock-based compensation, partially offset by purchases of treasury stock and dividend issuance.

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

Adjusted EBT is a non-GAAP measure defined as our GAAP net income adjusted to eliminate the effect of certain items as shown below, including income tax expense, other income, change in fair value of warrant liabilities, and other addbacks and one-time expenses. Adjusted Net Income is a non-GAAP measure defined as our Adjusted EBT less pro forma taxes for comparison purposes. We believe that Adjusted EBT and Adjusted Net Income are important measures because they allow management, investors, and our Board to evaluate and compare our operating results from period-to-period by making the adjustments described below.

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

The following tables present reconciliations of non-GAAP financial measures for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the three months ended September 30, 2024 and 2023

(in thousands, except share and per share data)	Three Months Ended September 30,		Variance
(unaudited)	2024	2023	$	%
Net income	$32,057	$15,532	$16,525	106.4%
Income tax expense	2,297	463	1,834	396.4
Other income	(80)	(80)	—	—
Change in fair value of warrant liabilities	1,445	(334)	1,779	532.2
Other addbacks and one-time expenses, net(a)	1,967	1,991	(24)	(1.2)
Adjusted EBT(b)	37,686	17,572	20,114	114.5
Less: pro forma taxes(c)	8,878	4,247	4,631	109.0
Adjusted net income(b)	$28,808	$13,325	$15,483	116.2%

Adjusted earnings per share(b)	$0.33	$0.16
Weighted average diluted shares outstanding	86,806,628	85,288,105

(a) For the three months ended September 30, 2024, other addbacks and one-time expenses, net, of $2.0 million included $1.1 million in expenses related to stock compensation, $0.9 million in expenses related to legal matters, and $0.1 million in expenses related to OppFi Card’s exit activities, partially offset by a $0.2 million addback related to corporate development. For the three months ended September 30, 2023, other addbacks and one-time expenses, net, of $2.0 million included $1.1 million in expenses related to stock compensation, $0.4 million in expenses related to corporate development, $0.2 million in expenses related to legal matters, $0.2 million in expenses related to provision for credit losses on the OppFi Card finance receivables, and $0.1 million in expenses related to retention and severance.

(b) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company has updated its presentation and calculation of Adjusted EBT, and the corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.

(c) Assumes a tax rate of 23.56% for the three months ended September 30, 2024 and 24.17% for the three months ended September 30, 2023, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Comparison of the nine months ended September 30, 2024 and 2023

(in thousands, except share and per share data)	Nine Months Ended September 30,		Variance
(unaudited)	2024	2023	$	%
Net income	$69,864	$37,538	$32,326	86.1%
Income tax expense	3,615	1,297	2,318	178.7
Other income	(239)	(352)	113	(32.1)
Change in fair value of warrant liabilities	(2,750)	(838)	(1,912)	228.2
Other addbacks and one-time expenses, net(a)	11,103	5,934	5,169	87.1
Adjusted EBT(b)	81,593	43,579	38,014	87.2
Less: pro forma taxes(c)	19,223	10,531	8,692	82.5
Adjusted net income(b)	$62,370	$33,048	$29,322	88.7%

Adjusted earnings per share(b)	$0.72	$0.39
Weighted average diluted shares outstanding	86,368,930	84,826,413

(a) For the nine months ended September 30, 2024, other addbacks and one-time expenses, net, of $11.1 million included $4.2 million in expenses related to stock compensation, $3.0 million in expenses related to OppFi Card’s exit activities, $2.1 million in expenses related to legal matters, $1.2 million in expenses related to severance, and $0.7 million in expenses related to corporate development. For the nine months ended September 30, 2023, other addbacks and one-time expenses, net, of $5.9 million included $4.0 million in expenses related to provision for credit losses on the OppFi Card finance receivables, $3.1 million in expenses related to stock compensation, $0.9 million in expenses related to retention and severance, $0.8 million in expenses related to corporate development, and $0.2 million in expenses related to legal matters, partially offset by a $3.0 million addback from the reclassification of OppFi Card finance receivables from assets held for sale to assets held for investment at amortized cost.

(b) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company has updated its presentation and calculation of Adjusted EBT, and the corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.

(c) Assumes a tax rate of 23.56% for the nine months ended September 30, 2024 and a 24.17% tax rate for the nine months ended September 30, 2023, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Adjusted Earnings Per Share

Adjusted EPS is defined as adjusted net income divided by weighted average diluted shares outstanding, which represents shares of both classes of common stock outstanding, excluding 25,500,000 shares related to earnout units, and including the impact of dilutive securities, such as restricted stock units, performance stock units, and stock options. The earnout units were not earned pursuant to the earnout provisions of the Business Combination Agreement on or prior to July 21, 2024, the third anniversary of the closing date of the Company’s business combination. Accordingly, on such date the earnout units and associated Class V Voting Stock were forfeited. We believe that presenting Adjusted EPS is useful to investors and others because, due to the Company’s Up-C structure, Basic EPS calculated on a GAAP basis excludes a large percentage of the Company’s outstanding shares of common stock, which are Class V Voting Stock, and Diluted EPS calculated on a GAAP basis excludes dilutive securities, including Class V Voting Stock, restricted stock units, performance stock units, and stock options, in any periods in which their inclusion would have an antidilutive effect. Shares of the Company’s Class V Voting Stock may be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock. We believe that presenting Adjusted EPS is useful to investors and others because it presents the Company’s Adjusted Net Income on a per share basis based on the shares of the Company’s common stock that would be issued but for, and can be issued as a result of, the Company’s Up-C structure.

The following tables present reconciliations of non-GAAP financial measures for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the three months ended September 30, 2024 and 2023

	Three Months Ended September 30,
(unaudited)	2024	2023
Weighted average Class A common stock outstanding	20,248,004	16,772,275
Weighted average Class V voting stock outstanding	65,664,358	93,730,327
Elimination of earnouts at period end	—	(25,500,000)
Dilutive impact of restricted stock units	811,941	235,514
Dilutive impact of performance stock units	73,564	49,989
Dilutive impact of stock options	8,761	—
Weighted average diluted shares outstanding	86,806,628	85,288,105

(in thousands, except share and per share data)	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		86,806,628		85,288,105
Net income	$32,057	$0.37	$15,532	$0.18
Income tax expense	2,297	0.03	463	0.01
Other income	(80)	—	(80)	—
Change in fair value of warrant liabilities	1,445	0.02	(334)	—
Other addbacks and one-time expenses, net	1,967	0.02	1,991	0.02
Adjusted EBT(a)	37,686	0.43	17,572	0.21
Less: pro forma taxes	8,878	0.10	4,247	0.05
Adjusted net income(a)	$28,808	$0.33	$13,325	$0.16

(a) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company has updated its presentation and calculation of Adjusted EBT, and corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.

Comparison of the nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,
(unaudited)	2024	2023
Weighted average Class A common stock outstanding	19,711,752	15,820,262
Weighted average Class V voting stock outstanding	65,908,534	94,279,582
Elimination of earnouts at period end	—	(25,500,000)
Dilutive impact of restricted stock units	672,399	198,698
Dilutive impact of performance stock units	73,325	27,871
Dilutive impact of stock options	2,920	—
Weighted average diluted shares outstanding	86,368,930	84,826,413

(in thousands, except share and per share data)	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		86,368,930		84,826,413
Net income	$69,864	$0.81	$37,538	$0.44
Income tax expense	3,615	0.04	1,297	0.02
Other income	(239)	—	(352)	—
Change in fair value of warrant liabilities	(2,750)	(0.03)	(838)	(0.01)
Other addbacks and one-time expenses, net	11,103	0.13	5,934	0.07
Adjusted EBT(a)	81,593	0.94	43,579	0.51
Less: pro forma taxes	19,223	0.22	10,531	0.12
Adjusted net income(a)	$62,370	$0.72	$33,048	$0.39

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

Maturities of our financing facilities are staggered over two years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Unrestricted cash	$44,838	$31,791
Undrawn debt	$199,450	$192,333

As of September 30, 2024, OppFi had $44.8 million in unrestricted cash, an increase of $13.0 million from December 31, 2023. As of September 30, 2024, OppFi had an additional $199.4 million of unused debt capacity under its financing facilities for future availability, representing a 38% overall undrawn capacity, an increase from $192.3 million as of December 31, 2023. The increase in undrawn debt was driven primarily by using excess cash to pay down debt on our term loan. Including total financing commitments of $525.0 million and cash and restricted cash on the balance sheet of $74.2 million, OppFi had approximately $599.2 million in funding capacity as of September 30, 2024.

OppFi believes that its unrestricted cash, undrawn debt and funds from operating income will be sufficient to meet its liquidity needs, including repayment of the current portion of its debt as it becomes due, for at least the next 12 months from the date of this Quarterly Report. The Company’s future capital requirements will depend on multiple factors, including its revenue growth, aggregate receivables balance, interest expense, working capital requirements, cash provided by and used in operating, investing and financing activities and capital expenditures.

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

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities during the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Change
(In thousands, except % change)	2024	2023	$	%
Net cash provided by operating activities	$229,299	$213,588	$15,711	7.4%
Net cash used in investing activities	(170,607)	(179,983)	9,376	(5.2)
Net cash used in financing activities	(58,402)	(17,248)	(41,154)	238.6
Net increase in cash and restricted cash	$290	$16,357	$(16,067)	(98.2)%

Operating Activities

Net cash provided by operating activities was $229.3 million for the nine months ended September 30, 2024. This was an increase of $15.7 million when compared to net cash provided by operating activities of $213.6 million for the nine months ended September 30, 2023. Cash provided by operating activities increased mainly due to higher net income.

Investing Activities

Net cash used in investing activities was $170.6 million for the nine months ended September 30, 2024. This was a decrease of $9.4 million when compared to net cash used in investing activities of $180.0 million for the nine months ended September 30, 2023, mainly due to lower finance receivables originated and acquired and higher finance receivables repaid and recovered, partially offset by the cash consideration for the acquisition of the equity interest in Bitty.

Financing Activities

Net cash used in financing activities was $58.4 million for the nine months ended September 30, 2024. This was an increase of $41.2 million when compared to net cash used in financing activities of $17.2 million for the nine months ended September 30, 2023, primarily due to an increase in distributions to members of OppFi-LLC, net payments of senior debt, repurchases of common stock, and dividends paid on common stock.

FINANCING ARRANGEMENTS

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. For a detailed discussion on financing arrangements refer to Note 7 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following is a summary of OppFi’s outstanding borrowings as of September 30, 2024 and December 31, 2023, including borrowing capacity as of September 30, 2024 (in thousands):

		Borrowing	September 30,	December 31,	Interest Rate as of					Maturity
Purpose	Borrower(s)	Capacity	2024	2023	September 30, 2024					Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$125,000	$84,500	$103,400	SOFR	plus	6.75%			June 2026
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	125,000	62,500	37,500	SOFR	plus	7.50%			July 2027
Revolving line of credit	Opportunity Funding SPE IX, LLC (Castlelake)	150,000	85,871	93,871	SOFR	plus	7.50%			December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	52,896	48,442	SOFR	plus	7.45%			October 2026
Total revolving lines of credit		475,000	285,767	283,213

Term loan, net	OppFi-LLC	50,000	39,783	49,454	SOFR	plus	0.11%	plus	10.00%	September 2025
Total senior debt, net		$525,000	$325,550	$332,667

Note Payable
Financed insurance premium	OppFi-LLC	$—	$—	$1,449			9.70%			June 2024	(1)

(1) Maturity date as of 12/31/2023 and for the subsequent period until the borrowing was paid in full in June 2024.

LIBOR Transition

In July 2017, the Financial Conduct Authority, which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On December 31, 2021, ICE Benchmark Administration, the administrator of LIBOR, announced plans to cease publication for all USD LIBOR tenors (except the one- and two-week tenors, which ceased on December 31, 2021) on June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York have identified the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. As of September 30, 2024, all of our LIBOR-based credit facilities have been transitioned to the SOFR. The replacement of LIBOR did not have any material effect on our liquidity or the financial terms of our credit facilities.

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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due to the material weakness in its internal control over financial reporting disclosed in Part II, Item 9A of our 2023 Annual Report.

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

Changes in Internal Control Over Financial Reporting

Other than the planned changes to the Company’s internal control over financial reporting described in “Remediation Plan for Previously Identified Material Weakness in Internal Control Over Financial Reporting” above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 9, 2024, the Company announced that the Board had authorized the Repurchase Program for the Company to repurchase up to $20.0 million in the aggregate of shares of the Company’s Class A Common Stock. Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act, and other applicable legal requirements, including restrictions in the Company’s existing credit facilities. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule 10b5-1, which would permit Common Stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Common Stock that the Company repurchases under the Repurchase Program, OppFi-LLC, the Company’s direct subsidiary, will redeem one Class A common unit of OppFi-LLC held by the Company, decreasing the percentage ownership of OppFi-LLC by the Company and relatively increasing the ownership by the other members. The Repurchase Program will expire in April 2027.
The table below shows information regarding our monthly repurchases of our Class A Common Stock during the third quarter of 2024.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1 - July 31, 2024	76,242	$3.46	76,242	$17,201,752
August 1 - August 31, 2024	61,650	3.52	61,650	16,983,410
September 1 - September 30, 2024	127,103	4.18	127,103	16,449,465
Total	264,995	$3.82	264,995	$16,449,465

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
10.1†*
Amendment No. 3 to Revolving Credit Agreement, dated July 17, 2024, by and among Opportunity Funding SPE IX, LLC, Opportunity Financial, LLC, OppWin, LLC, UMB Bank, N.A., Randolph Receivables LLC, and the other lenders party thereto.

10.2†+
Securities Purchase Agreement, dated July 31, 2024, by and among Opportunity Financial, LLC, Opportunity Financial SMB, LLC, Blaze Capital Funding 5, LLC, and the seller principals party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-39550) filed with the SEC on August 1, 2024).

10.3†+*
Twelfth Amendment to Senior Secured Multi-Draw Term Loan Facility and Amendment to Security Agreement, dated September 13, 2024, by and among Opportunity Financial, LLC, the other credit parties and guarantors thereto, Midtown Madison Management LLC, and the lenders party thereto.

10.4†*
Amendment No. 4 to Revolving Credit Agreement, dated September 26, 2024, by and among Opportunity Funding SPE IX, LLC, Opportunity Financial, LLC, OppWin, LLC, UMB Bank, N.A., Randolph Receivables LLC, and the other lenders party thereto.

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

Date: November 7, 2024	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)