Form 10-K
period 2024-12-31
OppFi Inc.
filed 2025-03-11
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of shares of voting and non-voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $59,054,410 based on a $3.39 closing price per share as reported on the New York Stock Exchange on such date.
As of March 7, 2025, there were 86,404,886 shares of common stock, including 24,226,696 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share, and 62,178,190 shares of Class V common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K includes references to portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (“Definitive Proxy Statement”). The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report includes “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “possible,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to the impact of general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions, and tightening of credit markets on our business; the impact of challenging macroeconomic and marketplace conditions; the impact of stimulus or other government programs; whether we will be successful in obtaining declaratory relief against the Commissioner of the Department of Financial Protection and Innovation for the State of California; whether we will be subject to AB 539; whether our bank partners will continue to lend in California and whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California; our ability to scale and grow the Bitty business; the impact that events involving financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults, or non-performance, may have on our business; risks related to any material weakness in our internal controls over financial reporting; our ability to grow and manage growth profitably and retain our key employees; risks related to new products; risks related to evaluating and potentially consummating acquisitions; concentration risk; risks related to our ability to comply with various covenants in our corporate and warehouse credit facilities; risks related to potential litigation; changes in applicable laws or regulations; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; risks related to management transitions; and other risks contained in the section captioned “Risk Factors”. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Following the Closing, OppFi is organized in an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of December 31, 2024, OppFi owned approximately 25.6% of the OppFi Units and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the Members. Each Retained OppFi Unit held by the Members may be exchanged, subject to certain conditions, for either one share of Class A Common Stock or, at the election of OppFi, in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (the “Exchange Rights”). OFS holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC. Each share of Class V Voting Stock entitles OFS to one vote per share at any annual or special meeting of the stockholders of OppFi, voting together with the holders of Class A Common Stock as a single class, but the shares of Class V Voting Stock do not entitle OFS to any economic rights in OppFi.

The following diagram illustrates the ownership structure of OppFi as of December 31, 2024.

Company Overview

OppFi is a tech-enabled, mission-driven specialty finance platform that broadens the reach of community banks to extend credit access to everyday Americans. Through transparency, responsible lending, financial inclusion, and an excellent customer experience, the Company supports consumers, who are turned away by mainstream options, to build better financial health. OppFi’s primary mission is to facilitate financial inclusion and credit access to the 60 million everyday Americans who face credit insecurity, through its products and an unwavering commitment to its customers. Unlike payday loans and similar credit products that typically do not provide transparency, fairness, and ability to repay guidelines, OppFi is dedicated to offering the best possible product and service through its platform. The average installment loan facilitated by OppFi with its OppLoans platform is approximately $1,750, payable in installments and for an average contractual term of 11 months. Payments are reported to the three major credit bureaus. OppFi’s dedication to borrowers is further evidenced by the OppFi TurnUp Program, which is described below and most importantly, by its strong customer satisfaction ratings.

OppFi’s platform provides one of the highest rated customer experiences in the industry and powers banks to offer credit products. Customers on OppFi’s platform benefit from a highly automated, transparent, efficient, and fully digital experience. The banks that work with OppFi benefit from its turn-key, outsourced marketing, data science, and proprietary technology to digitally acquire, underwrite and service these consumers. From inception through December 31, 2024, OppFi has facilitated more than $7.2 billion in gross loan issuance covering more than 4.0 million loans.

OppFi’s primary product is offered by its OppLoans platform. Customers on this platform are generally U.S. consumers, who are employed, have bank accounts, and earn median wages. Some have experienced a hardship or emergency and need a loan; others are struggling to make ends meet; while others have unplanned expenses. When these consumers apply for a traditional loan through a bank, they are often rejected due to their credit score.

The OppFi platform is a mobile-optimized online application where eligible applicants, at their request, are able to opt into the OppFi TurnUp Program. This program helps these applicants find more affordable credit options by checking the market voluntarily on their behalf for sub-36% annual percentage rate, or APR, products offered by third-party lenders through other platforms. If any lower cost products are identified, OppFi displays the offers from the applicable lenders and consumers can choose to finish their application at the website of such lender. At that point, the applicant leaves OppFi’s website. If no alternative credit options are available with an APR of less than 36%, the application is processed through OppFi’s underwriting platform which utilizes machine learning, bank-approved, proprietary algorithms. This process is designed to allow for maximum value and benefit to be realized by all parties.

OppFi collects and calculates more than 500 attributes on loan applications for use in underwriting decisions. These attributes are based on data from credit bureaus, bank transactions and loan applications. Using this information, OppFi generates a proprietary score in combination with scores generated from third party providers. The proprietary score determines the exact loan terms to be offered to an applicant by the applicable bank partner.

OppFi’s platform offers consumers a streamlined application experience that is simple, easy and transparent. Approximately 92.5% of underwriting decisions on the OppFi platform were automated during the year ended December 31, 2024. Most applicants receive their funds either the same business day or the next business day after they are approved. Qualified customers who apply and are approved by 1:00 pm ET on a business day are eligible for funding on the same day their applications are approved.

This process provides consumers with access to fair, transparent credit as well as an opportunity to build financial health over time through our standard reporting to the three major credit bureaus. Installment loans through the OppFi platform have no fees (neither origination, nor late, nor insufficient funds). Customers are offered transparent and flexible repayment options, including allowing customers to make payments for their full-term, as well as allowing them to prepay their loans with no penalties.

In pursuit of its mission to provide financial inclusion to everyday Americans, OppFi focuses not only on facilitating access to credit but also offering education to build financial health through multiple platforms. OppFi collaborates with the mobile and web app Zogo to connect customers with over 1,100 personal finance lessons, from opening a bank account to saving for retirement. This gamified learning experience allows customers to redeem gift card rewards for completing short-form, easily digestible modules. Further, OppFi’s internal financial education initiative, OppU, provides free, standards-aligned courses intended to teach financial literacy. With OppU, both customers and non-customers can learn what it takes to build credit as well as how to budget and manage their finances.

OppFi believes that it has achieved significant scale with the OppLoans product. As of December 31, 2024, OppFi had served more than 1.4 million unique customers since its inception. OppFi’s net promoter score (NPS) was 78 for the year ended December 31, 2024 and is reflective of its commitment to providing a best-in-class customer service experience. NPS is a score that measures the likelihood of users to recommend a company’s products or services to others, and ranges from a low of negative 100 to high of positive 100, and benchmark scores can vary significantly by industry. A score greater than zero represents a company having more promoters than detractors. OppFi maintained an A+ rating from the Better Business Bureau (BBB) and a 4.5/5.0 star rating with more than 4,800 Trustpilot reviews, as of December 31, 2024.

For the years ended December 31, 2024 and 2023, total revenue was approximately $526 million and $509 million, respectively, representing period-over-period total revenue growth of approximately 3.3%. OppFi generated net income of approximately $84 million and $39 million for the years ended December 31, 2024 and 2023, respectively.

Market Opportunity

Significant Percentage of U.S. Consumers Face Credit Insecurity, Have Non-Prime Credit, Lack Sufficient Savings, and Live Paycheck-to-Paycheck

Approximately 60 million U.S. consumers face credit insecurity and are unlikely to access credit at choice, according to a study published by the Federal Reserve Bank of New York. This represents approximately 25% of the population. Of these consumers, approximately 50% have either a credit score below 650 or no credit score and approximately 46% live paycheck-to-paycheck. More broadly, according to a report published by the CFPB in 2024, 43% of families in the US face difficulty paying bills or expenses, with 33% of total families facing said difficulties five or more times within a 12-month period. Similarly, 42% of households have less than one month of savings, with 22% of total households having less than two weeks of savings.

OppFi facilitates credit access to historically underserved consumers. Generally, these consumers are in need of fair, affordable, transparent and flexible credit products to cover everyday expenses and cash shortfalls, but banks and other credit providers are largely unwilling to service these consumers due to low FICO scores or similar factors. In a recent study published by the CFPB, 39% of credit applicants were turned down or did not receive as much credit as was applied for and 27% of consumers were discouraged completely from applying for credit with the worry that they would be turned down. Many top lenders use the FICO score among other quantifiable metrics and qualifying rules to determine a potential borrower’s creditworthiness, and these criteria often result in adverse selection—potentially overlooking consumers who are otherwise willing and able to repay while simultaneously accepting consumers who are not.

Banks and Other Credit Providers Have Been Slow to Adopt Digital Technology for Consumer Lending.

Banks and other credit providers, which have historically played a substantial role in consumer credit markets, have often been slow to adapt to digital adoption among consumers. There are approximately 4,600 Federal Deposit Insurance Corporation (“FDIC”) insured institutions, many of which have legacy technology and lack sufficient mobile solutions in today’s digital era. Unlike larger institutions, smaller firms often lack many of the resources needed to fund and develop effective platform digitization. OppFi believes the performance of its platform through the COVID-19 pandemic has given OppFi’s existing and prospective bank partners important new data points to underpin their growing confidence in our solution.

Consumer Lenders Offering Small Personal Loans Require Higher APRs to Break Even.

Loan interest is inclusive of the time value of money, credit risk, and expenses incurred to originate, service and collect a loan. While the former expenses are variable with the amount of the credit and the creditworthiness of the borrower, the latter are largely fixed. These fixed costs are tied to the loan application itself. In the case of smaller-sized consumer loans, these fixed costs are representatively large relative to loan amount; therefore, smaller loans require higher interest rates than larger loans. According to a report published in 2020 by the Federal Reserve, break-even APRs are quite high for small loan amounts. Based on data in the report, a loan amount of $2,530 is necessary to break even at a 36% APR, and the trend is even more pronounced for smaller loan amounts with a $594 loan requiring an APR of 103.5% for a lender to break even. The required break-even APR shrinks and flattens for larger loans; however, the implication is that the loan comes with a longer period of indebtedness and a higher overall interest payment over the life of the loan, which is often far worse for OppFi’s target customers who either lack access to this larger loan or lack the willingness or ability to repay larger loan amounts. As a result, such economics often result in credit-challenged consumers being unable to qualify for credit. The average APR for a loan facilitated on the OppLoans platform in 2024 was 163% and over the past three years has been approximately 157%.

OppLoans Platform

OppFi has determined that alternative metrics outside of FICO scores can be used reliably to determine a consumer’s true ability and willingness to repay. Many non-bank lenders and lenders through financial technology platforms utilize non-FICO based alternative methods to determine creditworthiness. Applicants are evaluated based on metrics such as consistency of income, types of previous loans, previous repayment patterns and employment status, among many others. OppFi believes these nontraditional methods more accurately identify those consumers who are willing and able to repay loans, while simultaneously avoiding the issuance of loans to those consumers who may have received a loan that they cannot afford or do not intend to repay.

Highlights

•Simple interest installment loans. With its OppLoans platform, OppFi facilitates the issuance of fair, transparent, digital specialty finance products structured to rebuild financial health for the approximately 60 million U.S. consumers that face credit insecurity. Customers are provided with industry-leading features and protections, including: simple interest, installment loans with no balloon payments, no ancillary fees (neither origination, nor late, nor insufficient funds), and no prepayment penalties. In addition, OppFi reports payment history to the major credit bureaus.

•Easy, digital application and rapid approval. After the approximately five-minute application process submitted through OppFi’s fully digital platform, consumers typically receive quick credit decisions. Approximately 92.5% of all credit decisions were automated in the year ended December 31, 2024.

•Same-day funding service. OppFi offers a same-day funding service in collaboration with its partner banks. Qualified customers who apply and are approved by 1:00 pm ET on a business day are eligible for funding on the same day their applications are approved.

•Tech-driven decisioning. OppFi’s tech stack uses machine learning and real-time data analytics to generate credit decisions on behalf of bank partners. In contrast to traditional credit models, OppFi’s models do not take into account traditional credit scores and instead uses alternative data to assist in identifying borrowers who have the ability to repay.

•OppFi TurnUp Program. After an application is submitted, the OppFi TurnUp Program helps eligible applicants find more affordable credit options by checking the market voluntarily on their behalf for sub-36% APR products offered by third-party lenders through other platforms. If any lower cost products are identified, OppFi displays the offers from the applicable lenders and consumers can choose to finish their application at another lender’s website. At that point, the applicant leaves OppFi’s website. If no alternative credit options are available with an APR of less than 36%, the application is processed through OppFi’s underwriting platform which utilizes machine learning, bank-approved, proprietary algorithms. This process is designed to allow for maximum value and benefit to be realized by all parties.

•Loan flexibility. Loans through the OppFi platform are typically used to finance items such as car repairs, medical bills, housing costs, and education expenses. This flexibility helps foster loyalty as customers receive the help they need and the opportunity to rebuild their credit, with the goal of ultimately graduating to other credit products.
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
OppFi’s Competitive Advantages

Digitally-Native Solution

Consumers are increasingly shifting towards digital products and services. OppFi has successfully serviced the non-prime consumer with its fully digital platform, driven by a scalable and modern technology stack, as well as proprietary risk models that are continually developed through iterative data collection and analytics. This platform provides OppFi with exceptional scalability, cost efficiency, marketing effectiveness, customization, and a best-in-class customer experience. OppFi believes that this digital foundation creates a significant and durable advantage over sources of traditional loans who have been slow to adapt legacy technology into modern digitally native solutions, as well as higher-cost alternatives, such as bank overdraft fees, tribal lenders, payday and title loans, lease-to-own services.

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
Bank Partner Model

Bank partners use the OppFi platform to provide loan products to consumers where OppFi facilitates the process and the loan products are funded directly by the bank. OppFi exclusively utilized a bank partner model throughout the year ending December 31, 2024.

The bank partner model leverages OppFi’s marketing and servicing expertise and the banks’ broad national presence to facilitate credit access in 40 states, as of December 31, 2024. OppFi manages many aspects of the loan life cycle on behalf of its bank partners, including customer acquisition, underwriting and loan servicing. This relationship allows OppFi’s bank partners to leverage OppFi’s digital acquisition, machine learning underwriting and highly-rated customer service capabilities, which they would otherwise need to develop in-house. OppFi’s bank partners use their own capital to originate loans. OppFi’s bank partners are FinWise Bank (Finwise), First Electronic Bank (FEB), and Capital Community Bank (CCB).

OppFi’s bank partner FinWise began originating loans on the OppFi platform in January 2018, OppFi’s bank partner FEB began originating loans on the OppFi platform in May 2020 and OppFi’s bank partner CCB began originating loans on the OppFi platform in October 2020.

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

The economic difference to OppFi with respect to loans originated via the bank partnership model as compared to the direct origination model are immaterial and generally result from a minimal program fee paid to OppFi for each origination as well as increased compliance costs for OppFi, which collectively have an insignificant impact on OppFi’s customer lifetime value. OppFi has shifted to the bank partner model because its bank partners operate under federal law, which allows them to lend nationally based on their state domicile and facilitates a national product offering for the consumer while also streamlining regulatory requirements and compliance infrastructure.
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

Integrated and Efficient Multi-Channel Marketing Approach

OppFi utilizes an integrated multi-channel marketing strategy to reach potential customers. For the year ended December 31, 2024, approximately 20.9% of loans originated on the OppFi platform were generated by search engine optimization, email marketing, and customer referrals. In addition, approximately 69.5% of loans originated on the OppFi platform were derived through key strategic partners who are compensated with a negotiated fixed unit price per loan funded or fixed percent of principal dollars funded. Approximately 3.9% of loans originated on the OppFi platform were sourced from direct mail marketing channels. OppFi has created unique capabilities to effectively identify and attract qualified customers, which supports its long-term growth objectives at target customer acquisition costs. Marketing costs from OppFi’s strategic partner channel are based on fixed price agreements, while marketing costs for direct mail and other direct channels can vary based on the number of customers that ultimately apply and obtain loans. OppFi’s mix of new and refinanced loans also impacts its average acquisition cost. OppFi believes this approach allows it to focus on higher quality, lower cost customer acquisition while maximizing reach and enhancing awareness of OppFi’s platform. OppFi continues to invest in new marketing channels, which it believes will provide OppFi with further competitive advantages and support its ongoing growth.
Commitment to Customer Service

OppFi is nationally recognized for its exceptional customer service. OppFi maintained a 4.5/5.0 star rating on Trustpilot with more than 4,800 reviews, making OppLoans one of the top consumer-rated financial platforms online, and an A+ rating from the Better Business Bureau (BBB), as of December 31, 2024. In addition, OppFi has a Net Promoter Score (NPS) of 78 for the year ended December 31, 2024. Financial education is also important, which is why OppFi launched its own online portal, OppU, and collaborates with Zogo to deliver financial education through multiple platforms. Customers and non-customers can use both platforms to learn about building credit and budgeting, as well as how to better manage finances. OppFi continuously works to improve customer satisfaction by evaluating information from website analytics, customer surveys and Customer Advocate feedback. OppFi’s teams receive training on a regular basis and are monitored for quality assurance. OppFi believes customers who wish to access credit again via its platform, or who refer a potential customer to OppFi, often do so because of OppFi’s dedication to customer service and industry-leading product features and protections.
OppFi’s Growth Strategy

OppFi anticipates leveraging organic and inorganic opportunities to achieve long-term profitable growth. By leveraging its deep knowledge of the credit market for everyday Americans, OppFi believes it has a significant runway to further scale and gain market share for its core OppLoans platform by executing on its multi-channel marketing strategy that utilizes partners, affiliates, email, direct mail, referral, and SEO. OppFi also seeks to evaluate and test new products or features that can increase its reach to the 60 million U.S. consumers that face credit insecurity. OppFi is evaluating corporate development opportunities to diversify its overall business by potentially acquiring businesses in adjacent categories, inclusive of new customer types and new products that fit OppFi’s mission. OppFi expects to accelerate profitable growth by driving core product volume, serving more non-prime consumers with strategic marketing and credit enhancements, and expanding into new customer and product types via acquisitions such as its strategic acquisition of an equity interest in Bitty Holdings, LLC (“Bitty”), a small business credit access company, in 2024.
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
•Brand recognition and trust;
•Compelling loan offers from bank partners to consumers;
•Automated and user-friendly loan application process;
•Combination of technology and customer acquisition for bank partners;
•Constantly improving models;
•Cloud-native, multi-tenant architecture; and
•Robust and diverse loan funding program.

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
Government Regulation
OppFi and the loans made through its platform by its bank partners are subject to extensive and complex rules and regulations and examination by various federal, state and local government authorities. Failure to comply with any of the applicable rules and regulations may result in, among other things, revocation of required licenses or registration, loss of approved status, effective voiding or rescission of the loan contracts, reduction of allowable interest and fees, class action lawsuits, administrative enforcement actions and civil and criminal liability. While compliance with such requirements is at times complicated by OppFi’s novel business model and an evolving regulatory environment, OppFi believes it is, at a minimum, in substantial compliance with these rules and regulations.
Several state and federal agencies have the ability to regulate aspects of OppFi’s business. For example, the Consumer Financial Protection Bureau (“CFPB”) has regulatory and enforcement authority over OppFi and the Federal Trade Commission has jurisdiction to investigate aspects of its business, including with respect to marketing practices. The Dodd-Frank Act, as well as many state statutes, provide a mechanism for the CFPB and state attorneys general to investigate OppFi. In addition, as a result of OppFi’s relationships with its current bank partners, OppFi is subject to oversight by federal banking agencies, including the FDIC. As a service provider to banks, we are subject to examination and enforcement authority of the prudential bank regulators that supervise our bank partners under the Bank Service Company Act. Further, OppFi is subject to inspections, examinations, supervision and regulation by applicable agencies in each state in which OppFi is licensed. Regulatory oversight of OppFi’s business may change over time. By way of example, in California the DFPI is considered a “mini-CFPB” agency, because it seeks to emulate the CFPB with respect to its enforcement and supervisory capabilities as well as require additional state registration for certain covered persons. OppFi expects that regulatory examinations by both federal and state agencies will continue, and there can be no assurance that the results of such examinations will not have a material adverse effect on OppFi.
Below, OppFi summarizes several of the material federal lending, servicing and related laws applicable to its business. Many states have laws and regulations that are similar to the federal consumer protection laws referred to below, but the degree and nature of such laws and regulations, and their applicability to us and our products, vary from state to state.
Federal Lending and Related Laws
Truth in Lending Act
The Truth in Lending Act, or TILA, and Regulation Z, which implements it, require creditors to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions, and to comply with certain lending practice requirements and restrictions. These rules apply to loans facilitated through OppFi’s platform, and OppFi assists with compliance as part of the services OppFi provides to its bank partners. For closed-end credit transactions, required disclosures include, among others, providing the annual percentage rate, the finance charge, the amount financed, the number of payments, the amount of the monthly payment, the presence and amount of certain fees, and the presence of certain contractual terms. TILA also regulates the advertising of credit and gives borrowers, among other things, certain rights regarding updated disclosures and the treatment of credit balances. OppFi, on behalf of the applicable bank partner, provides applicants with a TILA disclosure when applicants complete their loan applications on its platform. If the applicant’s request is not fully funded and the applicant chooses to accept a lesser amount offered, OppFi provides an updated TILA disclosure on behalf of the applicable bank partner. OppFi also seeks to comply with TILA’s disclosure requirements related to credit advertising and, to the extent that OppFi holds or services loans, TILA’s requirements related to treatment of credit balances for closed-end loans. OppFi also can facilitate the origination of a limited number of credit card accounts through its platform. In connection with such accounts, TILA requires the provision of certain solicitation and account-opening disclosures. TILA also imposes requirements on the terms of credit card accounts, and the process of originating and servicing such accounts.

Equal Credit Opportunity Act
The Equal Credit Opportunity Act, or ECOA, and Regulation B, which implements it, prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age (provided that the applicant has the capacity to enter into a binding contract), religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or certain state laws. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants or engaging in certain loan-related practices, and from using advertising or making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply to bank partners for loans facilitated through its platform as well as to OppFi as a service provider that assists in the process. OppFi abides by policies and procedures implemented by its bank partners to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide applicants with timely notices of adverse action taken on credit applications, including disclosing to applicants who have been declined their rights and the reason for their having been declined. On behalf of its bank partners, OppFi provides prospective borrowers who apply for a loan through its platform but are denied credit with an adverse action notice in compliance with applicable requirements.
Fair Credit Reporting Act
The federal Fair Credit Reporting Act, or FCRA, as amended by the Fair and Accurate Credit Transactions Act, and Regulation V, which implements it, promotes the accuracy, fairness, and privacy of information in the files of consumer reporting agencies. FCRA requires consent or a permissible purpose to obtain a consumer credit report and requires that persons who report loan payment information to credit bureaus do so accurately and resolve disputes regarding reported information timely. FCRA also imposes disclosure requirements on creditors who take adverse action on credit applications based on information contained in a credit report.
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
Fair Debt Collection Practices Act
The federal Fair Debt Collection Practices Act, or FDCPA, and Regulation F, which implements it, provides guidelines and limitations on the conduct of certain debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing or abusive conduct in the course of debt collection. The FDCPA primarily applies to third-party debt collectors, meaning parties collecting on behalf of another, and debt collection laws of certain states also impose similar requirements more broadly on creditors who collect their own debts. In addition, the CFPB prohibits unfair, deceptive or abusive acts or practices, or UDAAPs in debt collection, including first-party debt collection. Similarly, the Federal Trade Commission (“FTC”), prudential banking regulators, and states prohibit unfair or deceptive acts or practices, or UDAP, in debt collection, including first-party debt collection. In addition, on October 30, 2020, the CFPB issued a final rule implementing requirements of the FDCPA and a second final rule on debt collection focused on consumer disclosures on December 18, 2020, which took effect on November 30, 2021. The CFPB also issued a second final rule on debt collection focused on consumer disclosures on December 18, 2020, which also took effect on November 30, 2021. OppFi uses its internal collection team and professional third-party debt collection agents to collect delinquent accounts. Any third-party debt collection agents OppFi uses are required to comply with the FDCPA and all other applicable laws in collecting delinquent accounts of borrowers. While its internal servicing team is not subject to the formal requirements of the FDCPA in most cases, OppFi has established policies intended to substantially comply with the collection practice requirements under the FDCPA as a means of complying with more general UDAAP/UDAP standards.

Privacy and Data Security Laws
The federal Gramm-Leach-Bliley Act, or GLBA, and Regulation P, which implements it, includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, requires financial institutions to provide consumers with an opportunity to opt out of information sharing with certain nonaffiliated third parties, and requires financial institutions to provide privacy policies with disclosures concerning the collection and use of nonpublic personal information as well as with respect to information sharing practices with affiliated and unaffiliated entities. The GLBA also requires financial institutions to implement administrative, technical, and physical safeguards to ensure the confidentiality, integrity, security, and proper disposal of nonpublic personal information. OppFi collects and uses a wide variety of information to help ensure the integrity of its services and to provide features and functionality to its customers. This aspect of OppFi’s business, including the collection, use, and protection of the information OppFi acquires from its own services as well as from third-party sources, is subject to laws and regulations in the United States. Accordingly, OppFi publishes its privacy policies and terms of service, which describe its practices concerning the use, transmission, and disclosure of information. OppFi has a detailed privacy policy, which is designed to comply with GLBA and is accessible from every page of its website. OppFi maintains consumers’ personal information securely, and OppFi does not sell, rent or share such information with third parties for marketing purposes unless previously agreed to by the consumer. In addition, OppFi takes measures to safeguard the personal information of borrowers and investors and protect against unauthorized access to this information. As OppFi’s business continues to expand, and as state and federal laws and regulations continue to be passed and their interpretations continue to evolve, additional laws and regulations may become relevant to OppFi.
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
The CFPB has imposed restrictions on lending practices. OppFi and its bank partners are subject to the CFPB’s enforcement authority. The CFPB may request reports concerning OppFi’s organization, business conduct, markets and activities. In addition, the CFPB may, in connection with its supervisory authority, also conduct on-site examinations of its and its bank partners’ businesses on a periodic basis, subject to whether the applicable bank partner satisfies the assets threshold for CFPB supervision. If the CFPB were to conclude that OppFi’s loan origination assistance or servicing activities, or any loans originated by its bank partners on its platform, violate applicable consumer protection laws or regulations, OppFi could be subject to a formal or informal inquiry, investigation and/or enforcement action. Formal enforcement actions are generally made public, which carries reputational risk. As of the date hereof, OppFi is not subject to any enforcement actions by the CFPB.
For more information regarding the CFPB and the CFPB rules to which OppFi is subject or may become subject, see “Risk Factors” included elsewhere in this report.
Federal Trade Commission Act
Under Section 5 of the Federal Trade Commission Act, OppFi and its bank partners are prohibited from engaging in unfair and deceptive acts and practices. The FTC is an active regulator in enforcing this prohibition, and in recent years the FTC has been focused on practices of nonbank financial institutions. For instance, in April 2019, the FTC announced a settlement with an another online platform in connection with claims concerning alleged unfair or deceptive practices regarding methods for making payments, crediting payments, paying off loans in full, and taking unauthorized payments, and alleged violations of the Telemarketing Sales Rule, and the Electronic Fund Transfer Act relating to the methods consumers could use to make loan payments.

Electronic Fund Transfer Act and NACHA Rules
The federal Electronic Fund Transfer Act, or EFTA, provides guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts. Under EFTA, and Regulation E that implements it, OppFi must obtain consumer consents prior to receiving preauthorized electronic transfer of funds from consumers’ bank accounts, and its bank partners may not condition an extension of credit on the borrower’s agreement to repay the loan through preauthorized (recurring) electronic fund transfers. In addition to compliance with federal laws, transfers performed by ACH electronic transfers are subject to detailed timing and notification rules and guidelines administered by NACHA. While NACHA guidelines are not laws, failure to comply with them may nevertheless result in commercial harm to OppFi’s business. OppFi has designed its processes with the intent of ensuring all transfers of funds related to its operations conform to the EFTA, its regulations and NACHA guidelines. As part of OppFi’s servicing activities, OppFi obtains necessary electronic authorization from borrowers and investors for such transfers in compliance with applicable rules. The loans offered on OppFi’s platform by its bank partners must also comply with the requirement that a loan cannot be conditioned on the borrower’s agreement to repay the loan through preauthorized (recurring) electronic fund transfers.
Electronic Signatures in Global and National Commerce Act
The federal Electronic Signatures in Global and National Commerce Act, or ESIGN, and similar state laws, particularly the Uniform Electronic Transactions Act, or UETA, authorize the creation of legally binding and enforceable agreements utilizing electronic signatures. ESIGN also requires businesses that want to provide electronic disclosures of records that are required by law to be provided in writing to provide disclosures to consumers and obtain consumer’s consent. When a consumer registers on its platform, OppFi obtains his or her consent to transact business electronically, receive electronic disclosures and maintain electronic records in compliance with ESIGN and UETA requirements, and OppFi maintains electronic signatures and records in a manner intended to support enforceability of relevant consumer agreements and consents.
Federal Telephone and Email Marketing Regulations
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
Servicemembers Civil Relief Act
Under the Servicemembers Civil Relief Act, or SCRA, there are limits on interest rates chargeable to military personnel and civil judicial proceedings against them, and there are limitations on the ability to collect on a loan to servicemembers on active duty originated prior to the servicemember entering active duty status and, in certain cases, for a period of time thereafter. The SCRA allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires OppFi to adjust the interest rate charged on loans to borrowers who qualify for and request relief. If a borrower with an outstanding loan qualifies for SCRA protection the interest rate on their loan (including most fees) will be reduced to 6% for the duration of the borrower’s active duty. During this period, any interest holder in the loan will not receive the difference between 6% and the loan’s original interest rate. In compliance with SCRA, OppFi requires the borrower to send it a written request and a copy of the borrower’s mobilization orders to obtain an interest rate reduction on a loan due to military service. Other protections offered to servicemembers under the SCRA, including protections related to the collection of loans, do not require the servicemember to take any particular action, such as submitting military orders, to claim benefits.

Military Lending Act
Under the Military Lending Act, certain members of the armed forces serving on active duty and their dependents must be identified and be provided with certain protections when becoming obligated on a consumer credit transaction. These protections include: a limit on the Military Annual Percentage Rate of 36%, certain required disclosures before origination, a prohibition on charging prepayment penalties and a prohibition on arbitration agreements and certain other loan agreement terms. As part of the services OppFi provides, OppFi ensures compliance with the requirements of the Military Lending Act, where applicable.
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
The CFPB rescinded portions of the rule requiring an ability-to-pay determination in 2020. In October 2022, the Fifth Circuit Court of Appeals issued its opinion in Community Financial Services Association of America, et al. v. CFPB (CFSA v. CFPB) invalidating the CFPB’s Payday, Vehicle-Title, and Certain High-Cost Installment Loans rule (Small-Dollar Rule). The three-member panel decision called into question the future viability of the CFPB by declaring unconstitutional the regulator’s funding mechanism. The CFPB appealed the case to the United States Supreme Court, which heard oral arguments in October 2023. The United States Supreme Court ruled in May 2024 that the funding mechanism of the CFPB was constitutional and the court remanded the case to the Fifth Circuit. The Fifth Circuit Court of Appeals then denied a request by the CFSA to hold a rehearing and clarified that the rule will go into effect on March 30, 2025.
It is possible the rule, when enforced, could impact OppFi’s business or require it to obtain additional borrower consents or make additional disclosures on behalf of its bank partners. Also, if the ability-to-pay determination is re-inserted by the CFPB, OppFi could be required to take additional actions in connection with loan transactions made on behalf of its bank partners.

State Lending Regulations
State Usury Limitations
Many states and territories have laws that limit the interest rate and fees that a lender may charge (i.e., usury laws), particularly with regard to non-bank lenders. With respect to bank partners that are FDIC-insured, state banks originating loans on our platform, which represent the vast majority of loans originated or national banks or federal savings banks originating loans on our platform, federal case law and relevant regulatory guidance (including FDIC advisory opinion 92-47) permit depository institutions to “export” the interest rates and certain fees considered to be “interest” under federal law permitted from the state or U.S. territory where the bank is located for all loans originated from such state, regardless of the usury limitations imposed by the state law of the borrower’s residence.
As noted in the “We are subject to or facilitate compliance with a variety of federal, state, and local laws, including those related to consumer protection, privacy and loan financings, and if we fail to comply with such laws, our business could be adversely affected” risk factor, certain states have or are considering opting out of the Depository Institutions Deregulation and Monetary Control Act of 1980 with the intended effect of preventing state-charted banks, such as OppFi’s bank partners, from exporting interest rates and fees from their home state to the respective state and subjecting loans made by such banks to the respective state’s usury law. If a loan made through OppFi’s platform by a bank partner were deemed for any reason to be subject to the usury laws of a state or U.S. territory where a borrower is located rather than the bank partner’s home state, OppFi, its bank partners, or subsequent holders of such loans could become subject to fines, penalties and possible forfeiture of amounts charged to borrowers, and be required to adjust the terms of loans to borrowers in such states on a forward-going basis, including loans that have already been originated. Moreover, OppFi could decide not to permit bank partners to originate loans in that jurisdiction through its platform or its bank partners or loan investors could choose not to continue doing business with OppFi in such jurisdiction or more broadly, all of which could adversely impact OppFi’s growth
There have also been recent judicial decisions that could affect the collectability of loans sold by OppFi’s bank partners after origination and the exposure of loan purchasers to potential fines or other penalties for usury violations. See the section titled “Risk Factors” for more information about recent case law developments.
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
State Licensing/Registration
OppFi holds licenses, registrations, and similar filings so that OppFi can conduct business, including providing referral services and origination assistance to lenders on its platform and servicing and collecting loans, in all states and the District of Columbia where its activities require such licensure, registration or filing. Licenses granted by the regulatory agencies in various states are subject to periodic renewal and may be revoked or suspended for failure to comply with applicable state and federal laws and regulations. In addition, as the product offerings of OppFi or its bank partners change, as states enact new licensing requirements or amend existing licensing laws or regulations, or as states regulators or courts adjust their interpretations of licensing statutes and regulations, OppFi may be required to obtain additional licenses. OppFi is also typically required to complete an annual report (or its equivalent) to each state’s regulator where it is licensed, registered, or has made a similar filing. In states where OppFi is licensed, registered, or made a similar filing, the state statutes requiring such also typically subject OppFi to the supervisory and examination authority of state regulators.
State licensing statutes impose a variety of requirements and restrictions, including:
•record-keeping requirements;
•restrictions on collection and servicing practices;
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
Employees and Human Capital
OppFi believes it has built something very special in terms of its company culture. Building a great place to work for the best talent was a priority for OppFi from day one. It is not an accident that OppFi has received numerous best places to work awards in its Chicago headquarters.
The members of OppFi’s management team reflect the communities we serve, with varying ethnicities, educational backgrounds, genders, ages, religions, physical appearances and numerous other traits. As the focal point of its human capital strategy, OppFi attracts and recruits exceptionally talented, experienced and motivated employees.
As of December 31, 2024, OppFi had approximately 445 full-time employees. OppFi also engages contractors and consultants as needed to support its operations. None of OppFi’s employees are represented by a labor union or subject to a collective bargaining agreement. OppFi has not experienced any work stoppages, and OppFi considers its relations with its employees to be good.
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
•    decreased demand for loans as a result of increased savings or income or as a result of higher interest rates could result in a loss of revenues or decline in profitability if we are unable to successfully adapt to such changes;
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
•    substantially all of our revenue is derived from a single loan product, and it is thus particularly susceptible to fluctuations in the unsecured personal loan market. We also do not currently offer a broad suite of products that bank partners or consumers may find desirable;
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
•    we have entered into, and may in the future enter into, joint venture or other minority investments that could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners, and other uncertainties outside of our control;
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
•    cybersecurity attacks or technology systems failures could disrupt business operations, result in breaches of borrowers’ confidential information that we store and expose us to significant liabilities, reputational damage, loss of customers, and regulatory action;
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
We have grown rapidly over the last several years, and our recent revenue growth rate and financial performance may not be indicative of our future performance. For the years ended December 31, 2022, 2023 and 2024, our revenue was approximately $452.9 million, $508.9 million and $526.0 million, respectively, representing year-over-year revenue growth of approximately 12% from 2022 to 2023 and 3% from 2023 to 2024. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates may slow, or our revenue may decline, in future periods for a number of reasons, which may include slowing demand for our platform offerings and services, increasing competition, a decrease in the growth of the overall credit market, changes in the regulatory environment, which could lead to increasing regulatory costs and challenges, and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by our machine learning models and our continued improvements to our machine learning models. Future incremental improvements to our machine learning models may not lead to the same level of growth as in past periods. In addition, we believe our growth over the last several years has been driven in part by our ability to rapidly streamline and automate the loan application and origination process on our platform. For the years ended December 31, 2022, 2023 and 2024, our auto-approval rate was approximately 51.6%, 71.9% and 76.5%, respectively, representing a year-over-year increase of approximately 39.4% from 2022 to 2023 and 6.3% from 2023 to 2024. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on how we define auto-approval rate. We expect the auto-approval rate on our platform to level off and remain relatively constant in the long term, and to the extent we expand our loan offerings beyond unsecured personal loans, we expect that such percentage may decrease in the short term. As a result of these factors, our revenue growth rates may slow, and our financial performance may be adversely affected.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.
Over the last several years, we have experienced rapid growth and fluctuations in our business and the total net originations on our platform, and we expect to continue to experience growth and fluctuations in the future. For the years ended December 31, 2022, 2023 and 2024, total net originations on our platform were approximately $752.9 million, $747.8 million, $801.5 million, respectively, representing a year-over-year decrease of approximately 0.7% from 2022 to 2023 and a year-over-year increase of approximately 7.2% from 2023 to 2024. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on how we define total net originations. This rapid growth has placed, and may continue to place, significant demands on our management, processes and operational, technological and financial resources. Our ability to manage our growth effectively and to integrate new employees and technologies into our existing business will require us to continue to retain, attract, train, motivate and manage employees and expand our operational, technological and financial infrastructure. Continued growth could strain our ability to develop and improve our operational, technological, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Any of the foregoing factors could negatively affect our business, financial condition and results of operations.
We may not be able to maintain or increase our profitability in the future.
For the years ended December 31, 2022, 2023 and 2024, we experienced net income of approximately $3.3 million, $39.5 million and $83.8 million, respectively, representing a year-over-year increase of approximately 1,082% from 2022 to 2023 and a year-over-year increase of approximately 112% from 2023 to 2024. We intend to continue to expend significant funds to continue to develop and improve our proprietary machine learning models, improve our marketing efforts to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions, including economic slowdowns, interest rate changes, recessions, inflation and tightening of credit markets, poor performance of loan vintages, and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or improving profitability on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
•    general economic conditions, including economic slowdowns, recessions or tightening of credit markets, including due the failures of banks or other financial institutions;
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
•    network outages or actual or perceived cybersecurity breaches;
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
Our ability to attract customers to our platform and increase the number of loans facilitated on our platform will depend in large part on our ability to effectively evaluate a borrower’s creditworthiness and likelihood of default and, based on that evaluation, offer on behalf of our bank partners competitively priced loans and higher approval rates. Further, our overall operating efficiency and margins will depend in large part on our ability to maintain a high degree of automation in the loan application process and achieve incremental improvements in the degree of automation. If our models fail to adequately predict the creditworthiness of borrowers due to the design of our models or programming or other errors, and our models do not detect and account for such errors, or any of the other components of our credit decision process fails, we and our bank partners may experience higher than forecasted loan losses. Any of the foregoing could result in sub-optimally priced loans, incorrect approvals or denials of loans, or higher than expected loan losses, which in turn could adversely affect our ability to attract new borrowers and bank partners to our platform, increase the number of loans facilitated on our platform or maintain or increase the average size of loans facilitated on our platform.
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
Approximately 98% and 100% of our net originations were generated from loans originated by our bank partners and facilitated by our platform in the years ended December 31, 2023 and December 31, 2024, respectively. Our primary bank partners FinWise, First Electronic Bank (“FEB”) and Capital Community Bank (“CCB”) began originating loans on the OppFi platform in January 2018, May 2020 and October 2020, respectively. FinWise accounted for approximately 34.2% and 31.8% of the net originations facilitated by our platform during the years ended December 31, 2023 and 2024, respectively, and similar percentages of our net revenues. FEB accounted for approximately 45.2% and 30.3% of the net originations facilitated by our platform during the years ended December 31, 2023 and 2024, respectively, and similar percentages of our net revenues. CCB accounted for approximately 18.3% and 37.9% of the net originations facilitated by our platform during the years ended December 31, 2023 and 2024, respectively, and similar percentages of our net revenues. Our bank partners retain a certain portion of the economic interests in these originated loans on their own balance sheets and sell participation rights in the remainder of the economic interests in these originated loans to us, which we in turn sell to our special purpose finance entities.
We have entered into separate agreements with each of our three primary bank partners. Our agreements with our bank partners are nonexclusive, generally have 60-month terms and certain agreements automatically renew, subject to certain early termination provisions and minimum fee amounts, and do not include any minimum origination obligations or origination limits. The current term of our agreements with FinWise, FEB and CCB expire on February 1, 2026, November 1, 2025, and April 17, 2025, respectively, unless renewed.

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

Many factors, including factors that are beyond our control, may impact our results of operations or financial condition and our overall success by affecting a borrower’s willingness to incur loan obligations or willingness or capacity to make payments on their loans. These factors include interest rates, levels of inflation, unemployment levels, conditions in the housing market, immigration policies, gas prices, energy costs, government shutdowns, trade wars and delays in tax refunds, as well as events such as natural disasters, acts of war, terrorism, catastrophes and the global or national outbreak of an illness or other communicable disease, or any other public health crisis. Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets, historically have created a difficult operating environment for our industry.
Many new consumers on our platform have limited or no credit history. Accordingly, such borrowers have historically been, and may in the future become, disproportionately affected by adverse macroeconomic conditions, such as the aforementioned events that have occurred or may occur again in the future.
In addition, major medical expenses, divorce, death or other issues that affect borrowers could affect a borrower’s willingness or ability to make payments on their loans. Increasing inflation and interest rates may also cause borrowers to allocate more of their income to necessities, thereby potentially increasing their risk of default by reducing their ability to make loan payments. If borrowers default on loans facilitated on our platform, the cost to service these loans may also increase without a corresponding increase in our servicing fees or other related fees and the value of the loans held on our balance sheet could decline. Higher default rates by these borrowers may lead to lower demand by our bank partners and institutional investors to fund loans facilitated by our platform, which would adversely affect our business, financial condition and results of operations. If we are unable to improve our machine learning platform to account for events outside of our control and any resulting rise in the delinquency rate of loans facilitated on our platform, or if our machine learning platform is unable to more successfully predict the creditworthiness of potential borrowers compared to other lenders, then our business, financial condition and results of operations could be adversely affected.
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
The extent to which any certain macroeconomic event impacts our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted. An extended period of economic disruption as a result of any certain macroeconomic event could have a material negative impact on our business, results of operations and financial condition. To the extent such an event adversely affects our business and financial results, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Decreased demand for loans, including as a result of increased savings or income, could result in a loss of revenues or decline in profitability if we are unable to successfully adapt to such changes.
The demand for the loan products facilitated on our platform in the markets we serve could decline due to a variety of factors, such as regulatory restrictions that reduce borrower access to particular products, the availability of competing or alternative products, increases in interest rates, or changes in borrowers’ financial conditions, particularly increases in income or savings, such as recent government stimulus programs. For instance, an increase in state or federal minimum wage requirements, a decrease in individual income tax rates or an increase in tax credits, could decrease demand for our loans. Additionally, a change in focus from borrowing to saving would reduce demand. Should we fail to adapt to a significant change in borrowers’ demand for, or access to, the loan products facilitated on our platform, our revenues could decrease significantly. Even if we make adaptations or introduce new products to fulfill borrower demand, borrowers may resist or may reject products whose adaptations make them less attractive or less available. Such decreased demand could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
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
Substantially all of our revenue is derived from a single loan product, and we are thus particularly susceptible to fluctuations in the unsecured personal loan market. We also do not currently offer a broad suite of products that bank partners and consumers may find desirable.

While we previously expanded the type of loan products offered on our platform to include SalaryTap, our payroll deduction secured installment loan product, and our OppFi Card credit card product, applications for new SalaryTap loans or OppFi Card accounts are not currently being accepted on our platform. All loan originations facilitated through our platform are currently unsecured personal installment loans. The market for unsecured personal loans has grown rapidly in recent years, and it is unclear to what extent such market will continue to grow, if at all. A wide variety of factors could impact the market for unsecured personal loans, including macroeconomic conditions, competition, regulatory developments and other developments in the credit market. For example, FICO has changed its methodology in calculating credit scores in a manner that potentially penalizes borrowers who take out personal loans to pay off or consolidate credit card debt. This change could negatively affect the overall demand for personal loans. Our success will depend in part on the continued growth of the unsecured personal loan market, and if such market does not further grow or grows more slowly than we expect, our business, financial condition and results of operations could be adversely affected.
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
For the years ended December 31, 2022, 2023 and 2024 we experienced losses, which we refer to as net charge-offs, as a percentage of average receivables on the installment loans portfolio of 61.9%, 55.4% and 51.4%, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on net charge-offs as a percentage of average receivables. When a loan facilitated on our platform is charged off, the cost to service these loans may increase without a corresponding increase in our servicing fees or other related fees and the value of the loans held on our balance sheet may decline. Higher default rates may also lead to lower demand by our bank partners and capital sources to fund loans facilitated by our platform, which would adversely affect our business, financial condition and results of operations.
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
We may develop new loan products in the future. New initiatives are inherently risky, as each involves unproven business strategies, new regulatory requirements and new financial products and services with which we, and in some cases our bank partners, have limited or no prior development or operating experience. Launching new products can be capital intensive, and it can take time to determine both an appropriate market fit and profitable unit. New products, once launched, may never achieve scale in a target market or achieve significant profitability, such as our SalaryTap loans or OppFi Card products for which new applications are not currently being accepted.
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
For example, consumer advocacy groups, politicians and certain government and media reports have, in the past, advocated governmental action to prohibit or severely restrict consumer loan arrangements where banks contract with a third- arty platform such as ours to provide origination assistance services to bank customers. Such criticism has frequently been levied in the context of payday loan marketers, though other entities operating programs through which loans similar to loans facilitated on our platform are originated have also faced criticism. The perceived improper use of a bank charter by these entities has been challenged by both governmental authorities and private litigants, in part because of the higher rates and fees a bank is permitted to charge consumers relative to non-bank lenders. State regulators have made statements in the past threatening regulatory action against us related to loans originated on our platform by state chartered-banks, and such statements and the perception of possible regulatory action could adversely affect our reputation and the willingness of bank partners to originate loans on our platform. Bank regulators have also required banks to exit third-party programs that the regulators determined involved unsafe and unsound practices or present other risks to the bank. We believe the payday or “small-dollar” loans that have been subject to more frequent criticism and challenge are fundamentally different from loans facilitated on our platform in many ways, including that loans facilitated on our platform typically have lower interest rates, longer terms and amortize over their life. If we are nevertheless associated with such payday or small-dollar consumer loans, or if we are associated with increased criticism of non-payday loan programs involving relationships between bank originators and specialty finance platforms and program managers, demand for loans facilitated on our platform could significantly decrease, which could cause our bank partners to reduce their origination volumes or terminate their arrangements with us, impede our ability to attract new bank partners or delay the onboarding of bank partners, impede our ability to attract capital sources or reduce the number of potential borrowers who use our platform. Any of the foregoing could adversely affect our results of operations and financial condition.
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

Cybersecurity attacks or technology failures could disrupt business operations, result in breaches of borrowers’ confidential information that we store and expose us to significant liabilities, reputational damage, loss of customers and regulatory action.
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. We have made commitments to our bank partners as it relates to data security and information technology. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is large and complex, with many points of entry and access. While all information technology operations are inherently vulnerable to inadvertent or intentional cybersecurity breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, bank partners, loan investors or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Further, our shift to a more flexible remote working environment could increase the risk of a cybersecurity breach. Significant disruptions of our bank partners’ and third-party vendors’ and/or other business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us.
Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. Further, the rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks. In addition, many governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity following a breach, which may cause borrowers and potential borrowers to lose confidence in the effectiveness of our data security measures on our platform. Any security breach, whether actual or perceived, would harm our reputation and ability to attract new borrowers to our platform.
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

We have entered into, and may in the future enter into, joint venture or other minority investments that could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners, and other uncertainties outside of our control.

From time to time, the Company may make minority investments in the equity securities of companies that we do not control, including the Company’s investment in Bitty Holdings, LLC. Minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the minority investment.

To the extent we hold only a minority equity interest in a company, we may lack affirmative control rights, which may diminish our ability to influence the company’s affairs in a manner intended to enhance the value of our investment in the company. We could incur losses if the majority stakeholders or the management of the company takes risks or otherwise acts in a manner that does not serve our interests. In addition, we could be subject to reputational harm if the company in which the investment is made makes business, financial or management decisions with which we do not agree. These circumstances could also lead to disputes and litigation with management or employees of the company in which the investment is made, or its other stockholders.

In most cases, the companies in which we make investments will have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, which rank senior to our investment. We also may make investments in early-stage companies that depend on venture funding and are not profitable. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of debt instruments and securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment.

We may also enter into separate commercial arrangements with these companies, whether before, concurrently with, or after making a the minority investment. In certain cases, the commercial arrangement may be a driving factor behind our investment. We cannot assure you that that the commercial arrangement will further our business strategy as we expected. We may not realize all the economic benefits expected from the commercial agreement or realize the expected return on our investments.

We face increased competition within our industry and risks concerning innovation and emerging technologies, including artificial intelligence and increasing customer demand for machine learning technologies.

We may face increased competition due to the rapid development and rising use of digital, artificial intelligence and machine learning technologies. Failure to early adopt and incorporate such technologies to improve loan performance and customer experience and support may put us at a long-term competitive disadvantage.
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
In addition, loan servicing is a highly regulated activity. Errors in our servicing activities or failures to comply with our servicing obligations could affect our internal and external reporting of the loans that we service, adversely affect our business and reputation and expose us to liability to borrowers, bank partners or capital sources. In addition, the new presidential administration will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over our industry and the laws and regulations governing these activities are subject to change. If we are unable to comply with such laws and regulations, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by regulatory agencies, or become subject to sanctions or litigation, which may have an adverse effect on our ability to perform our servicing obligations or make our platform available to borrowers in particular states. Any of the foregoing could adversely affect our business, financial condition and results of operations.
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

We may face disruptions with the development and implementation of our new loan management software system which could adversely affect our business operations and financial performance.

We are in the process of developing a new loan management software system, which we currently plan to implement during the second half of 2025. While we believe that this new system will enhance our loan processing capabilities and improve overall efficiency, there are several risks associated with its development and implementation that could materially and adversely affect our business, financial condition and results of operations.

For example, the development of new software involves complex technical challenges and requires significant investment of time and resources. Any unforeseen technical issues or delays in the development process could result in increased costs and delays in the implementation timeline. If we are unable to allocate sufficient resources or if the project requires more resources than anticipated, it could impact our other business operations and initiatives and financial performance.

Once ready, we could also face challenges with integrating the new software into our existing systems and processes. Any difficulties in integration could lead to operational disruptions, data inconsistencies, or system downtime. Successful implementation of the new software also requires comprehensive training for our employees and possibly our customers and/or bank partners. If our employees, customers, or bank partners are unable to effectively use the new system, it could lead to decreased productivity and customer dissatisfaction.

In addition, the new software will handle sensitive customer information and must comply with all applicable regulatory requirements. Any vulnerabilities in the software could expose us to data breaches, cyber-attacks, or other security incidents, which could result in significant legal and financial repercussions. Any failure to ensure compliance could result in regulatory actions, fines, or other penalties. See the section titled “Risk Factors — “Cybersecurity attacks or technology failures could disrupt business operations, result in breaches of borrowers’ confidential information that we store and expose us to significant liabilities, reputational damage, loss of customers and regulatory action” for further discussion of cybersecurity risks.

In light of these risks, there is no guarantee that the new software will achieve the anticipated benefits or generate the expected return on investment. If the software does not perform as expected, it could adversely affect our profitability and could have a material adverse effect on our business, financial condition, and results of operations.

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
In particular, specialty finance programs that involve originations by a bank in reliance on origination-related services being provided by specialty finance platforms and/or program managers are subject to potential litigation and government enforcement claims based on “rent-a-charter” or “true lender” theories, particularly where such programs involve the subsequent sale of such loans or interests therein to the platform. See the section titled “Risk Factors —If loans facilitated through our platform for one or more bank partners were subject to successful challenge that the bank partner was not the “true lender,” such loans may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations” below. In addition, loans originated by banks (which are exempt from certain state requirements), followed by the sale, assignment, or other transfer to non-banks of such loans or interests therein are subject to potential litigation and government enforcement claims based on the theory that transfers of loans from banks to non-banks do not transfer the ability to enforce contractual terms such as interest rates and fees which banks may charge, but non-banks may not. See “—If loans originated by us or loans originated by our bank partners were found to violate the laws of one or more states, whether at origination or after sale by the originating bank partner, loans facilitated through our platform may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations” below. If we were subject to such litigation or enforcement, then any unfavorable results of pending or future legal proceedings may result in contractual damages, usury related claims, fines, penalties, injunctions, the unenforceability, rescission, modification, or other impairment of loans originated on our platform or other censure that could have an adverse effect on our business, results of operations and financial condition. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition, reputation and results of operations.
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
Our success will depend, in part, on our ability to grow our business. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In the future, we may acquire, assets or businesses. The risks we face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•utilization of our financial resources for acquisitions or investments that may fail to realize the anticipated benefits;
•inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;
•coordination of technology, product development and sales and marketing functions and integration of administrative systems;
•transition of the acquired company’s borrowers to our systems;
•retention of employees from the acquired company;
•regulatory risks, including maintaining good standing with existing regulatory bodies or receiving any necessary approvals, as well as being subject to new regulators with oversight over an acquired business;
•attracting financing;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•potential write-offs of loans or intangibles or other assets acquired in such transactions that may have an adverse effect on our results of operations in a given period;
•liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

•assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property or increase our risk for liability; and
•litigation, regulatory criticisms, customer claims or other liabilities in connection with the acquired company.
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

We began utilizing the fair value option for our finance receivables effective January 1, 2021. The fair values of our finance receivables are determined using discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Valuations are highly dependent upon the reasonableness of our assumptions and estimates and the predictability of the relationships that drive the results of our valuation methodologies. A variety of factors including, but not limited to, estimated customer default rates, the timing of expected payments, utilization rates on our line of credit accounts, estimated costs to service the finance receivables, prepayment rates, discount rates, and valuations of comparable portfolios may ultimately affect the fair values of our loans and finance receivables. Modifications to our assumptions due to the passage of time and more information becoming available could result in material changes to our fair value calculations. These changes to fair value could adversely affect our results of operations. Additionally, under the fair value option, these changes are generally recorded directly to the income statement, which may make our financial statements less comparable to others in the industry that do not record their loan balances under the fair value option.
If we are unable to maintain proper and effective internal control over financial reporting as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our securities may decline.
We have, in the past, and may, in the future, conclude that our internal control over financial reporting is not effective due to the presence of significant deficiencies and material weakness.
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
We previously identified a material weakness in our internal control over financial reporting relating to information technology general controls (“ITGCs”) associated with our financially relevant information systems. We determined that the Company’s user access controls designed to ensure appropriate segregation of duties, adequate restriction of users and privileged access to our financially relevant information systems were not operating effectively and that the Company’s user access control designed to ensure appropriate segregation of duties was also not designed effectively. Due to the material weaknesses in our internal control over financial reporting, we concluded our disclosure controls and procedures were not effective as of December 31, 2023. While this material weakness has been remediated, other weaknesses in our disclosure controls and procedures and internal control over financial reporting have been discovered in the past and may be discovered in the future.
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
As a result of the material weakness previously identified in our financial reporting, the restatement of certain of our financial statements, the change in accounting for our diluted earnings per share, and other matters, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement of our financial statements, material weaknesses in our internal control over financial reporting, and the preparation of our financial statements. We have no knowledge of any such litigation or dispute resulting from the material weakness in our internal control over financial reporting. However, we can provide no assurance that litigation or disputes will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business.
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, market risk, liquidity risk, strategic risk, operational risk, cybersecurity risk and reputational risk. Credit risk is the risk of loss that arises when a loan obligor fails to meet the terms of a loan repayment obligation, the loan enters default, and if uncured results in financial loss of remaining principal and interest to the investor. Our exposure to credit risk mainly arises from the loans or participation interest we acquire that are originated through our platform. Market risk is the risk of loss due to changes in external market factors, such as interest rates, asset prices, and foreign exchange rates. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations (e.g., current and future cash flow needs) and support business growth. We actively monitor our liquidity position. Strategic risk is the risk from changes in the business environment, ineffective business strategies, improper implementation of decisions or inadequate responsiveness to changes in the business and competitive environment.
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
A significant number of consumers that apply for a loan on Opploans.com learn about and access Opploans.com through the website of a loan aggregator, typically with a hyperlink from such loan aggregator’s website to a landing page on our website. For example, in 2022, 2023 and 2024, approximately 22.8%, 21.3% and 25.3%, respectively, of our net loan issuances were derived from traffic from our top three loan aggregators. Our agreements with these loan aggregators generally provide that either party may terminate the agreement immediately upon a material breach of any provision of the agreement or at any time, with or without cause, by providing advance written notice. Even during the term of the agreements, loan aggregators may not be required to display offers from Opploans.com or prohibited from working with our competitors or from offering competing services. There is also no assurance that our top loan aggregators will continue to contract with us on commercially reasonable terms or at all.
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
In addition, the limited information such loan aggregators collect from applicants does not always allow us to offer rates to applicants that we would otherwise be able to on behalf of our bank partners through direct applicant traffic to Opploans.com. Typically, the rates offered to borrowers who come to Opploans.com directly are lower and more competitive than those rates offered through aggregators. In the event we do not successfully optimize direct traffic, our ability to attract borrowers would be adversely affected.
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
The CFPB and the prudential bank regulators have also issued regulatory guidance that has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, both in the context of managing risk generally and more specifically managing risk from the use of models, thus increasing the scope of management involvement in connection with using third-party vendors. Moreover, if regulators conclude that we or our bank partners have not met the standards for oversight of our third-party vendors or their third-party vendors, our bank partners could terminate their relationship with us or we or our bank partners could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have an adverse effect on our business, financial condition and results of operations.
In addition, as a service provider to banks, under the Bank Service Company Act we are subject to examination and enforcement authority of the prudential bank regulators that supervise our bank partners. If we fail to comply with requirements applicable to us by applicable law or contract, our bank partners could terminate their relationship with us or we or our bank partners could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have an adverse effect on our business, financial condition and results of operations.
If loans originated by our bank partners were found to violate the laws of one or more states, whether at origination or after sale of participation rights by the originating bank partner, loans facilitated through our platform may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations.
When establishing the interest rates and fees (including the amounts of certain fees constituting interest under federal banking laws related to interest rate exportation, such as origination fees, late fees and non-sufficient funds fees) that are charged to borrowers on loans originated through our platform and how such interest rates and fees are structured, our bank partners rely on certain authority under federal law to export the interest rate and fees permitted by the state where each bank partner is located to borrowers in other states. Further, certain of our bank partners and capital sources rely on the ability of subsequent holders of loans to continue charging such rates and fees and to enforce other contractual terms that the applicable bank partners was permitted under federal and applicable state banking laws to charge and enforce at the time of origination following such subsequent holder’s acquisition of the loans. The current annual percentage rates of the installment loans facilitated through our platform, for the year ended December 31, 2024 typically range from approximately 59% to 195%. In some states, the interest rates of certain loans facilitated on our platform exceed the maximum interest rate permitted for consumer loans made by non-bank lenders to borrowers residing in, or that have nexus to, such states. In addition, the rate structures for loans facilitated on our platform may not be permissible in all states for non-bank lenders and/or the amount or structures of certain fees charged in connection with loans facilitated on our platform may not be permissible in all states for non-bank lenders.

Usury, fee, and disclosure related claims involving loans facilitated on our platform may be raised in multiple ways. Program participants may face litigation, government enforcement or other challenge, for example, based on claims that bank lenders were not the “true lender” and therefore the usury, fee, and disclosure requirements of the borrower’s state or residence rather than the home state of the bank partner should apply. Such claims are further discussed in the risk factor “If loans facilitated through our platform for one or more bank partners were subject to successful challenge that the bank partner was not the “true lender,” such loans may be unenforceable, subject to rescission, modification, or otherwise impaired, we or other program participants may be subject to fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations.” Alternatively, we or our capital sources may face litigation, government enforcement, or other challenge, for example, based on claims that rates and fees were lawful at origination and through any period during which the originating bank partner retained the loan and interests therein, but that subsequent purchasers were unable to enforce the loan pursuant to its contracted-for terms, or that certain disclosures were not provided at origination because while such disclosures are not required of banks they may be required of non-bank lenders.
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
If loans facilitated through our platform for one or more bank partners were subject to successful challenge that the bank partner was not the “true lender,” such loans may be unenforceable, subject to rescission, modification or otherwise impaired, we or other program participants may be subject to fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations.
Loans facilitated on our platform by our bank partners are originated in reliance on the fact that our bank partners are the “true lenders” for such loans. That true lender status determines various loan program details and how we operate our business, including that we do not hold licenses required for parties that extends credit to consumers, and that loans facilitated on our platform by our bank partners may involve interest rates and structures (and certain fees and fees structures) permissible at origination only because the loan terms and lending practices are permissible only when the lender is a bank and the interest rates and structures are permitted by the bank’s home state, and/or the disclosures provided to borrowers would be accurate and compliant only if the lender is a bank for the same reason. Many state consumer financial regulatory requirements, including usury restrictions (other than the restrictions of the state in which a bank partner originating a particular loan is located) and many licensing requirements and substantive requirements under state consumer credit laws, are treated as inapplicable to loans facilitated on our platform by our bank partners based on principles of federal preemption or express exemptions provided in relevant state laws for certain types of financial institutions or loans they originate.
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
While we believe that Program Loans made through the OppFi platform pursuant to the Program are constitutionally and statutorily exempt from the CFL because the Program Loans are made by state-chartered banks located in Utah and because federal law permits state-chartered banks to export the interest rates allowed in their chartering state to any other state in the country, we cannot assure you that we will prevail in our action against the DFPI or that we will not otherwise be unable to prevent the DFPI from enforcing interest rate caps under the CFL against us. As of December 31, 2024, more than 5% of our finance receivables portfolio was related to loans originated in the State of California, and if we become subject to the CFL interest rate cap of 36%, our bank partners’ ability to originate Program Loans in California could suffer. This could have an adverse effect on our relationships with our bank partners and financing sources, who may choose not to finance our purchase of participation interests in loans originated by our bank partners on our platform in California, and our ability to maintain and grow our finance receivables portfolio, and potentially subject us to fines damages, and other penalties or consequences, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
We must comply with regulatory regimes or facilitate compliance with regulatory regimes on behalf of our bank partners that are independently subject to federal and/or state oversight by bank regulators, including those applicable to our referral and marketing services, consumer credit transactions, loan servicing and collection activities and the purchase and sale of whole loans and other related transactions. Certain state laws generally regulate interest rates and other charges and require certain disclosures. In addition, other federal and state laws may apply to the origination, servicing and collection of loans originated on our platform or the purchase and sale of whole loans or participation rights. In particular, certain laws, regulations and rules we or our bank partners are subject to include:
•state lending laws and regulations that require certain parties to hold licenses or other government approvals or filings in connection with specified activities, and impose requirements related to loan disclosures and terms, fees and interest rates, credit discrimination, credit reporting, servicemember relief, debt collection, repossession, unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, conduct in connection with data breaches and money transmission;
•the Truth-in-Lending Act and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions, require creditors to comply with certain lending practice restrictions, limit the ability of a creditor to impose certain loan terms and impose disclosure requirements in connection with credit card origination;
•the Equal Credit Opportunity Act and Regulation B promulgated thereunder, and similar state fair lending laws, which prohibit creditors from discouraging or discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;
•the Fair Credit Reporting Act and Regulation V promulgated thereunder, imposes certain obligations on users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining consumer reports, using consumer reports, taking adverse action on the basis of information from consumer reports, addressing risks of identity theft and fraud and protecting the privacy and security of consumer reports and consumer report information;
•Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service, and analogous state laws prohibiting unfair, deceptive or abusive acts or practices;

•the Credit Practices Rule which prohibits lenders from using certain contract provisions that the Federal Trade Commission has found to be unfair to consumers, requires lenders to advise consumers who co-sign obligations about their potential liability if the primary obligor fails to pay and prohibits certain late charges;
•the Fair Debt Collection Practices Act and Regulation F and similar state debt collection laws, which provide guidelines and limitations on the conduct of third-party debt collectors (and some limitation on creditors collecting their own debts) in connection with the collection of consumer debts;
•the Gramm-Leach-Bliley Act and Regulation P promulgated thereunder, which includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other privacy laws and regulations;
•state financial privacy laws in California, Vermont and a limited number of other states that require financial institutions to obtain opt-in consent before sharing a consumer’s nonpublic financial information with nonaffiliated third parties;
•limited provisions of the California Consumer Privacy Act (CCPA), including provisions enforceable by California’s new privacy agency and its Department of Justice that require specific privacy policy disclosures and give consumers the right to opt out of the sale or sharing of personal information for certain behavioral advertising purposes, and which also includes a private right of action for negligent data breaches, all of which are subject to civil and administrative penalties and statutory damages (for private right of action) assessed on a per-consumer or per-incident basis, in addition to actual damages and injunctive relief;
•the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations, requires creditors to reduce the interest rate to 6% on loans to military members under certain circumstances, and imposes restrictions on enforcement of loans to servicemembers, so that the military member can devote his or her full attention to military duties;
•the Military Lending Act, which requires those who lend to “covered borrowers”, including members of the military and their dependents, to only offer Military APRs (a specific measure of all-in-cost-of-credit) under 36%, prohibits arbitration clauses in loan agreements, and prohibits certain other loan agreement terms and lending practices in connection with loans to military servicemembers, among other requirements, and for which violations may result in penalties including voiding of the loan agreement;
•the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts, including a prohibition on a creditor requiring a consumer to repay a credit agreement in preauthorized (recurring) electronic fund transfers and disclosure and authorization requirements in connection with such transfers;
•the Telephone Consumer Protection Act and the regulations promulgated thereunder, which impose various consumer consent requirements and other restrictions in connection with telemarketing activity and other communication with consumers by phone, fax or text message, and which provide guidelines designed to safeguard consumer privacy in connection with such communications;
•the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and the Telemarketing Sales Rule and analogous state laws, which impose various restrictions on marketing conducted use of email, telephone, fax or text message;
•the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require creditors and loan servicers to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations;
•the Right to Financial Privacy Act and similar state laws enacted to provide the financial records of financial institution customers a reasonable amount of privacy from government scrutiny;
•the Bank Secrecy Act and the USA PATRIOT Act, which relate to compliance with anti-money laundering, borrower due diligence, transaction monitoring and reporting and record-keeping policies and procedures;

•the Executive Orders and regulations promulgated by the Office of Foreign Assets Control under the U.S. Treasury Department related to the administration and enforcement of sanctions against foreign jurisdictions and persons that threaten U.S. foreign policy and national security goals, primarily to prevent targeted jurisdictions and persons from accessing the U.S. financial system; and
•federal and state securities laws, including, among others, the Securities Act of 1933, as amended, or the Securities Act, the Exchange Act, the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act of 1940 (referred to as the IAA) and the Investment Company Act of 1940, as amended, or the Investment Company Act, rules and regulations adopted under those laws, and similar state laws and regulations, which govern how we offer, sell and transact in our loan financing products; and other state-specific and local laws and regulations.

We may not always have been, and may not always be, in compliance with these and other applicable laws, regulations and rules. Compliance with these requirements is also costly, time-consuming and limits our operational flexibility. Even if we believe we are in compliance with applicable laws, regulators may assert that we are not in compliance with such laws, and we have and may in the future be required to seek redress against regulators through legal action or otherwise, which could be costly and time-consuming. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the consumer financial services industry in ways that make it more difficult or costly for us to offer our platform and related services or facilitate the origination of loans for our bank partners. These laws also are often subject to changes that could severely limit the operations of our business model. For example, in July 2021, a bill was reintroduced in the U.S. Senate that would create a national cap of 36% APR on most consumer loans, and 18 states and Washington, D.C. have enacted interest rate caps on certain types of consumer loans. Although the proposed national rate cap may never be enacted into law, if such a bill were to be enacted, it would greatly restrict the number of loans that could be funded through our platform. In another example, in June 2023, Colorado enacted a law to opt out from interest rate preemption afforded state-chartered banks with respect to installment loans made in Colorado, pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980, which has the intended effect of preventing out of state, state-chartered banks from originating loans at interest rates that are higher than the Colorado state usury cap to Colorado residents. This law was expected to take effect on July 1, 2024. In response to a federal lawsuit brought by several industry trade groups challenging certain aspects of the Colorado law, and on June 20, 2024 a federal court has granted a preliminary injunction that prevents Colorado from enforcing the law against out-of-state chartered banks that are members of the respective industry trade groups from making loans to Colorado residents. The outcome of this litigation is uncertain. Iowa and Puerto Rico also have exercised this opt out. Other states and jurisdictions are considering similar legislation. If other states or jurisdictions adopt similar legislation, it may limit the interest rates that could be charged on new loans made in such states by state chartered banks that originate loans on our platform and may restrict the number of loans that could be funded through our platform. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate has become increasingly complex, and following the financial crisis that began in 2008 and the financial distress experienced by many consumer as a result of the COVID-19 pandemic, supervisory efforts to apply relevant laws, regulations and policies have become more intense. In addition, U.S. federal and state administrations could enact significant policy changes increasing regulatory scrutiny and enforcement actions in our industry. For example, the new presidential administration, along with a Republican-controlled Congress, may enact significant policy and regulatory changes that could impact our industry. While it is not possible to predict when and whether significant policy or regulatory changes will occur, any such changes on the U.S. federal, state or local level could significantly impact, among other things, our operating expenses, the availability of financing, interest rates, the economy and the geopolitical landscape. To the extent the new administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions could have a material adverse effect on us. Additionally, states are increasingly introducing and, in some cases, passing laws that restrict interest rates and APRs on loans similar to the loans made on our platform. For example, voter referendums have been introduced and, in some cases, passed restrictions on interest rates and/or APRs. If such legislation or bills were to be propagated, or state or federal regulators seek to restrict regulated financial institutions such as our bank partners from engaging in business us in certain ways, our bank partners’ ability to originate loans in certain states could be greatly reduced, and as a result, our business, financial condition and results of operations would be adversely affected.
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
The impact of the Trump Administration’s recent order on the CFPB is uncertain.

The impact of the Trump administration’s recent order to halt nearly all operations of the CFPB poses risks to our business, creating uncertainty with respect to the future of the CFPB and its impact on our operations. The CFPB has historically played a crucial role in regulating and enforcing consumer protection laws and ensuring fair practices within the financial services industry, and the effective shutdown of the CFPB could lead to adverse consequences to our Company, including:
•Increased regulatory uncertainty: The suspension of the CFPB's activities creates a regulatory vacuum, leading to uncertainty regarding compliance requirements and enforcement actions. This uncertainty may complicate our efforts to ensure adherence to consumer protection laws, potentially resulting in inadvertent non-compliance and associated penalties;
•Heightened state-level enforcement: In the absence of federal oversight by the CFPB, state attorney generals and other state authorities may increase their enforcement activities to fill the regulatory gap. This could lead to a patchwork of state-level regulations and enforcement actions, increasing our compliance burden and operational complexity. We may face a higher risk of investigations, fines, and litigation initiated by state authorities, which could have a material adverse effect on our financial condition and results of operations;
•Reputational risk: The perception of weakened consumer protection oversight may erode consumer trust in the financial services industry, including our company. Any negative publicity or consumer backlash resulting from perceived or actual lapses in consumer protection could damage our reputation, leading to a loss of customers and revenue;
•Operational challenges: Adapting to a shifting regulatory landscape requires significant resources and may divert management's attention from other strategic initiatives. The need to monitor and respond to varying state-level regulations and enforcement actions could strain our compliance and legal departments, potentially impacting our overall operational efficiency; and
•Financial impact: Increased legal and compliance costs, potential fines, and settlements arising from state-level enforcement actions could have a direct financial impact on our company. Additionally, any adverse legal outcomes could negatively affect our stock price and shareholder value.

We are actively monitoring developments related to the CFPB, state attorneys general, and other federal and state regulators. However, the evolving regulatory environment presents inherent uncertainties that could materially affect our business operations and financial performance.
We have been in the past and may in the future be subject to federal and state regulatory inquiries regarding our business, which may cause significant harm to our reputation, lead to investigations and enforcement actions from regulatory agencies or litigants, and divert management attention and resources from the operation of our business.
We have, from time to time in the normal course of our business, received, and may in the future receive or be subject to, inquiries or investigations by state and federal regulatory agencies and bodies such as the CFPB, state attorneys general, state financial regulatory agencies, such as the DFPI, and other state or federal agencies or bodies regarding our platform, including the marketing of loans for lenders, underwriting and pricing of consumer loans for our bank partners, our fair lending compliance program and licensing and registration requirements. We have addressed these inquiries directly and engaged in open dialogue with regulators. For example, the CFPB previously issued a civil investigative demand, or CID, to us, as a result of a consumer complaint, the stated purpose of which is to determine whether our lending practices violated any consumer financial laws with respect to the Military Lending Act. We have responded to the CFPB to refute the number of affected consumers, and on August 25, 2021 we received notification from the staff of the CFPB that the CFPB had completed its investigation and does not intend to recommend that the CFPB take enforcement action against us.

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
We receive, transmit and store a large volume of personally identifiable information and other sensitive data from applicants and borrowers. There are federal, state and foreign laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and sensitive data. Specifically, cybersecurity and data privacy issues, particularly with respect to personally identifiable information are increasingly subject to legislation and regulations to protect the privacy and security of personal information that is collected, processed and transmitted. For example, the GLBA includes limitations on financial institutions’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial institutions to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial institutions to provide privacy policies with disclosures concerning the collection and use of nonpublic personal information as well as with respect to information sharing practices with affiliated and unaffiliated entities. The GLBA also requires financial institutions to implement administrative, technical, and physical safeguards to ensure the confidentiality, integrity, security, and proper disposal of nonpublic personal information. Financial privacy laws in some states provide additional limitations on the use of nonpublic personal information or personal information, including requiring opt-in consent before it can be disclosed to nonaffiliated entities. In addition, the California Consumer Privacy Act, or the CCPA, as amended, applies to employees, business contacts, job applicants, and certain personal data not subject to the GLBA, requires, among other things, that covered companies provide detailed disclosures to California residents and afford California residents rights to access, delete and correct their personal information as well as the right to opt out of the sale of their personal information or the disclosure of their personal information to third parties for cross-context behavioral advertising. Additionally, other U.S. states are proposing and have enacted laws and regulations that impose obligations similar to the CCPA or that otherwise involve significant obligations and restrictions. However, several of these state laws include broad, entity-wide or data-wide exemptions for financial institutions that are subject to privacy protections in the GLBA or similar, state financial privacy laws. Compliance with current and future borrower privacy data protection and information security laws and regulations could result in higher compliance, technical or operating costs. Further, any actual or perceived violations of these laws and regulations may require us to change our business practices, data infrastructure or operational structure, address legal claims and regulatory investigations and proceedings and sustain monetary penalties and/or other harms to our business. We could also be adversely affected if new legislation or regulations are adopted or if existing legislation or regulations are modified such that we are required to alter our systems or change our business practices or privacy policies.
The Federal Trade Commission (FTC) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of personally identifiable information, including financial information. For instance, the FTC published an advance notice of proposed rulemaking on commercial surveillance and data security in 2022 and may implement new trade regulation rules or other regulatory alternatives relating to the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive in the coming years. Privacy laws require us to publish statements describing how we handle personal information and choices individuals may have concerning the way we handle their personal information. Violating individuals’ privacy rights, publishing false or misleading information about security practices, or failing to take appropriate steps to keep individuals’ personal information secure may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Moreover, in 2021 the FTC updated its Safeguards Rule implementing portions of the GLBA, which set forth specific information security requirements, such as, among other things, limiting who can access customer information, requiring the use of encryption to secure such information, and requiring the designation of a single qualified individual to oversee an institution’s information security program and report at least annually to the institution’s board of directors or equivalent governing body. A 2022 circular from the CFPB stated a violation of the FTC Safeguards Rule could constitute an unfair act or practice under the Consumer Financial Protection Act. Federal regulators, state attorneys general and plaintiffs’ attorneys have been and will likely continue to be active in this space, and if we do not comply with existing or new laws and regulations related to personally identifiable information, we could be subject to criminal or civil sanctions.
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
We maintain a compliance program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act and U.S. economic sanctions laws administered by the OFAC. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and engaging in transactions involving sanctioned countries persons and entities. These controls include procedures and processes to detect and report suspicious transactions, perform borrower due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We are also subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and the U.S. Travel Act, which prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. We have implemented an anti-corruption policy to ensure compliance with these anti-corruption and anti-bribery laws. No assurance is given that our programs and controls will be effective to ensure compliance with all applicable anti-money laundering and anti-terrorism financing, economic sanctions, and anti-corruption laws and regulations, and our failure to comply with these laws and regulations could subject us to significant sanctions, fines, penalties, contractual liability to our bank partners or institutional investors, and reputational harm, all of which could harm our business.
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
Events of default or breaches of financial, performance or other covenants, or worse than expected performance of certain pools of loans underpinning our credit facilities, could reduce or terminate our access to funding from such facilities. Loan performance is dependent on a number of factors, including the predictiveness of our models and social and economic conditions. The availability and capacity of sources of capital also depends on many factors that are outside of our control, such as credit market volatility and regulatory reforms. In the event that we do not maintain adequate sources of capital, we may not be able to maintain the necessary levels of funding to acquire current loan and participation volume, which could adversely affect our business, financial condition and results of operations.
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
Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. As of December 31, 2024, we had approximately $319 million outstanding principal under these term loans and revolving credit facilities. These borrowings are generally secured by all the assets of the company that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to our SPEs. These credit agreements contain operating and financial covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain transactions and limitations on distributions and stock repurchases. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our credit agreements, requiring a waiver from our lenders. Our ability to comply with or renegotiate these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under such agreements and any future financial agreements into which we may enter. If we were to default on our credit obligations and such defaults were not waived, our lenders may require repayment of any outstanding debt and terminate their agreements with us.
In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the origination of loans by us on our platform or the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. We generally hold these loans or participation rights on our balance sheet until we can liquidate them. As of December 31, 2024, outstanding borrowings under these warehouse credit facilities were $289 million. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information about our term loans and revolving loan facilities.
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
Our results of operations depend to a great extent on our net interest and loan related income, which is related to the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as borrowings under our credit facilities. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates. The interest rates of borrowings under some of our credit facilities are based on floating interest rates and are sensitive to factors that are beyond our control, including domestic and international economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve. The monetary policies of the Federal Reserve, implemented through open market operations, the federal funds rate targets, the discount rate for banking borrowings and reserve requirements, affect prevailing interest rates. For instance, between March 2022 and December 2023, the Federal Open Market Committee of the Federal Reserve Board raised interest rates by 525 basis points, while between September 2024 and December 2024, it decreased interest rates by 100 basis points and indicated that further changes may occur in 2025. A material change in any of these policies could affect the cost of borrowings under our credit facilities which in turn could have an adverse effect on our business, results of operations and financial condition.
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
At December 31, 2024, (i) the Company’s public stockholders owned approximately 25.6% of the Company’s Common Stock and the Members owned approximately 74.4% of the Company’s Common Stock. The ownership percentage does not take into account (i) the Warrants; (ii) the issuance of any shares under the OppFi Inc. 2021 Equity Incentive Plan or the OppFi Inc. 2021 Employee Stock Purchase Plan; or (iii) any shares of Class A Common Stock that may be repurchased pursuant to the Repurchase Program (as defined below). To the extent that any shares of Class A Common Stock are issued upon exercise of the Warrants or pursuant to our incentive plan or employee stock purchase plan, current stockholders may experience substantial dilution, and to the extent any shares of Class A Common Stock are repurchased pursuant to the Repurchase Program, the relative ownership interest of the Members will increase. This dilution, or increase in the relative ownership interest of the Members could, among other things, further limit the ability of our current stockholders to influence management of our company.
There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.
Our Class A Common Stock and Public Warrants are currently listed on the NYSE. If the NYSE delists our Class A Common Stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•decreased ability to issue additional securities or obtain additional financing in the future.
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
As of December 31, 2024, approximately 64.2 million Retained OppFi-LLC Units (“Initial Shares”) may be exchanged for shares of our Class A Common Stock by the Members pursuant to the Members’ Exchange Rights, and may be sold without any contractual restriction by the Members. Pursuant to the lock-up restrictions agreed to in connection with the Investor Rights Agreement, beginning on the nine month anniversary of the Closing (unless earlier waived by the Company in its capacity as the sole manager of OppFi-LLC), or with respect to the Earnout Units, on such later date the Earnout Units are earned in accordance with the Business Combination Agreement, all of the Retained OppFi-LLC Units held by the Members may be exchanged, upon the exercise of such Members’ Exchange Rights, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the OppFi-LLC A&R LLCA. Assuming the full exercise of the Exchange Rights by all of the Members (including with respect to the Initial Shares and the Earnout Units), the Members will own 74.4% of our Class A Common Stock.
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
On April 4, 2024, the Board authorized a new share repurchase program to repurchase up to $20.0 million in the aggregate of shares of our Class A Common Stock (the “Repurchase Program”). This new Repurchase Program will expire in April 2027. During the year ended December 31, 2024, OppFi repurchased 1,034,710 shares of Class A Common Stock, which were held as treasury stock as of December 31, 2024, for an aggregate purchase price of $3.6 million at an average purchase price per share of $3.41. As of December 31, 2024, $16.4 million of the repurchase authorization under the Repurchase Program remained available.
Following the expiration of the Repurchase Program, any decision to approve a new share repurchase program will be made by the Board from time to time based on the Board's evaluation of the best interests of the Company and our stockholders

We cannot guarantee that any additional shares of Class A Common Stock will be repurchased under the Repurchase Program or that it will enhance long-term stockholder value. The timing and amount of any repurchases will depend on market conditions and other requirements. The Repurchase Program could affect the trading price of our securities and increase volatility, and any announcement of a pause in, or termination of, a program may result in a decrease in the trading price of our securities. In addition, the Repurchase Program could diminish our cash reserves.
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
We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;

•changes in tax laws, regulations or interpretations thereof; and
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
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
Factors affecting the trading price of our securities may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•speculation in the press or investment community;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning the post-combination company or the market in general;
•operating and stock price performance of other companies that investors deem comparable to the post-combination company;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving the post-combination company;
•changes in the post-combination company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A Common Stock available for public sale;
•any major change in our Board or management;
•sales of substantial amounts of Class A Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, inflation, monetary policy changes, fuel prices, international currency fluctuations and acts of war or terrorism.
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
Our quarterly operating results may fluctuate significantly because of several factors, including:
•profitability of our products, especially in new markets and due to seasonal fluctuations;
•changes in interest rates;
•impairment of assets;
•macroeconomic conditions, including inflation and interest rate changes, both nationally and locally;
•negative publicity relating to our products;
•changes in consumer preferences and competitive conditions; and
•expansion to new markets.
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
So long as Schwartz Capital Group, LTHS Capital Group, or TGS Capital Group (f/k/a Todd Schwartz Capital Group), and any of their respective permitted transferees (collectively, the “SCG Holders”) and their affiliates maintain holdings of more than 50% of the voting power of our capital stock, we will be a “controlled company” within the meaning of NYSE corporate governance standards. Under these standards, a company need not comply with certain corporate governance requirements, including the requirements that:
•a majority of our board of directors consist of “independent directors” as defined under NYSE rules;
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or otherwise have director nominees selected by vote of a majority of the independent directors; and
•the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
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
The SCG Holders and their affiliates collectively hold 74.4% of total voting power of all outstanding shares of Common Stock, voting together as a single class. Additionally, the Company has entered into the Investor Rights Agreement, pursuant to which the SCG Holders’ Representative has the right to nominate five directors to the Board.
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
As of December 31, 2024, we had outstanding (i) Warrants to purchase 14,426,937 shares of Class A Common Stock, exercisable at $11.50 per share and (ii) Warrants to purchase 912,500 shares of Class A Common Stock, exercisable at $15 per share. The shares of Class A Common Stock issuable upon exercise of our Warrants will result in dilution to the then existing holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of shares Class A Common Stock in the public market could adversely affect the market price of our Class A Common Stock.
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
There is no guarantee that the Warrants will be in the money, and they may expire worthless.
The exercise price for our Warrants (other than the $15 Exercise Price Warrants) is $11.50 per share of Class A Common Stock, and the exercise price of the $15 Exercise Price Warrants is $15.00 per share of Class A Common Stock. There is no guarantee that the Warrants will be in the money prior to their expiration, and as such, the Warrants may expire worthless.
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
As of December 31, 2024, approximately 64.2 million Initial Shares may be exchanged for shares of our Class A Common Stock by the Members pursuant to the Members’ Exchange Rights, and may be sold without any contractual restriction by the Members. Pursuant to the lock-up restrictions agreed to into in connection with the Investor Rights Agreement, beginning on the nine month anniversary of the Closing (unless earlier waived by the Company in its capacity as the sole manager of OppFi-LLC), or with respect to the Earnout Units, on such later date the Earnout Units are earned in accordance with the Business Combination Agreement, each Retained OppFi-LLC Unit (other than the Initial Shares) held by the Members may be exchanged, upon the exercise of such Members’ Exchange Rights, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the OppFi-LLC A&R LLCA. The deemed exchanges in the business combination and any exchanges pursuant to the OppFi-LLC A&R LLCA, are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of OppFi-LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
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

The Tax Cuts and Jobs Act, or the Tax Act contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation by the new presidential administration, which we will continue to monitor and assess. As we expand the scale of our business activities, any changes in the U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition and results of operations.

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

ITEM 3.    LEGAL PROCEEDINGS
See “Legal contingencies” of Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholders
The Company’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “OPFI.” As of March 7, 2025, there were 26 stockholders of record of our Class A Common Stock and 1 stockholder of record of our Class V Voting Stock. In addition to holders of record of our Class A Common Stock, we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock is held of record by banks, brokers, and other financial institutions.

Dividend Policy
During the year ended December 31, 2024, the Company paid a dividend of $0.12 per share. The declaration of cash dividends in the future is subject to the discretion of our Board of Directors and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, and other relevant factors.

Stock Performance Graph
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Instruction 6 to Item 201(e) of Regulation S-K, we are not required to provide this information.

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
On April 9, 2024, the Company announced that its Board of Directors had authorized a program to repurchase (the “Repurchase Program”) up to $20.0 million in the aggregate of shares of Class A Common Stock. The Repurchase Program will expire in April 2027. There was no repurchase activity during the fourth quarter of 2024. As of December 31, 2024, $16.4 million of the repurchase authorization under the Repurchase Program remained available.

Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to equity compensation plans will be set forth in the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2024.

ITEM 6.     [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” of this Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW

OppFi is a tech-enabled, mission-driven specialty finance platform that broadens the reach of community banks to extend credit access to everyday Americans. The Company’s platform powers banks to offer accessible lending products through its proprietary technology and top-rated customer experience. OppFi’s primary mission is to facilitate financial inclusion and credit access to the 60 million everyday Americans who face credit insecurity with digital specialty finance products and an unwavering commitment to its customers.

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

OppFi’s primary products are offered by its OppLoans platform. Customers on this platform are U.S. consumers who are employed, have bank accounts, and generally earn median wages. The average installment loan facilitated by OppFi is approximately $1,750, payable in installments and with an average contractual term of 11 months. Neither SalaryTap nor OppFi Card contributed meaningfully to OppFi’s results during the year ended December 31, 2024.

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

HIGHLIGHTS

Our financial results as of and for the year ended December 31, 2024 are summarized below:
•Basic and diluted earnings per share (“EPS”) of $0.36 for the year ended December 31, 2024;
•Adjusted earnings per share (“Adjusted EPS”)(1) of $0.95 for the year ended December 31, 2024 an increase of $0.46 from $0.49 for the year ended December 31, 2023;
•Net originations increased 7.2% to $801.5 million from $747.8 million for the years ended December 31, 2024 and 2023, respectively;
•Ending receivables increased 2.1% to $425.2 million from $416.5 million as of December 31, 2024 and 2023, respectively;
•Total revenue increased 3.3% to $526.0 million from $508.9 million for the years ended December 31, 2024 and 2023, respectively;
•Net income of $83.8 million for the year ended December 31, 2024, an increase of $44.4 million from $39.5 million for the year ended December 31, 2023; and
•Adjusted net income (“Adjusted Net Income”)(1) of $82.7 million for the year ended December 31, 2024, an increase of $41.2 million from $41.5 million for the year ended December 31, 2023.

(1) Adjusted EPS and Adjusted Net Income, non-GAAP financial measures, were not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). For information regarding our uses and definitions of these financial measures and for reconciliations to the most directly comparable GAAP financial measures, see the section titled “Non-GAAP Financial Measures” below. Beginning with the quarter ended March 31, 2024, for all periods presented, we have updated our presentation and calculation of Adjusted EBT, and corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.

Share Repurchase Program

On April 4, 2024, the Board authorized a new share repurchase program to repurchase up to $20.0 million in the aggregate of shares of our Class A Common Stock (the “Repurchase Program”). The Repurchase Program will expire in April 2027. During the year ended December 31, 2024, OppFi repurchased 1,034,710 shares of Class A Common Stock, which were held as treasury stock as of December 31, 2024, for an aggregate purchase price of $3.6 million at an average purchase price per share of $3.41. As of December 31, 2024, $16.4 million of the repurchase authorization under the Repurchase Program remained available.

Bitty Purchase Agreement

On July 31, 2024, we entered into a Securities Purchase Agreement, dated as of July 31, 2024 (the “Securities Purchase Agreement”), to acquire 35% of the outstanding equity securities of Bitty, a credit access company that offers revenue-based financing and other working capital solutions. The acquisition closed on July 31,2024 (the “Acquisition Date”). The aggregate consideration paid in connection with the acquisition consisted of (i) a cash payment of approximately $15.2 million and (ii) 734,851 OppFi Units, valued at approximately $2.8 million.

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

For further details, see Note 1 to the Consolidated Financial Statements, “Description of Business and Significant Accounting Policies.”
KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the years ended December 31, 2024 and 2023.

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

The following table presents total net originations (defined as gross originations net of transferred balance on refinanced loans), total retained net originations (defined as the portion of total net originations as defined above with respect to which the Company ultimately purchased a receivable from bank partners or originated directly), percentage of net originations by bank partners, and percentage of net originations by new loans for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Total net originations	$801,514	$747,839	$53,675	7.2%
Total retained net originations	$732,799	$723,369	$9,430	1.3%
Percentage of net originations by bank partners	100.0%	97.7%	N/A	2.4%
Percentage of net originations by new loans	44.0%	43.6%	N/A	0.8%

Total net originations increased to $801.5 million for the year ended December 31, 2024 from $747.8 million for the year ended December 31, 2023. The 7.2% increase was a result of bank partners’ expansion into additional states, increased demand through certain marketing partners, and enhanced lead evaluation capabilities driving higher quality applications. Total retained net originations increased to $732.8 million for the year ended December 31, 2024 from $723.4 million for the year ended December 31, 2023. The 1.3% increase for the year ended December 31, 2024 was a result of the originations growth outpacing the growth in the percentage of loans retained by our bank partners.

Total net originations by our bank partners increased to 100.0% for the year ended December 31, 2024 from 97.7% for the year ended December 31, 2023. During the third quarter of 2023, the Company ceased directly originating loans and transitioned completely to a servicing / facilitation model for bank partners.

Total net originations of new loans as percentage of total loans increased to 44.0% for the year ended December 31, 2024 from 43.6% for the year ended December 31, 2023. The increase is a result of accelerating growth from our bank partners’ expansion into additional states, increased demand through certain marketing partners, and enhanced lead evaluation capabilities driving higher quality applications.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of December 31, 2024 and 2023 (in thousands):

	As of December 31,		Change
	2024	2023	$	%
Ending receivables	$425,240	$416,463	$8,777	2.1%

Ending receivables increased to $425.2 million as of December 31, 2024 from $416.5 million as of December 31, 2023. The 2.1% increase was primarily driven by a higher receivables balance to begin the year in 2024 relative to 2023, growth in retained net originations year over year, and a healthier portfolio leading to fewer charge-offs year over year.

Average Yield

Average yield represents total revenue from the period as a percent of average receivables. Receivables are defined as the unpaid principal balances of loans. The following table presents average yield for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	%
Average yield	131.4%	127.3%	3.3%

Average yield increased to 131.4% for the year ended December 31, 2024 from 127.3% for the year ended December 31, 2023. The 3.3% increase was driven by a decrease in delinquent loans in the portfolio that were not accruing interest throughout the period as well as an increase in the average statutory rate due to the introduction of pricing initiatives throughout 2024 and a relative shift away from states with lower interest rates.

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

The following table presents net charge-offs as a percentage of total revenue and as a percentage of average receivables for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	%
Net charge-offs as % of total revenue	39.1%	43.5%	(10.1)%
Net charge-offs as % of average receivables	51.4%	55.4%	(7.2)%

Net charge-offs as a percentage of total revenue decreased to 39.1% for the year ended December 31, 2024 from 43.5% for the year ended December 31, 2023. The decrease in net charge-offs as a percentage of total revenue for the year ended December 31, 2024 is a result of a higher yielding portfolio for the reasons discussed above in “Average Yield” combined with both lower gross charge-offs and higher recoveries driving lower levels of net charge-offs compared to the year ended December 31, 2023. Net charge-offs as a percentage of average receivables decreased to 51.4% for the year ended December 31, 2024 from 55.4% for the year ended December 31, 2023. The decrease in net charge-offs as a percentage of average receivables for the year ended December 31, 2024 is a result of both lower gross charge-offs and higher recoveries driving lower levels of net charge-offs compared to the year ended December 31, 2023.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan processor or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	%
Auto-approval rate	76.5%	71.9%	6.3%

Auto-approval rate increased by 6.3% for the year ended December 31, 2024 to 76.5% from 71.9% for the year ended December 31, 2023, driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS
Comparison of the years ended December 31, 2024 and 2023

The following table presents our consolidated results of operations for the years ended December 31, 2024 and 2023 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	Year Ended December 31,		Change
	2024	2023	$	%
Interest and loan related income	$521,227	$505,430	$15,797	3.1%
Other revenue	4,736	3,519	1,217	34.6
Total revenue	525,963	508,949	17,014	3.3
Change in fair value of finance receivables	(204,443)	(231,419)	26,976	(11.7)
Provision for credit losses on finance receivables	(42)	(4,348)	4,306	(99.0)
Net revenue	321,478	273,182	48,296	17.7
Expenses:
Sales and marketing	41,341	46,222	(4,881)	(10.6)
Customer operations(a)	47,023	46,362	661	1.4
Technology, products, and analytics	35,639	39,161	(3,522)	(9.0)
General, administrative, and other(a)	58,231	48,332	9,899	20.5
Total expenses before interest expense	182,234	180,077	2,157	1.2
Interest expense	44,708	46,750	(2,042)	(4.4)
Total expenses	226,942	226,827	115	0.1
Income from operations	94,536	46,355	48,181	103.9
Change in fair value of warrant liabilities	(8,244)	(4,976)	(3,268)	65.7
Income from equity method investment	1,442	—	1,442	—
Other income	318	431	(113)	(26.2)
Income before income taxes	88,052	41,810	46,242	110.6
Income tax expense	4,215	2,331	1,884	80.8
Net income	83,837	39,479	44,358	112.4
Less: net income attributable to noncontrolling interest	76,579	40,484	36,095	89.2
Net income (loss) attributable to OppFi Inc.	$7,258	$(1,005)	$8,263	821.8%

Earnings (loss) per share attributable to OppFi Inc.:
Earnings (loss) per common share:
Basic	$0.36	$(0.06)
Diluted	$0.36	$(0.06)
Weighted average common shares outstanding:
Basic	20,145,606	16,391,199
Diluted	20,145,606	16,391,199

(a) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company reclassified certain expenses that were previously included in general, administrative, and other expenses to customer operations expenses.

Total Revenue

Total revenue consists mainly of revenue earned from interest on receivables from outstanding loans based on the interest method. We also earn revenue from referral fees related primarily to our “Turn-Up” program, which represented 0.3% of total revenue for the year ended December 31, 2024.

Total revenue increased by $17.0 million, or 3.3%, to $526.0 million for the year ended December 31, 2024 from $508.9 million for the year ended December 31, 2023. The increase was due to higher average receivables balances throughout the period, a higher average statutory rate for the loans in the portfolio, and stronger payment activity driving a higher yield on the balances.

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

Change in fair value consists of gross charge-offs incurred in the period on the OppLoans installment product, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $204.4 million for the year ended December 31, 2024, which was comprised of $240.4 million of gross charge-offs, offset by $34.7 million of recoveries and a positive fair value adjustment of $1.3 million, down from $231.4 million for the year ended December 31, 2023, which was comprised of $246.5 million of gross charge-offs and a negative fair value adjustment of $10.5 million, offset by $25.6 million of recoveries. The fair value adjustment for the year ended December 31, 2024 had a positive impact due to the increase in receivables over the period with a slightly higher fair value mark.

Provision for credit losses on finance receivables consists of gross charge-offs incurred in the period, net of recoveries, plus the change in allowance for credit losses for our SalaryTap and OppFi Card products. Provision for credit losses on finance receivables decreased by $4.3 million to $42 thousand for the year ended December 31, 2024, from $4.3 million for the year ended December 31, 2023. The decrease is largely attributed to very few remaining active SalaryTap finance receivables during the year ended December 31, 2024, while provision for credit losses was increased during the year ended December 31, 2023 to account for the then-impending closure of OppFi Card finance receivables.

Net Revenue

Net revenue is equal to total revenue less the change in fair value and provision for credit losses on finance receivables. Net revenue increased by $48.3 million, or 17.7%, to $321.5 million for the year ended December 31, 2024 from $273.2 million for the year ended December 31, 2023. This increase was due to both the increase in total revenue and the decrease in change in fair value and provision for credit losses on finance receivables.

Expenses

Expenses include costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and general and administrative expenses.

Expenses increased by $0.1 million, or 0.1%, to $226.9 million for the year ended December 31, 2024 from $226.8 million for the year ended December 31, 2023. The increase in expenses was primarily driven by higher professional fees, a one-time expense associated with the exit activities from the OppFi Card product, and a one-time adjustment as a result of the reclassification of OppFi Card assets from held for sale to held for investment at amortized cost that offset expenses for the year ended December 31, 2023. The increase was partially offset by reduced payment processing fees related to a renegotiation, lower capitalized technology amortization expense, lower interest expense resulting from paying down debt and rate decreases throughout 2024, and lower direct marketing costs resulting from a shift towards relatively lower-cost loans. Despite the slight increase in expenses for the year ended December 31, 2024, expenses as a percent of total revenue decreased from 44.6% to 43.1% for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations increased by $48.2 million to $94.5 million for the year ended December 31, 2024 from income from operations of $46.4 million for the year ended December 31, 2023. This increase was driven primarily by higher total revenue and lower change in fair value and provision for credit losses on finance receivables, slightly offset by higher expenses for the year ended December 31, 2024 as a result of the reasons stated above.

Change in Fair Value of Warrant Liabilities

The fair value of warrant liabilities increased by $8.2 million and $5.0 million for the years ended December 31, 2024 and 2023, respectively. These warrant liabilities arose with respect to warrants issued in connection with the initial public offering of FGNA and are subject to re-measurement at each balance sheet date.

Income from Equity Method Investment

On July 31, 2024, OppFi entered into the Securities Purchase Agreement to acquire 35% of the outstanding equity securities of Bitty. OppFi determined that it does not have a controlling financial interest in Bitty, but does exercise significant influence, and therefore the investment was accounted for under the equity method. OppFi’s proportionate share of Bitty’s earnings was $1.4 million for the year ended December 31, 2024.

Other Income

Other income totaled $0.3 million for the year ended December 31, 2024 and $0.4 million for the year ended December 31, 2023. For the year ended December 31, 2024, other income includes $0.3 million in income related to the Company subleasing one floor of its office space. For the year ended December 31, 2023, other income includes $0.3 million in income related to the Company subleasing one floor of its office space and $0.1 million from the gain on partial loan forgiveness of the secured borrowing payable.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, income from equity method investment, and other income. Income before income taxes increased by $46.2 million, or 110.6%, to $88.1 million for the year ended December 31, 2024 from $41.8 million for the year ended December 31, 2023 for the reasons stated above.

Income Tax Expense

OppFi recorded an income tax expense of $4.2 million for the year ended December 31, 2024, an increase of $1.9 million from income tax expense of $2.3 million for the year ended December 31, 2023. This increase is largely attributed to OppFi Inc.’s increasing ownership in OppFi-LLC.

Net Income

Net income is the difference between income before income taxes and income tax expense. Net income increased by $44.4 million to $83.8 million for the year ended December 31, 2024 from $39.5 million for the year ended December 31, 2023 for the reasons stated above.

Net Income (Loss) Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $7.3 million for the year ended December 31, 2024, up from a net loss of $1.0 million for the year ended December 31, 2023. As a result of the Company’s Up-C structure, the underlying income or expense components are generally the economic interest in OppFi-LLC’s income or loss, expenses related to its status as a public company, and the change in fair value of warrant liabilities. For the year ended December 31, 2024, income from economic interest was $21.5 million, partially offset by loss from change in fair value of warrant liabilities of $8.2 million, income tax expense of $4.2 million, and general and administrative expenses of $1.8 million, for net income attributable to OppFi Inc. of $7.3 million. For the year ended December 31, 2023, income from economic interest was $7.1 million, offset by loss from change in fair value of warrant liabilities of $5.0 million, income tax expense of $2.1 million, and general and administrative expenses of $1.0 million, for a net loss attributable to OppFi Inc. of $1.0 million.

Diluted Earnings per Share

For the years ended December 31, 2024 and 2023, the Company’s outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share as the inclusion of these shares would have had an antidilutive effect under the if-converted method. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period.

CONDENSED BALANCE SHEETS

Comparison of the years ended December 31, 2024 and 2023

The following table presents our condensed balance sheet as of December 31, 2024 and 2023 (in thousands). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	Year Ended December 31,		Change
	2024	2023	$	%
Assets
Cash and restricted cash	$88,288	$73,943	$14,345	19.4%
Finance receivables at fair value	473,696	463,320	10,376	2.2
Finance receivables at amortized cost, net	—	110	(110)	(100.0)
Equity method investment	19,194	—	19,194	—
Other assets	59,993	64,170	(4,177)	(6.5)
Total assets	$641,171	$601,543	$39,628	6.6%
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$33,290	$26,448	$6,842	25.9%
Other liabilities	39,802	40,086	(284)	(0.7)
Total debt	318,758	334,116	(15,358)	(4.6)
Warrant liabilities	15,108	6,864	8,244	120.1
Total liabilities	406,958	407,514	(556)	(0.1)
Total stockholders’ equity	234,213	194,029	40,184	20.7
Total liabilities and stockholders’ equity	$641,171	$601,543	$39,628	6.6%

Total cash and restricted cash increased by $14.3 million as of December 31, 2024 compared to December 31, 2023 driven by an increase in received payments relative to originations, partially offset by the cash consideration for the acquisition of the equity interest in Bitty. Finance receivables at fair value increased by $10.4 million as of December 31, 2024 compared to December 31, 2023 mainly driven by growth in retained net originations and a healthier portfolio leading to fewer charge-offs year over year. Finance receivables at amortized cost, net, decreased by $0.1 million as of December 31, 2024 compared to December 31, 2023 due to the completed wind down of OppFi Card and SalaryTap finance receivables. Equity method investment increased by $19.2 million as of December 31, 2024 compared to December 31, 2023 due to the acquisition of 35% of the outstanding equity securities in Bitty. Other assets decreased by $4.2 million as of December 31, 2024 compared to December 31, 2023 mainly due to a decrease in the deferred tax asset of $4.4 million, a decrease in the operating lease right of use asset of $1.6 million, and a decrease in capitalized debt issuance costs of $1.1 million, partially offset by an increase in property, equipment, and software of $3.3 million.

Accounts payable and accrued expenses increased by $6.8 million as of December 31, 2024 compared to December 31, 2023 driven by an increase in accrued expenses of $10.4 million, partially offset by a decrease in accounts payable of $3.6 million. Other liabilities decreased by $0.3 million as of December 31, 2024 compared to December 31, 2023 driven by a decrease in the operating lease liability of $1.8 million, partially offset by an increase in the tax receivable agreement liability of $1.5 million. Total debt decreased by $15.4 million as of December 31, 2024 compared to December 31, 2023 driven by a decrease in the term loan of $19.5 million and notes payable of $1.4 million, partially offset by an increase in utilization of revolving lines of credit of $5.6 million. Warrant liabilities increased by $8.2 million due to the increase in the valuation of the warrants as of December 31, 2024 compared to December 31, 2023. Total stockholders’ equity increased by $40.2 million as of

December 31, 2024 compared to December 31, 2023 driven by net income and stock-based compensation, partially offset by distributions to members of OppFi-LLC, purchases of treasury stock, and dividend issuance.

NON-GAAP FINANCIAL MEASURES

We believe that the provision of non-GAAP financial measures in this report, including Adjusted EBT, Adjusted Net Income, and Adjusted EPS can provide useful measures for period-to-period comparisons of our business and useful information to investors and others in understanding and evaluating our operating results. However, non-GAAP financial measures are not calculated in accordance with GAAP financial measures, should not be considered an alternative to any measure of financial performance calculated and presented in accordance with GAAP, and may not be comparable to the non-GAAP financial measures of other companies.

Adjusted EBT and Adjusted Net Income

Beginning with the quarter ended March 31, 2024, for all periods presented, we have updated our presentation and calculation of Adjusted EBT, and the corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.

Adjusted EBT is a non-GAAP financial measure defined as our GAAP net income adjusted to eliminate the effect of certain items as shown below, including income tax expense, other income, change in fair value of warrant liabilities, and other addbacks and one-time expenses. Adjusted Net Income is a non-GAAP financial measure defined as our Adjusted EBT less pro forma taxes for comparison purposes. We believe that Adjusted EBT and Adjusted Net Income are important measures because they allow management, investors, and our Board to evaluate and compare our operating results from period-to-period by making the adjustments described below.

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

The following table presents reconciliations of non-GAAP financial measures for the years ended December 31, 2024 and 2023 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the years ended December 31, 2024 and 2023

(in thousands, except share and per share data)	Year Ended December 31,		Variance
(unaudited)	2024	2023	$	%
Net income	$83,837	$39,479	$44,358	112.4%
Income tax expense	4,215	2,331	1,884	80.8
Other income	(318)	(431)	113	(26.3)
Change in fair value of warrant liabilities	8,244	4,976	3,268	65.7
Other addbacks and one-time expenses, net(a)	12,024	7,928	4,096	51.7
Adjusted EBT(b)	108,002	54,283	53,719	99.0
Less: pro forma taxes(c)	25,337	12,789	12,548	98.1
Adjusted net income(b)	$82,665	$41,494	$41,171	99.2%

Adjusted earnings per share(b)	$0.95	$0.49
Weighted average diluted shares outstanding	86,652,427	85,051,304

(a) For the year ended December 31, 2024, other addbacks and one-time expenses, net of $12.0 million included $5.3 million in expenses related to stock compensation, $3.0 million in expenses related to OppFi Card’s exit activities, $1.8 million in expenses related to legal matters, $1.3 million in expenses related to severance, and $0.7 million in expenses related to corporate development. For the year ended December 31, 2023, other addbacks and one-time expenses, net of $7.9 million included $4.1 million in expenses related to provision for credit losses on the OppFi Card finance receivables, $4.1 million in expenses related to stock compensation, $1.5 million in expenses related to corporate development, $0.9 million in expenses related to retention and severance, and $0.3 million in expenses related to legal matters, partially offset by a $3.0 million addback from the reclassification of OppFi Card finance receivables from assets held for sale to assets held for investment at amortized cost.
(b) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company has updated its presentation and calculation of Adjusted EBT, and the corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.
(c) Assumes a tax rate of 23.46% for the year ended December 31, 2024 and a tax rate of 23.56% for the year ended December 31, 2023, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Adjusted Earnings Per Share

Adjusted EPS is defined as adjusted net income divided by weighted average diluted shares outstanding, which represents shares of both classes of common stock outstanding, excluding 25,500,000 shares related to earnout units, and including the impact of dilutive securities, such as restricted stock units, performance stock units, stock options, and the employee stock purchase plan. The earnout units were not earned pursuant to the earnout provisions of the Business Combination Agreement on or prior to July 21, 2024, the third anniversary of the closing date of the Company’s business combination. Accordingly, on such date the earnout units and associated Class V Voting Stock were forfeited. We believe that presenting Adjusted EPS is useful to investors and others because, due to the Company’s Up-C structure, Basic EPS calculated on a GAAP basis excludes a large percentage of the Company’s outstanding shares of common stock, which are Class V Voting Stock, and Diluted EPS calculated on a GAAP basis excludes dilutive securities, including Class V Voting Stock, restricted stock units, performance stock units, stock options, and the employee stock purchase plan, in any periods in which their inclusion would have an antidilutive effect. Shares of the Company’s Class V Voting Stock may be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock. We believe that presenting Adjusted EPS is useful to investors and others because it presents the Company’s Adjusted Net Income on a per share basis based on the shares of the Company’s common stock that would be issued but for, and can be issued as a result of, the Company’s Up-C structure.

The following tables present reconciliations of non-GAAP financial measures for the years ended December 31, 2024 and 2023 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the years ended December 31, 2024 and 2023

	Year Ended December 31,
(unaudited)	2024	2023
Weighted average Class A common stock outstanding	20,145,606	16,391,199
Weighted average Class V voting stock outstanding	65,619,358	93,857,926
Elimination of earnouts at period end	—	(25,500,000)
Dilutive impact of restricted stock units	789,783	261,595
Dilutive impact of performance stock units	72,802	40,584
Dilutive impact of stock options	24,679	—
Dilutive impact of employee stock purchase plan	199	—
Weighted average diluted shares outstanding	86,652,427	85,051,304

(in thousands, except share and per share data)	Year Ended December 31, 2024		Year Ended December 31, 2023
(unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		86,652,427		85,051,304
Net income	$83,837	$0.97	$39,479	$0.46
Income tax expense	4,215	0.05	2,331	0.03
Other income	(318)	—	(431)	(0.01)
Change in fair value of warrant liabilities	8,244	0.10	4,976	0.06
Other addbacks and one-time expenses, net(a)	12,024	0.14	7,928	0.09
Adjusted EBT(b)	108,002	1.25	54,283	0.64
Less: pro forma taxes(c)	25,337	0.29	12,789	0.15
Adjusted net income(b)	$82,665	$0.95	$41,494	$0.49

(a) For the year ended December 31, 2024, other addbacks and one-time expenses, net of $12.0 million included $5.3 million in expenses related to stock compensation, $3.0 million in expenses related to OppFi Card’s exit activities, $1.8 million in expenses related to legal matters, $1.3 million in expenses related to severance, and $0.7 million in expenses related to corporate development. For the year ended December 31, 2023, other addbacks and one-time expenses, net of $7.9 million included $4.1 million in expenses related to provision for credit losses on the OppFi Card finance receivables, $4.1 million in expenses related to stock compensation, $1.5 million in expenses related to corporate development, $0.9 million in expenses related to retention and severance, and $0.3 million in expenses related to legal matters, partially offset by a $3.0 million addback from the reclassification of OppFi Card finance receivables from assets held for sale to assets held for investment at amortized cost.
(b) Beginning with the quarter ended March 31, 2024, for all periods presented, the Company has updated its presentation and calculation of Adjusted EBT, and the corresponding presentations and calculations of Adjusted Net Income and Adjusted EPS, to no longer add back debt issuance cost amortization.
(c) Assumes a tax rate of 23.46% for the year ended December 31, 2024 and a tax rate of 23.56% for the year ended December 31, 2023, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over two years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Unrestricted cash	$61,344	$31,791
Undrawn debt	$206,242	$192,333

As of December 31, 2024, OppFi had $61.3 million in unrestricted cash, an increase of $29.6 million from December 31, 2023. As of December 31, 2024, OppFi had an additional $206.2 million of unused debt capacity under its financing facilities for future availability, representing a 39% overall undrawn capacity, an increase from $192.3 million as of December 31, 2023. The increase in undrawn debt was driven primarily by using excess cash to pay down debt on our term loan. Including total financing commitments of $525.0 million and cash and restricted cash on the balance sheet of $88.3 million, OppFi had approximately $613.3 million in funding capacity as of December 31, 2024.

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

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities during the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Net cash provided by operating activities	$323,806	$296,146	$27,660	9.3%
Net cash used in investing activities	(243,442)	(244,292)	850	(0.3)
Net cash used in financing activities	(66,019)	(27,581)	(38,438)	139.4
Net increase in cash and restricted cash	$14,345	$24,273	$(9,928)	(40.9)%

Operating Activities

Net cash provided by operating activities was $323.8 million for the year ended December 31, 2024. This was an increase of $27.7 million when compared to net cash provided by operating activities of $296.1 million for the year ended December 31, 2023. Cash provided by operating activities increased mainly due to higher net income.

Investing Activities

Net cash used in investing activities was $243.4 million for the year ended December 31, 2024. This was a decrease of $0.9 million when compared to net cash used in investing activities of $244.3 million for the year ended December 31, 2023, mainly due to higher finance receivables repaid and recovered, partially offset by higher finance receivables originated and acquired, increased purchases of equipment and capitalized technology, and the cash consideration for the acquisition of the equity interest in Bitty.

Financing Activities

Net cash used in financing activities was $66.0 million for the year ended December 31, 2024. This was an increase of $38.4 million when compared to net cash used in financing activities of $27.6 million for the year ended December 31, 2023, primarily due to an increase in distributions to members of OppFi-LLC, net payments of senior debt, repurchases of common stock, and dividends paid on common stock.

FINANCING ARRANGEMENTS

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. For a detailed discussion on financing arrangements refer to Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The following is a summary of OppFi’s borrowings as of December 31, 2024 and 2023, including borrowing capacity as of December 31, 2024 (in thousands):

		Borrowing	December 31,	December 31,	Interest Rate as of					Maturity
Purpose	Borrower(s)	Capacity	2024	2023	December 31, 2024					Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B) (1)	125,000	84,500	103,400	SOFR	plus	6.75%			June 2026
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C) (1)	125,000	62,500	37,500	SOFR	plus	7.50%			July 2027
Revolving line of credit	Opportunity Funding SPE IX, LLC (Castlelake)	150,000	85,871	93,871	SOFR	plus	7.50%			December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	55,957	48,442	SOFR	plus	7.45%			October 2026
Total revolving lines of credit		475,000	288,828	283,213

Term loan, net	OppFi-LLC	50,000	29,930	49,454	SOFR	plus	0.11%	plus	10.00%	September 2025
Total senior debt, net		$525,000	$318,758	$332,667

Note payable
Financed insurance premium	OppFi-LLC	$—	$—	$1,449			9.70%			June 2024	(2)

(1) On February 13, 2025, OppFi-LLC and Opportunity Funding SPE V, LLC entered into a Second Amended and Restated Revolving Credit Agreement (the “Second A&R Credit Agreement”), which amended that certain Amended and Restated Revolving Credit Agreement, originally entered into on July 19, 2023 (as amended, supplemented or otherwise modified prior to the Amendment Date, the “A&R Credit Agreement”), by and among OppFi-LLC, Opportunity Funding SPE V, LLC, OppWin, LLC, Midtown Madison Management LLC, as administrative and collateral agent and the lenders party thereto. The Second A&R Credit Agreement amended the A&R Credit Agreement to, among other things, increase the size of the facility under the A&R Credit Agreement from $250 million to $300 million and extend the maturity date to February 13, 2029. The $300 million of availability under the Second A&R Credit Agreement is comprised of $62.5 million under the existing Tranche C and $237.5 million under a new Tranche D. Loans under Tranche C bear interest at the Term SOFR plus 7.75%, through December 31, 2025, and at Term SOFR plus 7.3% at January 1, 2026 and thereafter. Loans under Tranche D bear interest at the Term SOFR plus 7.3%. A portion of the proceeds of the Second A&R Credit Agreement were used to repay in full the outstanding Tranche B loans under the A&R Credit Agreement.

(2) Maturity date as of 12/31/2023 and for the subsequent period until the borrowing was paid in full in June 2024.

CRITICAL ACCOUNTING ESTIMATES

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

Changes in this estimate, that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, would have a material impact on the Company’s financial position, results of operations or liquidity.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OppFi Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of OppFi Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois
March 11, 2025

OppFi Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2024	2023
Assets
Cash(1)	$61,344	$31,791
Restricted cash(1)	26,944	42,152
Total cash and restricted cash	88,288	73,943
Finance receivables at fair value(1)	473,696	463,320
Finance receivables at amortized cost, net of allowance for credit losses of $346 as of December 31, 2023	—	110
Settlement receivable(1)	2,036	1,904
Equity method investment	19,194	—
Debt issuance costs, net(1)	2,730	3,834
Property, equipment and software, net	13,676	10,292
Operating lease right-of-use assets	10,583	12,180
Deferred tax asset	21,340	25,777
Other assets(1)	9,628	10,183
Total assets	$641,171	$601,543
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable(1)	$879	$4,442
Accrued expenses(1)	32,411	22,006
Operating lease liabilities	13,294	15,061
Senior debt, net(1)	318,758	332,667
Note payable	—	1,449
Warrant liabilities	15,108	6,864
Tax receivable agreement liability	26,508	25,025
Total liabilities	406,958	407,514
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of December 31, 2024 and 2023)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 23,774,639 shares issued and 22,036,015 shares outstanding as of December 31, 2024 and 19,554,774 shares issued and 18,850,860 shares outstanding as of December 31, 2023)	2	2
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of December 31, 2024 and 2023)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 64,189,434 and 91,898,193 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	7	9
Additional paid-in capital	93,903	76,480
Accumulated deficit	(55,127)	(63,591)
Treasury stock, at cost (1,738,624 and 703,914 shares as of December 31, 2024 and 2023, respectively)	(6,011)	(2,460)
Total OppFi Inc.'s stockholders' equity	32,774	10,440
Noncontrolling interest	201,439	183,589
Total stockholders' equity	234,213	194,029
Total liabilities and stockholders' equity	$641,171	$601,543

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

	December 31,
	2024	2023
Assets of consolidated VIEs, included in total assets above
Cash	$235	$368
Restricted cash	16,872	32,782
Total cash and restricted cash	17,107	33,150
Finance receivables at fair value	416,859	417,138
Settlement receivable	2,036	1,904
Debt issuance costs, net	2,730	3,834
Other assets	11	7
Total assets	$438,743	$456,033
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$—	$5
Accrued expenses	3,191	3,614
Senior debt, net	288,828	283,213
Total liabilities	$292,019	$286,832

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Interest and loan related income	$521,227	$505,430	$451,448
Other revenue	4,736	3,519	1,411
	525,963	508,949	452,859
Change in fair value of finance receivables	(204,443)	(231,419)	(233,959)
Provision for credit losses on finance receivables	(42)	(4,348)	(1,940)
Net revenue	321,478	273,182	216,960
Expenses:
Salaries and employee benefits	60,475	60,680	59,976
Direct marketing costs	49,208	50,562	58,294
Interest expense and amortized debt issuance costs	44,708	46,750	35,162
Professional fees	21,574	18,027	12,940
Technology costs	12,171	12,543	13,054
Depreciation and amortization	9,621	12,735	13,581
Payment processing fees	7,119	10,439	10,418
Occupancy	4,030	4,431	4,441
Exit costs	2,983	—	—
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	—	(2,983)	—
Impairment of assets held for sale	—	—	3,571
General, administrative and other	15,053	13,643	11,865
Total expenses	226,942	226,827	223,302
Income (loss) from operations	94,536	46,355	(6,342)
Other (expense) income:
Change in fair value of warrant liabilities	(8,244)	(4,976)	9,352
Income from equity method investment	1,442	—	—
Other income	318	431	53
Income before income taxes	88,052	41,810	3,063
Income tax expense (benefit)	4,215	2,331	(277)
Net income	83,837	39,479	3,340
Less: net income (loss) attributable to noncontrolling interest	76,579	40,484	(3,758)
Net income (loss) attributable to OppFi Inc.	$7,258	$(1,005)	$7,098

Earnings (loss) per share attributable to OppFi Inc.:
Earnings (loss) per common share:
Basic	$0.36	$(0.06)	$0.51
Diluted	$0.36	$(0.06)	$0.05
Weighted average common shares outstanding:
Basic	20,145,606	16,391,199	13,913,626
Diluted	20,145,606	16,391,199	84,256,084

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity
Balance, December 31, 2021	13,631,484	$1	96,338,474	$10	$61,672	$(70,723)	$—	$166,918	$157,878
Exchange of Class V shares	1,401,189	1	(1,401,189)	(1)	2,128	79	—	(2,207)	—
Issuance of common stock under equity incentive plan	387,180	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	44,627	—	—	—	125	—	—	—	125
Stock-based compensation	—	—	—	—	3,354	—	—	—	3,354
Purchase of treasury stock	(703,914)	—	—	—	—	—	(2,460)	—	(2,460)
Member distributions	—	—	—	—	—	—	—	(1,309)	(1,309)
Tax receivable agreement	—	—	—	—	(1,778)	—	—	—	(1,778)
Net income (loss)	—	—	—	—	—	7,098	—	(3,758)	3,340
Balance, December 31, 2022	14,760,566	2	94,937,285	9	65,501	(63,546)	(2,460)	159,644	159,150
Exchange of Class V shares	3,039,092	—	(3,039,092)	—	5,349	960	—	(6,309)	—
Issuance of common stock under equity incentive plan	979,216	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	189,622	—	—	—	328	—	—	—	328
Exercise of stock options	18,651	—	—	—	59	—	—	—	59
Stock-based compensation	—	—	—	—	4,067	—	—	—	4,067
Tax withholding on vesting of restricted stock units	(136,287)	—	—	—	(280)	—	—	—	(280)
Member distributions	—	—	—	—	—	—	—	(10,230)	(10,230)
Tax receivable agreement	—	—	—	—	459	—	—	—	459
Deferred tax asset	—	—	—	—	997	—	—	—	997
Net (loss) income	—	—	—	—	—	(1,005)	—	40,484	39,479
Balance, December 31, 2023	18,850,860	$2	91,898,193	$9	$76,480	$(63,591)	$(2,460)	$183,589	$194,029

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity - Continued
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity
Balance, December 31, 2023	18,850,860	$2	91,898,193	$9	$76,480	$(63,591)	$(2,460)	$183,589	$194,029
Exchange of Class V shares	2,943,610	—	(2,943,610)	—	12,758	3,580	—	(16,338)	—
Issuance of common stock under equity incentive plan	1,508,113	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	127,043	—	—	—	294	—	—	—	294
Issuance of Class V shares related to equity investment	—	—	734,851	—	2,836	—	—	—	2,836
Forfeiture of Class V shares related to forfeiture of earnout units	—	—	(25,500,000)	(2)	2	—	—	—	—
Stock-based compensation	—	—	—	—	5,270	—	—	—	5,270
Tax withholding on vesting of restricted stock units	(358,901)	—	—	—	(1,335)	—	—	—	(1,335)
Purchase of treasury stock	(1,034,710)	—	—	—	—	—	(3,551)	—	(3,551)
Common stock dividend ($0.12 per share)	—	—	—	—	—	(2,374)	—	—	(2,374)
Member distributions	—	—	—	—	—	—	—	(42,391)	(42,391)
Tax receivable agreement	—	—	—	—	(1,082)	—	—	—	(1,082)
Deferred tax asset	—	—	—	—	(1,320)	—	—	—	(1,320)
Net income	—	—	—	—	—	7,258	—	76,579	83,837
Balance, December 31, 2024	22,036,015	$2	64,189,434	$7	$93,903	$(55,127)	$(6,011)	$201,439	$234,213

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$83,837	$39,479	$3,340
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	204,443	231,419	233,959
Provision for credit losses on finance receivables	42	4,348	1,940
Depreciation and amortization	9,621	12,735	13,581
Debt issuance cost amortization	2,409	2,428	2,372
Stock-based compensation expense	5,270	4,067	3,354
Loss on disposition of equipment	5	3	1
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	—	(2,983)	—
Impairment loss on assets held for sale	—	—	3,571
Impairment of right of use asset	—	—	465
Tax receivable agreement liability adjustment	75	163	(36)
Deferred income taxes	3,442	1,667	(553)
Change in fair value of warrant liabilities	8,244	4,976	(9,352)
Gain on forgiveness of debt	—	(113)	—
Income from equity method investment	(1,442)	—	—
Distribution received from equity method investment	1,050	—	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(285)	(2,258)	(5,148)
Settlement receivable	(132)	96	(2,000)
Operating lease, net	(170)	(90)	(7)
Other assets	555	3,478	2,453
Accounts payable	(3,563)	(1,896)	238
Accrued expenses	10,405	(1,373)	(4,881)
Net cash provided by operating activities	323,806	296,146	243,297

Cash flows from investing activities:
Finance receivables originated and acquired	(732,045)	(721,287)	(738,413)
Finance receivables repayments	517,579	485,986	434,419
Purchases of equipment and capitalized technology	(13,010)	(8,991)	(13,250)
Acquisition of equity method investment	(15,966)	—	—
Net cash used in investing activities	(243,442)	(244,292)	(317,244)

Cash flows from financing activities:
Member distributions	(42,391)	(10,230)	(1,309)
Net payments of secured borrowing payable	—	(643)	(21,687)
Net advances (payments) of senior debt - revolving lines of credit	5,615	(12,522)	92,734
Payments of senior debt - term loan	(20,000)	—	—
Net payments of notes payable	(1,449)	(2,581)	(1,627)
Payments for debt issuance costs	(828)	(1,712)	(4,521)
Proceeds from employee stock purchase plan	294	328	125
Exercise of stock options	—	59	—
Payments of tax withholdings on vesting of restricted stock units	(1,335)	(280)	—
Purchase of treasury stock	(3,551)	—	(2,460)
Dividend paid on common stock	(2,374)	—	—
Net cash (used in) provided by financing activities	(66,019)	(27,581)	61,255

Net increase (decrease) in cash and restricted cash	14,345	24,273	(12,692)

Cash and restricted cash
Beginning	73,943	49,670	62,362
Ending	$88,288	$73,943	$49,670

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$42,573	$43,725	$32,086
Income taxes paid	$475	$73	$356

Supplemental disclosure of noncash activities:
Adjustments to additional paid-in capital as a result of tax receivable agreement	$(1,082)	$459	$(1,778)
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$(1,320)	$997	$—
Issuance of Class V shares related to equity investment	$2,836	$—	$—
Forfeitures of Class V shares related to forfeiture of earnout units	$2	$—	$—
Operating lease right of use asset recognized	$—	$159	$—
Operating lease liability recognized	$—	$159	$—
Operating lease right of use asset recognized from adoption of ASU 2016-02	$—	$—	$15,459
Operating lease liability recognized from adoption of ASU 2016-02	$—	$—	$17,972
Reclassification of finance receivables held for sale to held for investment	$—	$2,637	$—
Reclassification of finance receivables at amortized cost to assets held for sale	$—	$—	$550
Prepaid insurance financed with promissory notes	$—	$2,414	$3,243

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of Business and Significant Accounting Policies

Organization and Nature of Operations: OppFi Inc. (“OppFi”), collectively with its subsidiaries ( the “Company”), is a tech-enabled, mission-driven specialty finance platform that broadens the reach of community banks to extend credit access to everyday Americans. The Company’s primary product is its installment loan product, OppLoans.

OppFi is organized as a C corporation that owns an equity interest in Opportunity Financial, LLC (“OppFi-LLC”), a Delaware limited liability company, in what is commonly referred to as an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries. OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of December 31, 2024 and 2023, OppFi owned approximately 25.6% and 17.0% of the OppFi Units, respectively, and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the members of OppFi-LLC (“Members”). OppFi Shares, LLC (“OFS”), a Delaware limited liability company, holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

OppFi-LLC has entered into bank partnership arrangements with certain Utah-chartered banks (“Banks”) insured by the FDIC. Under the terms and conditions of the agreement, the Banks originate finance receivables based on criteria provided by OppFi-LLC. After an initial holding period, OppFi-LLC has committed to acquire the participation rights to the finance receivables originated by the Banks. To facilitate these relationships, OppFi-LLC formed wholly owned subsidiaries of OppFi-LLC to sell these rights to OppFi-LLC’s wholly owned, bankruptcy protected entities (“SPEs”), which in turn, pledges the participation rights to its lenders.

As part of OppFi-LLC’s overall funding strategy, OppFi-LLC entered into credit agreements with unrelated third parties. Under the terms of these credit agreements, the SPEs use the proceeds from the credit facility to acquire receivables from wholly owned subsidiaries of OppFi-LLC, and the lender receives first priority lien on all of the entity’s assets. OppFi-LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. These transactions are accounted for as senior debt in which these variable interest entities (“VIEs”) hold all assets on their balance sheet, which collateralize their debt.

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

Basis of presentation and consolidation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of OppFi Inc. and OppFi-LLC, its wholly owned subsidiaries and consolidated VIEs. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity or voting interest model. All entities are first considered under the VIE model.

VIE Model

The Company consolidates a VIE if it is the primary beneficiary of the entity. Generally, the primary beneficiary of a VIE is a reporting entity that has (a) the power to direct activities of the VIE that most significantly impact the VIE’s performance (“primary beneficiary power”), and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (“significant variable interest”). On an ongoing basis, the Company assesses whether it is considered to be the primary beneficiary of a VIE.

To assess whether the Company has the primary beneficiary power, it considers the activities that most significantly impact the VIE's economic performance and determine whether the Company or another party, if any, has the power to direct these activities of the VIE. The Company also considers the nature, purpose and activities of the VIE and the Company’s involvement, including exposure to loss, with the VIE.
As of December 31, 2024, the Company determined that all entities subject to the consolidations guidance are VIEs for which the Company is the primary beneficiary. While Gray Rock SPV LLC is not owned by OppFi-LLC, Gray Rock SPV LLC was determined to be a VIE. The Company directs the activities of Gray Rock SPV LLC that most significantly impact economic

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

performance. Additionally, the Company has the obligation to absorb losses of the Gray Rock SPV LLC that could potentially be significant. As the primary beneficiary of Gray Rock SPV LLC, the Company has consolidated the financial statements of Gray Rock SPV LLC.

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

The judgements, assumptions, and estimates used by management are based on historical experience, management’s experience and qualitative factors. The areas subject to significant estimation techniques include, but are not limited to, the determination of fair value of installment finance receivables and warrants, valuation allowance of deferred tax assets and income tax provision. For the aforementioned estimates, it is reasonably possible the recorded amounts or related disclosures could significantly change in the near future as new information is available.

Revenue recognition: The Company recognizes interest income based on the interest method over the contractual life of the installment finance receivable. The Company discontinues and reverses the accrual of interest income on installment finance receivables at the earlier of 60 days past due based on a recency basis or 90 days past due based on a contractual basis. The accrual of income is not resumed until the account is current on a recency or contractual basis, at which time management considers collectability to be probable.

Cash: The Company classifies all cash accounts which are not subject to withdrawal restrictions or penalties as cash. All cash accounts are held in financially insured institutions, which may at times exceed federally insured limits. The Company has not experienced losses in such accounts. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Restricted cash: Restricted cash consists of the following: (1) cash required to be held on reserve; (2) cash required to be held in blocked accounts held by the VIEs; and (3) cash required to be held on deposit in connection with the bank partnership arrangements. All cash accounts are held in financially insured institutions, which may at times exceed federally insured limits. The Company has not experienced losses in such accounts. Management believes the Company’s exposure to credit risk is minimal for these accounts.

Participation rights purchase obligations: OppFi-LLC has entered into bank partnership arrangements with certain Banks insured by the FDIC. Under the terms and conditions of the bank partnership agreements, the Banks originate finance receivables based on criteria provided by OppFi-LLC. The issuing Bank earns interest during an initial hold period and owns the economic interest in the finance receivables. After the initial holding period, OppFi-LLC is committed to acquire participation rights in the economic interest in the finance receivables originated by the Banks, net of bank partnership retention, plus accrued interest (“Participation Rights”). OppFi-LLC also provides certain services for these receivables in its capacity of sub-servicer pursuant to the terms of the servicing agreement between the Bank and OppFi-LLC. To facilitate these relationships, OppFi-LLC formed wholly owned subsidiaries which acquire the Participation Rights and sell these rights to certain of the other OppFi subsidiaries, which in turn, pledge the Participation Rights to their respective lenders. The Company accounts for the Participation Rights as a finance receivable. As part of these bank partnership arrangements, the Banks have the ability to retain a percentage of the finance receivables they have originated, and OppFi-LLC’s Participation Rights are reduced by the percentage of the finance receivables retained by the Banks. For the years ended December 31, 2024 and 2023, gross finance receivables originated through the bank partnership arrangements totaled 100% and 97%, respectively. As of December 31, 2024 and 2023, the unpaid principal balance of finance receivables outstanding for purchase was $7.1 million and $14.5 million, respectively.

Finance receivables: The Company’s installment finance receivables are carried at fair value in the consolidated balance sheets and the changes in fair value are included in change in fair value of finance receivables in the consolidated statements of operations. To derive the fair value, the Company generally utilizes discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Accrued interest and fees are included in finance receivables at fair value in the consolidated balance sheets. Interest income is included in interest and loan related income, net in the consolidated statements of operations. The Company’s charge-off policy was based on a review of delinquent finance receivables on a loan by loan basis. Finance receivables are charged off at the earlier of the time when accounts reach 90 days past due on a recency basis, when the Company receives notification of a customer bankruptcy, or is otherwise deemed uncollectible.

Delinquency: The Company determines the past due status on a recency basis, which is defined as the last time a qualifying payment is made on an account. Finance receivables are considered delinquent at 30 days or more past due.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Equity method investment: The Company accounts for its equity method investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 323, Investments - Equity Method and Joint Ventures, for equity investment in a company over which the Company has significant influence but does not own a controlling financial interest. Under the equity method of accounting, the initial investment, including transaction costs, is recorded at cost and the investment is subsequently adjusted for its proportionate share of the investee’s earnings or losses and amortization of basis differences. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are amortized over the useful lives of the underlying assets that gave rise to them. Equity method goodwill is not amortized or tested for impairment; instead the equity method investment is tested for impairment.

On July 31, 2024 (the “Acquisition Date”), the Company acquired a 35% equity interest in Bitty Holdings, LLC (“Bitty”) for (i) a cash payment of $15.2 million and (ii) 734,851 OppFi Units, valued at approximately $2.8 million as of the Acquisition Date. The Company also incurred transaction costs of approximately $0.7 million. The Company also holds call options issued by Bitty, which entitle it to purchase additional equity interests of 30% and 35% within a specific time period from the date that is three and six years from the Acquisition Date, respectively, at six times the trailing twelve months post-tax earnings. The Company determined that it does not have a controlling financial interest in Bitty but does exercise significant influence and therefore, the investment is accounted for under the equity method. The basis difference between the Company’s carrying value and proportionate share of Bitty’s book value is primarily attributable to identifiable intangible assets totaling $2.8 million and equity method goodwill totaling $13.9 million as of the Acquisition Date. The identifiable intangible assets will be amortized over four years. For the year ended December 31, 2024, amortization expense related to identifiable intangible assets of $0.3 million was included in income from equity method investment in the consolidated statements of operations.
Debt issuance costs: Debt issuance costs are capitalized and amortized based on the contractual terms of the related debt agreements using the interest method for fixed-term debt and the straight-line method for all other debt.

Property and equipment: Furniture, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation of furniture and equipment and amortization of leasehold improvements computed under both straight-line and accelerated methods for financial reporting and income tax purposes, respectively, based on the estimated useful lives of the assets generally as follows: furniture and fixtures - five years; office equipment - three years; and leasehold improvements are amortized over the shorter of the useful life of the assets or the term of the lease.

Capitalized technology: Software development costs related to internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage that meet the criteria for capitalization are capitalized, and amortized when the software is ready for its intended use, using the straight-line basis, over the estimated useful life of the software, which is generally two years. The Company capitalized software costs associated with application development totaling $12.1 million and $8.6 million during the years ended December 31, 2024 and 2023, respectively. The Company also capitalized interest associated with application development totaling $0.2 million during the year ended December 31, 2024. Amortization expense, which is included in depreciation and amortization in the consolidated statements of operations, totaled $9.0 million, $12.0 million, and $12.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

senior borrowings and the related assets and borrowings are retained on the consolidated balance sheets and no gain or loss has been recognized in the consolidated statements of operations.

Warrants: The Company’s warrants do not meet the criteria for equity treatment due to a provision in the warrant agreement governing such warrants (“Warrant Agreement”) related to certain tender or exchange offer provisions; as such, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. Redeemable warrants exercisable for OppFi’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) are valued at market price based on the observable traded price in an active market (“Public Warrants”). The Company utilizes a Black-Scholes-Merton (“Black-Scholes”) option-pricing model to value the outstanding private placement warrants (“Private Placement Warrants”) issued in connection with the Company’s initial public offering (“IPO”) at each reporting period.

Tax receivable agreement liability: Pursuant to the Business Combination Agreement (“Business Combination Agreement”), dated as of February 9, 2021, by and among FG New America Acquisition Corp. (“FGNA”), OppFi-LLC, OFS, and Todd Schwartz (“Members’ Representative”), in his capacity as the representative of the Members immediately prior to the closing (“Closing”), OppFi entered into the Tax Receivable Agreement (“TRA”) with the Members and the Members’ Representative. The TRA provides for payment to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash. OppFi-LLC will have in effect an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of Retained OppFi Units occurs. The remaining 10% cash tax savings resulting from the basis adjustments will be retained by the Company.

In general, cash tax savings result in a year when the tax liability of the Company for the year, computed without regard to the deductions attributable to the amortization or depreciation of the basis increase and other deductions that arise in connection with the payment of the cash consideration under the TRA or the exchange of Retained OppFi Units for Class A Common Stock, would be more than the tax liability for the year taking into account such deductions. Payments under the TRA will not be due until the Company is able to reduce an actual cash tax liability by the amortization of the basis increase on a filed tax return. The payments under the TRA are expected to begin in 2025.

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

As of December 31, 2024, the Company’s liability related to its expected obligations under the TRA was $26.5 million with a corresponding deferred tax asset of $6.2 million; the remaining $20.3 million was recorded to additional paid-in capital. As of December 31, 2023, the Company’s liability related to its expected obligations under the TRA was $25.0 million with a corresponding deferred tax asset of $5.9 million; the remaining $19.0 million and $0.1 million were recorded to additional paid-in capital and tax benefit, respectively.

Loss contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the Company’s consolidated financial statements.

Treasury stock: The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity on the consolidated balance sheets. The Company accounts for the reissuance of treasury stock on the first-in, first out method. The Company did not reissue or retire treasury stock during the years ended December 31, 2024 and 2023.

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

Loan origination costs: Loan origination costs related to the origination of installment finance receivables recognized at fair value are expensed when incurred. Direct costs incurred for the origination of these finance receivables included underwriting fees, employee salaries and benefits directly related to the origination of the loan and program fees. Loan origination costs also included direct costs incurred for directly acquiring a customer.

Exit costs: Costs associated with exit activities include contract termination costs and other costs associated with exit activities. In January 2024, the Company completed the previously disclosed wind down and exited its OppFi Card product. In accordance with the provisions of FASB ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability for $2.9 million for costs related to contracts associated with its OppFi Card product that will continue to be incurred under these contracts for their remaining term without economic benefit to the Company. The Company recorded these costs in exit costs on the consolidated statements of operations. As of December 31, 2024, the Company’s remaining liability totaled $2.0 million, which is included in accrued expenses on the consolidated balance sheets.

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

The benefit of tax positions taken or expected to be taken in the Company’s income tax returns is recognized in the financial statements if such positions are more likely than not of being sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryover or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents a potential future obligation to the taxing authority for a tax position that was not recognized. Interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable, and is included in general, administrative and other in the consolidated statements of operations.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 74.4% and 83.0% of the economic ownership percentage of OppFi-LLC as of December 31, 2024 and 2023, respectively. In accordance with the provisions of FASB ASC 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the consolidated statements of operations.

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

Accounting pronouncements issued and adopted: In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (Topic 280): Improvements to Reportable Segment Disclosures. The purpose of ASU 2023-07 is to provide guidance on new segment disclosures, including significant segment expenses. The guidance is effective for annual reporting periods beginning after December 15, 2023 and interim periods within the annual reporting period beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 effective for the annual reporting period beginning January 1, 2024. See Note 12. Segment Reporting for additional information.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Accounting pronouncements issued and not yet adopted: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of ASU 2023-09 is to provide guidance on the enhanced income tax disclosure requirements. The guidance requires an entity to disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the Company’s disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The purpose of ASU 2024-03 is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the Company’s disclosures.

Note 2. Finance Receivables at Fair Value

The components of installment finance receivables at fair value as of December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Unpaid principal balance of finance receivables - accrual	$394,030	$384,587
Unpaid principal balance of finance receivables - non-accrual	31,210	31,876
Unpaid principal balance of finance receivables	$425,240	$416,463

Finance receivables at fair value - accrual	$452,438	$444,120
Finance receivables at fair value - non-accrual	2,906	1,135
Finance receivables at fair value, excluding accrued interest and fees receivable	455,344	445,255
Accrued interest and fees receivable	18,352	18,065
Finance receivables at fair value	$473,696	$463,320

Difference between unpaid principal balance and fair value	$30,104	$28,792

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finance receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of December 31, 2024 and 2023, the aggregate unpaid principal balance of installment finance receivables 90 days or more past due was $14.4 million and $15.2 million, respectively. As of December 31, 2024 and 2023, the fair value of installment finance receivables 90 days or more past due on a contractual basis was $1.3 million and $0.5 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Changes in the fair value of installment finance receivables at fair value for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Balance at the beginning of the period	$463,320	$457,296	$383,890
Originations	732,012	719,503	731,159
Repayments	(517,480)	(484,325)	(428,957)
Accrued interest and fees receivable	287	2,265	5,163
Charge-offs, net (1)	(205,755)	(220,895)	(232,266)
Net change in fair value (1)	1,312	(10,524)	(1,693)
Balance at the end of the period	$473,696	$463,320	$457,296

(1) Included in “Change in fair value of finance receivables” in the Consolidated Statements of Operations.

Note 3. Property, Equipment and Software, Net

Property, equipment and software as of December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Capitalized technology	$67,515	$55,405
Furniture, fixtures and equipment	4,432	3,964
Leasehold improvements	979	979
Total property, equipment and software	72,926	60,348
Less accumulated depreciation and amortization	(59,250)	(50,056)
Property, equipment and software, net	$13,676	$10,292

Note 4. Accrued Expenses

Accrued expenses as of December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Accrual for services rendered and goods purchased	$12,592	$6,899
Accrued payroll and benefits	10,141	8,900
Amount due to bank partners	3,070	1,076
Accrued interest	2,519	2,794
Accrued exit costs	2,017	—
Other	2,072	2,337
Total	$32,411	$22,006

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5. Leases

The Company leases its office facilities under a non-cancelable operating lease agreement with an unrelated party through September 2030. The lease agreement includes non-lease components, such as common area maintenance and reimbursements for real estate taxes, which are expensed as incurred as variable lease payments. The lease agreement also includes options to extend or terminate the lease agreement. The Company is not reasonably certain that it will extend or terminate the lease agreement; as such, lease payments do not take into account these options. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants. In connection with the lease agreement, the Company executed a letter of credit in the amount of $1.8 million. As of December 31, 2024 and 2023, there were no outstanding balances on the letter of credit.

On October 10, 2022, the Company entered into a sublease agreement with a third-party to sublease one of its office facilities through August 2025. The sublease agreement includes options for the sublessee to extend or terminate the lease agreement. The Company is not reasonably certain that the sublessee will extend or terminate the lease agreement; as such, lease payments do not take into account these options. The Company’s sublease agreement does not contain any material residual value guarantees or material restrictive covenants. Under the terms of the sublease agreement, the third-party provides the Company with an irrevocable letter of credit in the amount $0.1 million. The Company is entitled to draw on the letter of credit in the event of any default under the terms of the sublease agreement. The Company expects to receive $0.9 million over the term of the sublease agreement. The remaining balance of deferred lease revenue as of December 31, 2024 was $0.2 million which will be recognized over the remaining lease term of approximately eight months. The sublease agreement did not relieve the Company of its primary obligation under its lease agreement. The sublease income to be earned was determined to be less than the costs associated with the primary lease held by the Company. As a result, the Company recorded an impairment expense of $0.5 million on the lease commencement date to adjust its operating lease right-of-use asset, which was included in general, administrative and other in the consolidated statement of operations.

In April 2023, the Company entered into a lease agreement under a non-cancelable operating lease agreement with an unrelated party through May 31, 2024. The lease provided for monthly lease payments of $12 thousand. The lease agreement did not include options to extend or terminate the lease agreement. The Company was not reasonably certain that it would extend or terminate the lease agreement; as such, lease payments do not take into account these options. The Company’s lease agreement did not contain any material residual value guarantees or material restrictive covenants. The Company recognized a ROU asset of $0.2 million and lease liability of $0.2 million related to this lease agreement. Subsequent to May 31, 2024, the Company entered into a short-term lease agreement and did not recognize a ROU asset or lease liability.

The components of total lease cost for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Operating lease cost	$2,300	$2,347	$2,043
Variable lease expense	1,604	1,983	2,271
Short-term lease cost	97	71	98
Sublease income	(318)	(318)	(53)
Total lease cost	$3,683	$4,083	$4,359

Supplemental cash flow information related to the leases for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,476	$2,647	$2,271
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$—	$159	$465

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The aggregate weighted-average remaining lease term and weighted-average discount rate as of December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Weighted-average remaining lease term (in years)	5.8	6.7	7.8
Weighted-average discount rate	5%	5%	5%

Future minimum operating leases as of December 31, 2024 were as follows (in thousands):

Year	Amount
2025	$2,482
2026	2,557
2027	2,633
2028	2,712
2029	2,794
Thereafter	2,144
Total lease payments	15,322
Less: imputed interest	(2,028)
Operating lease liabilities	$13,294

Note 6. Borrowings

The following is a summary of the Company’s outstanding borrowings as of December 31, 2024 and 2023, including borrowing capacity as of December 31, 2024 (in thousands):

Purpose	Borrower(s)	Borrowing Capacity	2024	2023	Interest Rate as of December 31, 2024					Maturity Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$125,000	$84,500	$103,400	SOFR	plus	6.75%			June 2026
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	125,000	62,500	37,500	SOFR	plus	7.50%			July 2027
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	85,871	93,871	SOFR	plus	7.50%			December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	55,957	48,442	SOFR	plus	7.45%			October 2026
Total revolving lines of credit		475,000	288,828	283,213

Term loan, net	OppFi-LLC	50,000	29,930	49,454	SOFR	plus	0.11%	plus	10%	September 2025
Total senior debt, net		$525,000	$318,758	$332,667

Note payable
Financed insurance premium	OppFi-LLC	$—	$—	$1,449			9.70%			June 2024	(1)

(1) Maturity date as of 12/31/2023 and for the subsequent period until the borrowing was paid in full in June 2024.

Senior debt, net:

Revolving line of credit - Opportunity Funding SPE V, LLC

In April 2019, Opportunity Funding SPE V, LLC entered into a revolving line of credit agreement with Midtown Madison Management LLC (“OppFi-LLC Midtown Credit Agreement”). Interest is payable monthly. Borrowings are secured by the assets of Opportunity Funding SPE V, LLC. OppFi-LLC provides certain representations and warranties related to the debt. The line of credit agreement is subject to a borrowing base and various financial covenants, including maintaining a minimum tangible net worth and restrictions related to dividend payments.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On July 19, 2023, OppFi-LLC and Opportunity Funding SPE V, LLC entered into an Amended and Restated Revolving Credit Agreement (the “A&R Credit Agreement”), which amended and restated the OppFi-LLC Midtown Credit Agreement. The A&R Credit Agreement amended the revolving credit agreement to, among other things, increase the size of the facility from $200.0 million to $250.0 million. The $250.0 million of availability under the A&R Credit Agreement is comprised of $125.0 million under the existing Tranche B and $125.0 million under a new Tranche C. In addition, Opportunity Funding SPE V, LLC may request, at any time during the Tranche C commitment period, one (1) increase in the Tranche C committed amount in an amount equal to $25.0 million, resulting in an aggregate Tranche C commitment equal to $150.0 million.

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

On March 19, 2024, the Company entered into an amendment (the “First Amendment”). The First Amendment, among other things, removed a collateral performance trigger that the Company had previously been out of compliance with.

Revolving line of credit - Gray Rock SPV LLC

On April 15, 2022, Gray Rock SPV LLC entered into a revolving line of credit agreement that provides maximum borrowings of $75.0 million. Interest is payable monthly. Borrowings are secured by the assets of Gray Rock SPV LLC. The revolving line of credit agreement contains a financial covenant restricting dividend payments.

On April 12, 2024, Gray Rock SPV LLC entered into an amendment (the “Fourth Amendment”). The Fourth Amendment, among other things, extended the maturity date from April 15, 2025 to October 16, 2026 and increased the applicable margin rate from 7.25% to 7.45%.

Term loan, net

In November 2018, OppFi-LLC entered into a $25.0 million senior secured multi-draw term loan agreement with Midtown Madison Management LLC (“OppFi-LLC Midtown Term Loan Agreement”), which is secured by a senior secured claim on OppFi-LLC’s assets and a second lien interest in the receivables owned by select OppFi-LLC’s SPEs. Interest is payable monthly. The loan agreement is subject to various financial covenants. In April 2020, OppFi-LLC exercised an option to increase the facility commitment amount to $50.0 million. On March 30, 2021, OppFi-LLC drew the remaining $35.0 million available commitment.

On May 30, 2024, the Company entered into an amendment (the “Eleventh Amendment”). The Eleventh Amendment, among other things, replaced the use of the synthetic LIBOR rates due to the cessation of LIBOR on June 30, 2023 with Term Secured Overnight Financing Rate (“Term SOFR”) as the benchmark interest rate and amended the optional prepayments provision to allow the Company to voluntarily prepay in part, in minimum amounts of $10.0 million and increments of $10.0 million thereof.

On September 13, 2024, the Company entered into an amendment (the “Twelfth Amendment”). The Twelfth Amendment, among other things, extended the maturity date from March 30, 2025 to September 30, 2025 and amended the repayment provision to require OppFi-LLC to repay outstanding principal in installment amounts of $20.0 million on the last day of the fiscal quarter ending on March 31, 2025 and $10.0 million on the last day of each subsequent fiscal quarter.

During the year ended December 31, 2024, the Company repaid principal totaling $20.0 million, of which included a prepayment of $10.0 million, resulting in an outstanding principal as of December 31, 2024 of $30.0 million.

Certain of the Company’s foregoing credit facilities that consist of term loans and revolving loan facilities are subject to provisions that provide for a cross-default in the event certain covenants under the relevant agreements are breached.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Total interest expense related to the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $42.2 million, $44.2 million and $31.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortized debt issuance costs associated with the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, were $2.4 million, $2.4 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, unamortized debt issuance costs associated with the Company’s senior debt totaled $2.8 million and $4.3 million of which $2.7 million and $3.8 million related to the revolving line of credit, respectively, and $0.1 million and $0.5 million related to the term loan, respectively.

Note payable: In August 2023, OppFi entered into a financing agreement for the financing of insurance premiums totaling $2.4 million payable in ten monthly installments of $0.2 million through June 15, 2024. As of December 31, 2024, the borrowing under this note payable was paid in full.

Total interest expense related to notes payable, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $0.1 million, $0.1 million and $44 thousand for the years ended December 31, 2024, 2023 and 2022 respectively.

As of December 31, 2024, required payments for all borrowings, excluding revolving lines of credit, for each of the next five years were as follows (in thousands):

Year	Amount
2025	$30,000
2026	—
2027	—
2028	—
2029	—
Total	$30,000

Note 7. Warrants

Public Warrants: As of December 31, 2024 and 2023, there were 13,352,317 and 11,887,500 Public Warrants outstanding, respectively. The number of Public Warrants as of December 31, 2024 includes warrants that were initially issued as Private Placement Warrants that are no longer held by their initial holders or their permitted transferees. Each whole Public Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Public Warrants will expire on July 20, 2026, five years after the Closing Date, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Private Placement Warrants: As of December 31, 2024 and 2023, there were 1,987,120 and 3,451,937 Private Placement Warrants outstanding, respectively, all of which are non-redeemable and may be exercised on a cashless basis so long as they continue to be held by their initial holders or their permitted transferees. As of December 31, 2024 and 2023, the Private Placement Warrants comprised of 1,074,620 and 2,539,437 warrants, respectively, to purchase Class A Common Stock at

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

$11.50 per share (“$11.50 Exercise Price Warrants”) and 912,500 warrants to purchase Class A Common Stock at $15.00 per share (“$15 Exercise Price Warrants”). The $11.50 Exercise Price Warrants expire simultaneously with the Public Warrants, except for certain of the $11.50 Exercise Price Warrants held by underwriters in the IPO (“Underwriter Warrants”) that expire on September 29, 2025 so long as they continue to be held by their initial holders or their permitted transferees. The $15 Exercise Price Warrants expire on July 20, 2031, ten years after the Closing Date, at 5:00 p.m., New York City time, so long as they continue to be held by their initial holders or their permitted transferees, and otherwise expire simultaneously with the Public Warrants.

Warrant liabilities: The Company recorded warrant liabilities of $15.1 million and $6.9 million in the consolidated balance sheets as of December 31, 2024 and 2023, respectively. The fair value of the Public Warrants increased by $5.7 million and $3.5 million for the years ended December 31, 2024 and 2023, respectively, and decreased by $6.9 million, for the year ended December 31, 2022. The fair value of the Private Placement Warrants increased by $2.5 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively, and decreased by $2.5 million for the year ended December 31, 2022.

Note 8. Stockholders’ Equity

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

Share repurchase: On January 6, 2022, OppFi announced that its Board of Directors (“Board”) had authorized a program to repurchase (the “2022 Repurchase Program”) up to $20.0 million in the aggregate of shares of Class A Common Stock. Repurchases under the 2022 Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing and amount of the repurchases will depend on market conditions and other requirements. The 2022 Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and the 2022 Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that the Company repurchases under the 2022 Repurchase Program, OppFi-LLC will redeem one Class A common unit of OppFi-LLC held by OppFi, decreasing the percentage ownership of OppFi-LLC by OppFi and relatively increasing the ownership by the Members. The 2022 Repurchase Program expired on December 31, 2023.

There were no repurchase activities during the year ended December 31, 2023. During the year ended December 31, 2022, OppFi repurchased 703,914 shares of Class A Common Stock for an aggregate purchase price of $2.5 million at an average purchase price of $3.47 per share. These shares were held as treasury stock as of December 31, 2024.

On April 9, 2024, the Company announced that its Board had authorized a program to repurchase (the “2024 Repurchase Program”) up to $20.0 million in the aggregate of shares of the Company’s Class A Common Stock. Repurchases under the 2024 Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable legal requirements, including restrictions in the Company’s existing credit facilities. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

10b5-1, which would permit Class A Common Stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of the repurchases will depend on market conditions and other requirements. The 2024 Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and the 2024 Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that the Company repurchases under the 2024 Repurchase Program, OppFi-LLC, the Company’s direct subsidiary, will redeem one Class A common unit of OppFi-LLC held by the Company, decreasing the percentage ownership of OppFi-LLC by the Company and relatively increasing the ownership by the other members. The 2024 Repurchase Program will expire in April 2027.

During the year ended December 31, 2024, OppFi repurchased 1,034,710 shares of Class A Common Stock, which were held as treasury stock as of December 31, 2024, for an aggregate purchase price of $3.6 million at an average purchase price per share of $3.41. As of December 31, 2024, $16.4 million of the repurchase authorization under the 2024 Repurchase Program remained available.

Dividend paid: On May 1, 2024, the Company paid a dividend of $0.12 per share ($2.4 million in the aggregate) to stockholders of record of the Company’s Class A Common Stock as of the close of business on April 19, 2024. The Company did not pay any dividends during the years ended December 31, 2023 and 2022.

Member Distributions: On May 1, 2024, OppFi-LLC paid a special distribution of $0.12 per share ($10.3 million in the aggregate), which is included in member distributions in the consolidated statements of stockholders’ equity, to holders of record of OppFi Units as of the close of business on April 19, 2024. OppFi-LLC did not pay any special distributions during the years ended December 31, 2023 and 2022.

Earnout Units: In connection with the transactions contemplated by the Business Combination Agreement (“Business Combination”), 25,500,000 Retained OppFi Units (“Earnout Units”) held by the Members, and an equal number of shares of Class V Voting Stock distributed to OFS in connection with the Business Combination, were subject to certain restrictions and potential forfeiture pending the achievement (if any) of certain earnout targets pursuant to the terms of the Business Combination Agreement. But for restrictions related to a lock-up (transfer restrictions) and forfeiture (earnout criteria), as such restrictions were more specifically set forth in the Investor Rights Agreement entered into at the Closing, by and among the Company, certain founder holders of FGNA, the Members, the Members’ Representative and certain other parties thereto and/or the OppFi A&R LLCA, as applicable, the Earnout Units had all other economic and voting rights of the other units of OppFi-LLC. With respect to transfers, the Earnout Units were subject to a lock-up until the later of the end of the lock-up period applicable to other OppFi Units or until such Earnout Units were earned in accordance with the Business Combination Agreement. With respect to distributions (other than tax distributions, which in respect of such Earnout Units were treated the same as any other OppFi Unit in accordance with the OppFi A&R LLCA) in relation to the Earnout Units, such distributions (other than tax distributions) were held back until the Earnout Units were earned. If an Earnout Unit was not earned, and therefore forfeited, related distributions were distributed to the other holders of units at such time. Earnout Units were to be earned as follows:

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Earnout Units were classified as equity transactions at initial issuance and at settlement when earned. Until the shares were issued and earned, the Earnout Units were not included in shares outstanding. The Earnout Units were not considered stock-based compensation.

On July 21, 2024, the Company determined that the 25,500,000 Earnout Units of OppFi-LLC issued pursuant to the Business Combination Agreement, were not earned pursuant to the earnout provisions of the Business Combination Agreement on or prior to the three (3) year anniversary of the closing date of the Business Combination. Accordingly, on such date the Earnout Units were forfeited, for no consideration, by the holders thereof to OppFi-LLC and the 25,500,000 shares of Class V Voting Stock associated with the Earnout Units were forfeited, for no consideration, by OFS to the Company.

Note 9. Stock-Based Compensation

On July 20, 2021, the Company established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of December 31, 2024, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan was 22,794,973 shares. The maximum aggregate number of shares is subject to annual increases, which began on January 1, 2022, and continues on the first day of each subsequent fiscal year through and including the tenth anniversary of the commencement of the initial annual increase, equal to the lesser of two percent of the number of shares of Class A Common Stock outstanding at the conclusion of the Company’s immediately preceding fiscal year, or an amount determined by the Company’s Board of Directors. As of December 31, 2024, the Company had only granted awards in the form of options, restricted stock units, and performance stock units.

Stock options: Under the terms of the Plan, incentive stock options must have an exercise price at or above the fair market value of the stock on the date of the grant. Stock options granted have service-based vesting conditions only. Stock options generally vest over four years with 25% of stock options vesting on the first anniversary of the grant date and the remaining 75% vesting quarterly over the remaining 36 months. Option holders have a 10-year period to exercise the options before they expire. Stock options that are not vested and exercisable on the date of a participant’s termination generally expire on such date. Stock options that are vested and exercisable on the date of a participant’s termination are generally forfeited 90 days following the participant’s termination date. Forfeitures are recognized during the period in which they occur.

A summary of the Company’s stock option activity for the year ended December 31, 2024 is as follows:

(in thousands, except share and per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,842,192	$13.65	7.6	$450
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2024	1,842,192	$13.65	6.6	$1,065
Vested and exercisable as of December 31, 2024	1,620,117	$14.11	6.6	$665

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

For the years ended December 31, 2024, 2023 and 2022, the Company recognized stock-based compensation of $0.5 million, $0.6 million and $0.1 million, respectively, related to stock options. As of December 31, 2024, the Company had unrecognized

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

stock-based compensation of $0.4 million related to unvested stock options that is expected to be recognized over an estimated weighted-average period of approximately 0.8 years.

The Company did not grant stock options during the years ended December 31, 2024 and 2023. The weighted-average grant date fair value of stock options granted during the year ended December 31, 2022 was $2.33. The fair value of each option grant during the year ended December 31, 2022 was estimated on the grant date using the Black-Scholes option-pricing model.

The range of assumptions was as follows:

2022
Volatility	60.00% - 65.00%
Risk-free rate	1.71% - 3.02%
Expected term	6.10 years
Dividend yield	0.00%

Volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected life of the stock options. At the time of the grant, volatility was based on an estimate derived from a representative group of publicly traded companies due to the lack of company-specific market data.

Risk-free rate is based on U.S. Treasury Note yields.

Expected term represents the weighted-average period over which the granted stock options are expected to remain outstanding.

Dividend yield is based on the Company’s history and expectation of dividend payments.

There were no stock options exercised during the year ended December 31, 2024. Cash received from the exercise of stock options during the year ended December 31, 2023 was $59 thousand. The total intrinsic value of the stock options exercised was $13 thousand during the year ended December 31, 2023. There were no stock options exercised during the year ended December 31, 2022.

Restricted stock units: Under the terms of the Plan, the Company may grant awards to employees, officers and directors in the form of restricted stock units (“RSUs”), which collectively represent contingent rights to receive shares of Class A Common Stock. The RSUs granted to employees and officers generally vest over four years with 25% of the RSUs vesting on the first anniversary of the grant date and the remaining 75% vesting quarterly over the remaining 36 months, and the RSUs granted to directors vest on the earlier of the one-year anniversary of grant date or the date of the Company’s next annual meeting of stockholders.

A summary of the Company’s RSU activity for the year ended December 31, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	1,768,811	$3.45
Granted	2,110,974	2.82
Vested	(1,547,352)	3.00
Forfeited	(508,305)	3.31
Unvested as of December 31, 2024	1,824,128	$3.15

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

For the years ended December 31, 2024, 2023 and 2022, the Company recognized stock-based compensation of $4.5 million, $3.2 million and $2.8 million, respectively, related to RSUs. As of December 31, 2024, total unrecognized compensation

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

expense related to RSUs was $5.0 million which will be recognized over a weighted-average vesting period of approximately 2.5 years.

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

A summary of the Company’s PSU activity for year ended December 31, 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	127,835	$3.42
Granted	—	—
Vested	(51,279)	3.43
Forfeited	—	—
Unvested as of December 31, 2024	76,556	$3.41

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

For the years ended December 31, 2024, 2023 and 2022, the Company recognized stock-based compensation of $0.1 million, $0.2 million and $0.4 million, respectively, related to PSUs. As of December 31, 2024, total unrecognized compensation expense related to PSUs was $0.1 million which will be recognized over a weighted-average vesting period of approximately 1.3 years.

Employee Stock Purchase Plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP permits eligible employees to contribute up to 10% of their compensation, not to exceed the IRS allowable limit, to purchase shares of the Company’s Class A Common Stock during six month offerings. Eligible employees will purchase the shares at a price per share equal to the lesser of 85% of the fair market value of the Company’s Class A Common Stock on the first trading day of the offering period or the last trading day of the offering period. The offering periods begin each January 1 and July 1, with the initial offering period beginning on January 1, 2022. As of December 31, 2024, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP was 1,672,427 and may consist of authorized but unissued or reacquired shares of Class A Common Stock. The maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP shall be cumulatively increased on January 1, 2022 and on each subsequent January 1, through and including January 1, 2030, by a number of shares equal to the smallest of (a) one percent of the number of shares of Class A Common Stock issued and outstanding on the immediately preceding December 31, (b) 2,400,000 shares, or (c) an amount determined by the Board of Directors. As of December 31, 2024, there were 361,292 shares of Class A Common Stock purchased under the ESPP. As of December 31, 2023, 234,249 shares of the Company’s Class A Common Stock had been purchased under the ESPP.

As of December 31, 2024 and 2023, ESPP employee payroll contributions accrued of $0.1 million and $0.1 million, respectively, are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of December 31, 2024 will be used to purchase shares at the end of the ESPP offering period ending on December 31, 2024. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized ESPP compensation expense of $0.1 million, $0.1 million and $0.1 million, respectively.

Note 10. Income Taxes

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

pro rata basis. OppFi is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of OppFi-LLC, as well as any stand-alone income or loss generated by OppFi.

For the year ended December 31, 2024, OppFi recorded an income tax expense of $4.2 million and reported consolidated income before taxes of $88.1 million, resulting in a 4.8% effective income tax rate. For the year ended December 31, 2023, OppFi recorded an income tax expense of $2.3 million and reported consolidated income before taxes of 41.8 million, resulting in a 5.6% effective income tax rate. For the year ended December 31, 2022, OppFi recorded an income tax benefit of $0.3 million and reported consolidated income before taxes of $3.1 million, resulting in a negative 9.0% effective income tax rate.

The following table summarizes income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Federal income taxes:
Current	$503	$27	$—
Deferred	3,118	1,058	(350)
State income taxes:
Current	248	480	312
Deferred	346	766	(239)
Income tax expense (benefit)	$4,215	$2,331	$(277)

The following table summarizes the differences between the effective income tax rate and the federal statutory income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022, respectively (dollars in thousands):

	2024		2023		2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Federal income taxes at statutory rate	$18,491	21.0%	$8,780	21.0%	$643	21.0%
State tax expense, net of federal income tax benefit	590	0.6%	1,239	3.0%	73	2.4%
Fair market value adjustment of warrants	1,731	2.0%	1,045	2.5%	(1,964)	(64.1)%
Effect of flow-through entity	(16,149)	(18.3)%	(8,831)	(21.1)%	981	32.0%
Other	(448)	(0.5)%	98	0.2%	(10)	(0.3)%
Total	$4,215	4.8%	$2,331	5.6%	$(277)	(9.0)%

OppFi’s effective income tax rate for the years ended December 31, 2024, 2023 and 2022 differs from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, change in fair value of warrant liabilities, and state income taxes.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of deferred tax asset as of December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Investment in partnership	$14,076	$15,921
Tax receivable agreement liability	6,216	5,891
Net operating loss	366	3,275
Intangibles	479	523
Stock compensation	107	105
Other	96	62
Deferred tax asset	$21,340	$25,777

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2024, OppFi had approximately $1.3 million of federal net operating loss carryovers and $1.9 million of state net operating loss carryovers. As of December 31, 2023, OppFi had approximately $13.7 million of federal net operating loss carryovers and $8.2 million of state net operating loss carryovers. The entirety of the federal net operating loss carryover has no expiration date and the state net operating loss carryovers will expire in varying amounts beginning in 2036.

At the time of the Business Combination, OppFi recorded a deferred tax asset of $18.9 million with an offset to additional paid-in capital for the difference between the book value and the tax basis of OppFi’s investment in OppFi-LLC. As of December 31, 2024, the related deferred tax asset was $14.1 million. The decrease was due to additional differences between the book and taxable income in 2024. Based on the Company’s cumulative earnings history and forecasted future sources of taxable income, the Company believes that it will be able to realize the deferred tax assets in the future. As the Company reassesses this position in the future, changes in cumulative earnings history, excluding non-recurring charges, or changes to forecasted taxable income may alter this expectation and may result in an increase in the valuation allowance and an increase in the effective tax rate.

In connection with the Business Combination, the Company entered into the TRA, which provides for payment to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash. The Company has in effect an election under Section 754 of the Internal Revenue Code and will have such an election effective for each taxable year in which a redemption or exchange (including deemed exchange) of OppFi-LLC interests for shares of Class A Common Stock or cash occurs. The Company will retain the benefit of the remaining 10% of these cash savings. For the period from the Closing Date through December 31, 2024, the TRA liability increased by $1.5 million related to exchanges that occurred during that period. The increased expected benefit of the TRA payments resulted in an increase of the deferred tax asset of $0.3 million, with a net offsetting entry to additional paid-in capital.

As of December 31, 2024 and 2023, OppFi had unrecognized tax benefit of $103 thousand and $38 thousand, respectively, related to research and development credits allocated from OppFi-LLC. ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The following table summarizes the change in unrecognized tax benefits as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Unrecognized tax benefits at beginning of the year	$38	$20
Additions based on tax positions related to the current year	27	19
Additions for tax positions of prior years	38	—
Reductions for tax positions of prior years	—	(1)
Settlements with taxing authorities	—	—
Other, net	—	—
Net change in unrecognized tax benefits	65	18
Unrecognized tax benefits at end of the year	$103	$38

Note 11. Fair Value Measurements

Fair value on a nonrecurring basis: As of December 31, 2024 and 2023, the Company has no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 are as follows (in thousands):

		Fair Value Measurements
	2024	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$455,344	$—	$—	$455,344

Financial liabilities:
Warrant liability - Public Warrants (2)	10,342	10,342	—	—
Warrant liability - Private Placement Warrants (3)	4,766	—	—	4,766

		Fair Value Measurements
	2023	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$445,255	$—	$—	$445,255

Financial liabilities:
Warrant liability - Public Warrants (2)	4,636	4,636	—	—
Warrant liability - Private Placement Warrants (3)	2,228	—	—	2,228

(1) The Company primarily estimates the fair value of its installment finance receivables portfolio using discounted cash flow models that have been internally developed. The model’s inputs include, but not limited to discount rate, servicing cost, default rate and prepayment rate, that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.

(2) The fair value measurement for the Public Warrants is categorized as Level 1 due to the use of an observable market quote in an active market under the ticker OPFI WS.
(3) The fair value of the Private Placement Warrants is measured using a Black-Scholes option-pricing model; accordingly, the fair value measurement for the Private Placement Warrants is categorized as Level 3.

During the years ended December 31, 2024 and 2023, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

The following table presents the significant assumptions used for the Company’s Private Placement Warrants at December 31, 2024 and 2023:

	2024		2023
	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	4.17%	4.41%	4.07%	3.84%
Expected term (years)	1.6 years	6.6 years	2.6 years	7.6 years
Expected volatility	47.30%	47.30%	44.10%	44.10%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$0.91	$2.69	$0.41	$1.30

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2022	$279	$420	$699
Change in fair value	762	767	1,529
Fair value as of December 31, 2023	1,041	1,187	2,228
Change in fair value	1,270	1,268	2,538
Fair value as of December 31, 2024	$2,311	$2,455	$4,766

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of December 31, 2024 and 2023 (in thousands):

		Fair Value Measurements
	2024	Level 1	Level 2	Level 3
Assets:
Cash	$61,344	$61,344	$—	$—
Restricted cash	26,944	26,944	—	—
Accrued interest and fees receivable	18,352	18,352	—	—
Settlement receivable	2,036	2,036	—	—

Liabilities:
Senior debt, net	318,758	—	—	318,758

		Fair Value Measurements
	2023	Level 1	Level 2	Level 3
Assets:
Cash	$31,791	$31,791	$—	$—
Restricted cash	42,152	42,152	—	—
Accrued interest and fees receivable	18,065	18,065	—	—
Finance receivables at amortized cost, net	110	—	—	110
Settlement receivable	1,904	1,904	—	—

Liabilities:
Senior debt, net	332,667	—	—	332,667
Notes payable	1,449	—	—	1,449

Note 12. Segment Reporting

The Company operates as a single reportable segment and manages the business activities on a consolidated basis. The Company derives its revenue in the United States by offering its installment loan product.

The Company’s Chief Executive Officer is considered to be the chief operating decision maker (“CODM”). The CODM utilizes the net income in the consolidated statements of operations to assess financial performance, allocate resources and make strategic decisions. The measure of segment assets is total assets in the consolidated balance sheets.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents selected financial information for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Total revenue	$525,963	$508,949	$452,859

Charge-offs, net	(205,755)	(220,895)	(232,266)
Net change in fair value	1,312	(10,524)	(1,693)
Change in fair value of finance receivables	(204,443)	(231,419)	(233,959)
Provision for credit losses on finance receivables	(42)	(4,348)	(1,940)
Net revenue	321,478	273,182	216,960
Expenses:
Salaries and employee benefits	60,475	60,680	59,976
Direct marketing costs	49,208	50,562	58,294
Interest expense and amortized debt issuance costs	44,708	46,750	35,162
Professional fees	21,574	18,027	12,940
Technology costs	12,171	12,543	13,054
Depreciation and amortization	9,621	12,735	13,581
Payment processing fees	7,119	10,439	10,418
Occupancy	4,030	4,431	4,441
Exit costs	2,983	—	—
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	—	(2,983)	—
Impairment of assets held for sale	—	—	3,571
General, administrative and other	15,053	13,643	11,865
Total expenses	226,942	226,827	223,302
Income (loss) from operations	94,536	46,355	(6,342)
Other (expense) income:
Change in fair value of warrant liabilities	(8,244)	(4,976)	9,352
Income from equity method investment	1,442	—	—
Other income	318	431	53
Income before income taxes	88,052	41,810	3,063
Income tax expense (benefit)	4,215	2,331	(277)
Net income	83,837	39,479	3,340
Less: net income (loss) attributable to noncontrolling interest	76,579	40,484	(3,758)
Net income (loss) attributable to OppFi Inc.	$7,258	$(1,005)	$7,098

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

On July 20, 2023, a stockholder filed a putative class action complaint in the Court of Chancery of the State of Delaware (Case No. 2023-0737) on behalf of a purported class of Company stockholders naming certain of FGNA’s former directors and officers and its controlling stockholder, FG New America Investors, LLC (the “Sponsor”), as defendants. The lawsuit alleges that the defendants breached their fiduciary duties to the stockholders of FGNA stemming from FGNA’s merger with OppFi-LLC and that the defendants were unjustly enriched. The lawsuit seeks, among other relief, unspecified damages, redemption rights, and attorneys’ fees. On February 7, 2025, the complaint was amended to name Todd Schwartz, the Company’s Executive Chairman and Chief Executive Officer, Theodore Schwartz, a director of the Company, Schwartz Capital Group, the Company’s former Chief Executive Officer and a former investment banker of the Company, alleging such parties aided and abetted the breaches of the previously named defendants. The Company is not a party to the lawsuit. The Company and OppFi-LLC are obligated to indemnify certain of the defendants in the action. The Company and OppFi-LLC have tendered defense of this action under their respective directors’ and officers' insurance policies. Due to the early stage of this case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

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

Christopher McKay is one of our executive officers. Mr. McKay’s daughter was a former employee whose employment with the Company predates Mr. McKay’s designation as an executive officer in 2021. For the year ended December 31, 2024, Ms. McKay’s total compensation did not exceed $120 thousand. For the year ended December 31, 2023, Ms. McKay’s total compensation was approximately $133 thousand. For the year ended December 31, 2022, Ms. McKay’s total compensation did not exceed $120 thousand. These compensation arrangements were consistent with those made available to other employees of the Company with similar years of experience and positions. Ms. McKay also participated in the Company’s benefit plans available to all other employees in similar positions.

Note 14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of December 31, 2024, consumers living primarily in Texas, Florida and Virginia made up approximately 14%, 11% and 11%, respectively, of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2024, there were no other states that made up more than 10% or more of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2023, consumers living primarily in Texas, Florida and Virginia made up

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

approximately 16%, 12%, and 11%, respectively, of the gross amount of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 15. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) and others, as defined in the plan document, who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $1.4 million, $1.5 million, and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except share and per share data):

	2024	2023	2022
Numerator:
Net income (loss) attributable to OppFi Inc.	$7,258	$(1,005)	$7,098
Net income (loss) available to Class A common stockholders - Basic	7,258	(1,005)	7,098
Net loss attributable to noncontrolling interest	—	—	(3,758)
Income tax benefit	—	—	908
Net income (loss) available to Class A common stockholders - Diluted	$7,258	$(1,005)	$4,248
Denominator:
Weighted-average Class A common stock outstanding - Basic	20,145,606	16,391,199	13,913,626
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock units	—	—	105,928
Performance stock units	—	—	9,492
Warrants	—	—	—
Employee stock purchase plan	—	—	2,551
Retained OppFi Units, excluding Earnout Units	—	—	70,224,487
Dilutive potential common shares	—	—	70,342,458
Weighted-average units outstanding - diluted	20,145,606	16,391,199	84,256,084
Earnings (loss) per share:
Basic EPS	$0.36	$(0.06)	$0.51
Diluted EPS	$0.36	$(0.06)	$0.05

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Public Warrants	13,352,317	11,887,500	11,887,500
$11.50 Exercise Price Warrants	1,074,620	2,539,437	2,539,437
$15 Exercise Price Warrants	912,500	912,500	912,500
Stock Options	1,842,192	1,922,473	2,128,503
Restricted stock units	2,058,992	2,006,596	1,847,291
Performance stock units	96,060	183,526	247,565
Employee stock purchase plan units	9,857	—	—
Noncontrolling interest - Earnout Units (1)	—	25,500,000	25,500,000
Noncontrolling interest - OppFi Units	65,619,358	68,357,926	—
Potential common stock	84,965,896	113,309,958	45,062,796
(1) Earnout Units were not earned pursuant to the earnout provisions of the Business Combination Agreement on or prior to July 21, 2024, the three (3) year anniversary of the closing date of the Company’s business combination. Accordingly, on such date the Earnout Units were forfeited.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17. Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and identified the following subsequent event that require disclosure.

Borrowings:

Revolving line of credit - Opportunity Funding SPE V, LLC

On February 13, 2025, OppFi-LLC and Opportunity Funding SPE V, LLC entered into a Second Amended and Restated Revolving Credit Agreement (the “Second A&R Credit Agreement”), which amended that certain A&R Credit Agreement. The Second A&R Credit Agreement amended the A&R Credit Agreement to, among other things, increase the size of the facility under the A&R Credit Agreement from $250 million to $300 million and extend the maturity date to February 13, 2029. The $300 million of availability under the Second A&R Credit Agreement is comprised of $62.5 million under the existing Tranche C and $237.5 million under a new Tranche D. Loans under Tranche C bear interest at the Term SOFR plus 7.75%, through December 31, 2025, and at Term SOFR plus 7.3% at January 1, 2026 and thereafter. Loans under Tranche D bear interest at the Term SOFR plus 7.3%. The commitment period under both tranches is until February 13, 2028. A portion of the proceeds of the Second A&R Credit Agreement were used to repay in full the outstanding Tranche B loans under the A&R Credit Agreement and the remainder of the proceeds are intended to be used to finance receivables growth.

Term loan, net

On March 4, 2025, OppFi-LLC repaid all outstanding obligations under the OppFi-LLC Midtown Term Loan Agreement and the OppFi-LLC Midtown Term Loan Agreement was terminated.

ITEM 9.     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, management determined that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to the existence of the material weakness in internal control over financial reporting related to information technology general controls associated with the Company’s financially relevant information systems. Management determined that the Company’s user access controls designed to ensure appropriate segregation of duties, adequate restriction of users and privileged access to the Company’s financially relevant information systems were not operating effectively and the Company’s user access control designed to ensure appropriate segregation of duties was not designed effectively.

During 2024, management conducted a remediation plan to address the material weakness described above. During the quarter ended December 31, 2024, our management completed testing of the remediation activities and determined that the newly implemented controls had been operating effectively for a sufficient period to conclude that the previously identified material weakness was remediated as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

Other than the changes to the Company’s internal control over financial reporting associated with the remediation process to address the material weakness described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

On November 18, 2024, Ms. Jocelyn Moore, a member of the Company’s Board of Directors, adopted a trading arrangement for the sale of the Company’s Class A Common Stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan provides for the sale of up to 24,664 shares of Class A Common Stock pursuant to the terms of the Rule 10b5-1 Trading Plan beginning in June 2025 and ending in November 2025.

On December 10, 2024, Mr. Theodore Schwartz, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan provides for the sale of up to 3,000,000 shares of Class A Common Stock pursuant to the terms of the Rule 10b5-1 Trading Plan beginning in March 2025 and ending in March 2026.

On December 10, 2024, Mr. Chris McKay, the Company’s Chief Risk and Analytics Officer, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan provides for the sale of up to 83,645 shares of Class A Common Stock pursuant to the terms of the Rule 10b5-1 Trading Plan beginning in April 2025 and ending in December 2025.

With the exception of Ms. Moore, Mr. Schwartz and Mr. McKay, during the quarter ended December 31, 2024, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the sections titled “Proposal 1 - Election of Directors”, “Executive Officers” and “Corporate Governance” that will be included in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Definitive Proxy Statement”). The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2024. If applicable, the information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections titled “Director Compensation” and “Executive Compensation” that will be included in the Definitive Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” that will be included in the Definitive Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
    INDEPENDENCE

The information required by this Item is incorporated herein by reference to the sections titled “Corporate Governance” and “Certain Relationships and Related Party Transactions” that will be included in the Definitive Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section titled “Ratification of Appointment of Independent Registered Public Accounting Firm: Audit, Audit-Related, Tax and All Other Fees” that will be included in the Definitive Proxy Statement.

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

10.6
Employment Agreement, dated August 9, 2022, by and between Opportunity Financial, LLC and Ms. Pamela Johnson (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).++

10.7†+
Senior Secured Multi-Draw Term Loan Facility, dated November 9, 2018, as amended, by and among Opportunity Financial, LLC, the other Borrowers party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.8
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

10.10
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

10.12†
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

10.14
Seventh Amendment to Senior Secure Multi-Draw Term Loan Facility, dated November 3, 2021 by and among Opportunity Financial, LLC, the other credit parties party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021).

10.15†
Eighth Amendment to Senior Secured Multi-Draw Term Loan Facility dated November 10, 2021, by and among Opportunity Financial, LLC, the other credit parties party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021).

10.16†+
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

10.20†
Amendment No. 4 to Revolving Credit Agreement, dated May 11, 2020, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.37 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.21†
Amendment No. 6 to Revolving Credit Agreement and other Credit Documents, dated October 13, 2021, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, Opportunity Funding SPE VII, the other parties thereto and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2021).

10.22†+
Amended and Restated Revolving Credit Agreement, dated July 19, 2023, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023).

10.23†+
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

10.25†+
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

10.27	Form of OppFi Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.49 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021). ++

10.28	Form of OppFi Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 28, 2021). ++

10.29	OppFi Management Holdings, LLC Profits Interest Plan (incorporated by reference to Exhibit 10.50 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021). ++

10.30
Form of OppFi Management Holdings, LLC Profits Interest Plan Management Profits Interest Agreement (incorporated by reference to Exhibit 10.51 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021). ++

10.31†+
Program Marketing and Servicing Agreement, dated November 1, 2019, by and between First Electronic Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.52 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.32	OppFi Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex F of FG New America Acquisition Corp.’s Definitive Proxy Statement filed with the SEC on June 22, 2021).

10.33	Form of Total Return Swap Confirmation, dated April 15, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022). ++

10.34	OppFi Inc. 2021 Equity Incentive Plan, as amended (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 9, 2022). ++

10.35†
Amendment No. 7 to Revolving Credit Agreement and other Credit Documents, dated June 14, 2022, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, Opportunity Funding SPE VII, the other parties thereto and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2022).

10.36†
Ninth Amendment to Senior Secured Multi-Draw Term Loan Facility dated April 1, 2022, by and among Opportunity Financial, LLC, the other credit party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022).

10.37†
Amendment No. 1 to Revolving Credit Agreement, dated March 19, 2024, by and among Opportunity Financial, LLC, Opportunity Funding SPE IX, LLC, the other credit parties and guarantors thereto, UMB Bank, N.A., as administrative agent and collateral agent, Randolph Receivables LLC, as Castlelake Representative, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024).

10.38†+
Eleventh Amendment to Senior Secured Multi-Draw Term Loan Facility, dated May 30, 2024, by and among Opportunity Financial, LLC, the other credit parties party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024).

10.39†+
Third Amendment to Amended and Restated Revolving Credit Agreement, dated April 16, 2024, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the other credit parties thereto and guarantors party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024).

10.40†+
Amendment No. 2 to Revolving Credit Agreement, dated April 24, 2024, by and among Opportunity Financial, LLC, Opportunity Funding SPE IX, LLC, the other credit parties and guarantors thereto, UMB Bank, N.A., as administrative agent and collateral agent, Randolph Receivables LLC, as Castlelake Representative, and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024).

10.41†+
Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated June 12, 2024, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the other credit parties and guarantors party thereto, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024).

10.42†
Amendment No. 3 to Revolving Credit Agreement, dated July 17, 2024, by and among Opportunity Financial, LLC, Opportunity Funding SPE IX, LLC, the other credit parties and guarantors thereto, UMB Bank, N.A., as administrative agent and collateral agent, Randolph Receivables LLC, as Castlelake Representative, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024).

10.43†+
Securities Purchase Agreement, dated July 31, 2024, by and among Opportunity Financial, LLC, Opportunity Financial SMB, LLC, Blaze Capital Funding 5, LLC, and the seller principals party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024).

10.44†+
Twelfth Amendment to Senior Secured Multi-Draw Term Loan Facility and Amendment to Security Agreement, dated September 13, 2024, by and among Opportunity Financial, LLC, the other credit parties and guarantors thereto, Midtown Madison Management LLC, and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024).

10.45†+
Amendment No. 4 to Revolving Credit Agreement, dated September 26, 2024, by and among Opportunity Financial, LLC, Opportunity Funding SPE IX, LLC, the other credit parties and guarantors thereto, UMB Bank, N.A., as administrative agent and collateral agent, Randolph Receivables LLC, as Castlelake Representative, and the lenders party thereto (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024).

10.46†
Joinder and Lock-Up Agreement, dated as of July 31, 2024, by and among OppFi Inc., Opportunity Financial, LLC and Blaze Capital Fund 5, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2024).

19.1*	Insider Trading Policy

21.1*	Subsidiaries of OppFi Inc

23.1*	Consent of Independent Registered Public Accounting Firm, RSM US LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	OppFi Inc. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: March 11, 2025	OppFi Inc.

	By:	/s/ Todd G. Schwartz
Todd G. Schwartz
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Todd G. Schwartz	Chief Executive Officer (Principal Executive Officer) and	March 11, 2025
Todd G. Schwartz	Executive Chairman of the Board

/s/ Pamela D. Johnson	Chief Financial Officer (Principal Financial and	March 11, 2025
Pamela D. Johnson	Accounting Officer)

/s/ Jocelyn Moore	Lead Independent Director	March 11, 2025
Jocelyn Moore

/s/ Christina Favilla	Independent Director	March 11, 2025
Christina Favilla

/s/ Theodore Schwartz	Director	March 11, 2025
Theodore Schwartz

/s/ David Vennettilli	Director	March 11, 2025
David Vennettilli

/s/ Greg Zeeman	Independent Director	March 11, 2025
Greg Zeeman