Form 10-Q
period 2025-03-31
OppFi Inc.
filed 2025-05-08
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 6, 2025, there were 86,807,852 shares of common stock, including 26,172,900 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 60,634,952 shares of Class V common stock, par value $0.0001 per share, outstanding.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions, the impact of tariffs, and tightening of credit markets on our business; the impact of challenging macroeconomic and marketplace conditions; the impact of stimulus or other government programs; whether we will be successful in obtaining declaratory relief against the Commissioner of the Department of Financial Protection and Innovation for the State of California; whether we will be subject to AB 539; whether our bank partners will continue to lend in California and whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California; our ability to scale and grow the Bitty business; the impact that events involving financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults, or non-performance, may have on our business; risks related to any material weakness in our internal controls over financial reporting; our ability to grow and manage growth profitably and retain our key employees; risks related to new products; risks related to evaluating and potentially consummating acquisitions; concentration risk; risks related to our ability to comply with various covenants in our corporate and warehouse credit facilities; risks related to potential litigation; changes in applicable laws or regulations; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; risks related to management transitions; and other risks contained in the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 11, 2025 (“2024 Annual Report”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2025	2024
Assets
Cash(1)	$57,954	$61,344
Restricted cash(1)	32,814	26,944
Total cash and restricted cash	90,768	88,288
Finance receivables at fair value(1)	454,683	473,696
Settlement receivable(1)	5,185	2,036
Equity method investment	18,503	19,194
Debt issuance costs, net(1)	4,899	2,730
Property, equipment and software, net	16,305	13,676
Operating lease right-of-use assets	10,032	10,583
Deferred tax asset	27,600	21,340
Other assets(1)	12,097	9,628
Total assets	$640,072	$641,171
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable(1)	$1,960	$879
Accrued expenses(1)	30,964	32,411
Operating lease liabilities	12,841	13,294
Senior debt, net(1)	287,998	318,758
Warrant liabilities	36,715	15,108
Tax receivable agreement liability	32,830	26,508
Total liabilities	403,308	406,958
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 27,048,422 shares issued and 25,309,798 shares outstanding as of March 31, 2025 and 23,774,639 shares issued and 22,036,015 shares outstanding as of December 31, 2024)	3	2
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 61,134,952 and 64,189,434 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	6	7
Additional paid-in capital	100,720	93,903
Accumulated deficit	(72,168)	(55,127)
Treasury stock, at cost (1,738,624 shares as of March 31, 2025 and December 31, 2024)	(6,011)	(6,011)
Total OppFi Inc.'s stockholders' equity	22,550	32,774
Noncontrolling interest	214,214	201,439
Total stockholders' equity	236,764	234,213
Total liabilities and stockholders' equity	$640,072	$641,171

(1) Includes amounts in consolidated variable interest entities (“VIEs”) presented separately in the table below.

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited) - Continued
(in thousands)

The following table summarizes the consolidated assets and liabilities of VIEs, which are included in the Consolidated Balance Sheets. The assets below may only be used to settle obligations of VIEs and are in excess of those obligations.

	March 31,	December 31,
	2025	2024
Assets of consolidated VIEs, included in total assets above
Cash	$235	$235
Restricted cash	20,192	16,872
Total cash and restricted cash	20,427	17,107
Finance receivables at fair value	395,439	416,859
Settlement receivable	5,185	2,036
Debt issuance costs, net	4,899	2,730
Other assets	40	11
Total assets	$425,990	$438,743
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$23	$—
Accrued expenses	3,277	3,191
Senior debt, net	287,998	288,828
Total liabilities	$291,298	$292,019

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Interest and loan related income	$139,118	$126,279
Other revenue	1,150	1,064
	140,268	127,343
Change in fair value of finance receivables	(49,458)	(64,102)
Provision for credit losses on finance receivables	—	(27)
Net revenue	90,810	63,214
Expenses:
Salaries and employee benefits	13,778	15,998
Direct marketing costs	10,288	9,512
Interest expense and amortized debt issuance costs	10,247	11,430
Professional fees	4,199	5,481
Technology costs	2,961	3,058
Depreciation and amortization	1,760	2,725
Payment processing fees	1,630	2,086
Occupancy	1,039	942
Exit costs, net	(1,448)	2,918
General, administrative and other	3,864	3,780
Total expenses	48,318	57,930
Income from operations	42,492	5,284
Other (expense) income:
Change in fair value of warrant liabilities	(21,607)	5,171
Income from equity method investment	1,076	—
Other income	80	80
Income before income taxes	22,041	10,535
Income tax expense	1,651	404
Net income	20,390	10,131
Less: net income attributable to noncontrolling interest	31,762	4,594
Net (loss) income attributable to OppFi Inc.	$(11,372)	$5,537

(Loss) earnings per share attributable to OppFi Inc.:
(Loss) earnings per common share:
Basic	$(0.48)	$0.29
Diluted	$(0.48)	$0.10
Weighted average common shares outstanding:
Basic	23,691,769	19,205,427
Diluted	23,691,769	86,243,498

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity
Balance, December 31, 2024	22,036,015	$2	64,189,434	$7	$93,903	$(55,127)	$(6,011)	$201,439	$234,213
Exchange of Class V shares	3,054,482	1	(3,054,482)	(1)	6,991	745	—	(7,736)	—
Issuance of common stock under equity incentive plan	283,641	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	30,289	—	—	—	91	—	—	—	91
Stock-based compensation	—	—	—	—	1,261	—	—	—	1,261
Exercise of warrants	75	—	—	—	1	—	—	—	1
Tax withholding on vesting of restricted stock units	(94,704)	—	—	—	(848)	—	—	—	(848)
Common stock dividend ($0.25 per share)	—	—	—	—	—	(6,414)	—	—	(6,414)
Member distributions	—	—	—	—	—	—	—	(11,251)	(11,251)
Tax receivable agreement	—	—	—	—	(5,882)	—	—	—	(5,882)
Deferred tax asset	—	—	—	—	5,203	—	—	—	5,203
Net (loss) income	—	—	—	—	—	(11,372)	—	31,762	20,390
Balance, March 31, 2025	25,309,798	$3	61,134,952	$6	$100,720	$(72,168)	$(6,011)	$214,214	$236,764

Balance, December 31, 2023	18,850,860	$2	91,898,193	$9	$76,480	$(63,591)	$(2,460)	$183,589	$194,029
Exchange of Class V shares	291,999	—	(291,999)	—	685	10	—	(695)	—
Issuance of common stock under equity incentive plan	156,712	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	66,072	—	—	—	119	—	—	—	119
Stock-based compensation	—	—	—	—	1,004	—	—	—	1,004
Tax withholding on vesting of restricted stock units	(54,020)	—	—	—	(189)	—	—	—	(189)
Member distributions	—	—	—	—	—	—	—	(8,372)	(8,372)
Tax receivable agreement	—	—	—	—	346	—	—	—	346
Deferred tax asset	—	—	—	—	224	—	—	—	224
Net income	—	—	—	—	—	5,537	—	4,594	10,131
Balance, March 31, 2024	19,311,623	$2	91,606,194	$9	$78,669	$(58,044)	$(2,460)	$179,116	$197,292

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$20,390	$10,131
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	49,458	64,102
Provision for credit losses on finance receivables	—	27
Depreciation and amortization	1,760	2,725
Debt issuance cost amortization	1,041	550
Stock-based compensation expense	1,261	1,004
Loss on disposition of equipment	1	2
Impairment of right of use asset	155	—
Deferred income taxes	425	354
Change in fair value of warrant liabilities	21,607	(5,171)
Income from equity method investment	(1,076)	—
Distribution received from equity method investment	1,767	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(594)	3,091
Settlement receivable	(3,149)	138
Operating lease, net	(57)	(35)
Other assets	(2,469)	(55)
Accounts payable	1,081	(458)
Accrued expenses	(7,861)	(1,978)
Net cash provided by operating activities	83,740	74,427
Cash flows from investing activities:
Finance receivables originated and acquired	(166,879)	(152,548)
Finance receivables repayments	137,028	136,672
Purchases of equipment and capitalized technology	(4,390)	(2,129)
Net cash used in investing activities	(34,241)	(18,005)
Cash flows from financing activities:
Member distributions	(11,251)	(8,372)
Net payments of senior debt - revolving lines of credit	(830)	(32,477)
Payments of senior debt - term loan	(30,000)	—
Payments of note payable	—	(725)
Payments for debt issuance costs	(3,141)	—
Proceeds from employee stock purchase plan	91	119
Exercise of warrants	1	—
Payments of tax withholding on vesting of restricted stock units	(848)	(189)
Payments on tax receivable agreement liability	(1,041)	—
Net cash used in financing activities	(47,019)	(41,644)
Net increase in cash and restricted cash	2,480	14,778

Cash and restricted cash
Beginning	88,288	73,943
Ending	$90,768	$88,721

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$9,193	$11,142
Income taxes paid	$11	$146

Supplemental disclosure of noncash activities:
Adjustments to additional paid-in capital as a result of tax receivable agreement	$(5,882)	$346
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$5,203	$224
Dividend payable	$6,414	$—

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Significant Accounting Policies

Organization and nature of operations: OppFi Inc. (“OppFi”), collectively with its subsidiaries (the “Company”), is a leading tech-enabled digital finance platform that works with banks to provide financial products and services for everyday Americans. The Company’s primary product is its installment loan product, OppLoans.

OppFi is organized as a C corporation that owns an equity interest in Opportunity Financial, LLC (“OppFi-LLC”), a Delaware limited liability company, in what is commonly referred to as an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries. OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of March 31, 2025 and December 31, 2024, OppFi owned approximately 29.3% and 25.6% of the OppFi Units, respectively, and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the members of OppFi-LLC (“Members”). OppFi Shares, LLC (“OFS”), a Delaware limited liability company, holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

Basis of presentation and consolidation: The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements pursuant to such rules and regulations.

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2024 included in the 2024 Annual Report. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2025.

The accompanying unaudited consolidated financial statements include the accounts of OppFi and OppFi-LLC with its wholly-owned subsidiaries and consolidated variable interest entities. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounting policies: There have been no changes to the Company's significant accounting policies from those described in Part II, Item 8 - Financial Statements and Supplementary Data in the 2024 Annual Report.

Participation rights purchase obligations: As of March 31, 2025 and December 31, 2024, the unpaid principal balance of finance receivables outstanding for purchase was $6.0 million and $7.1 million, respectively.

Equity method investment: For the three months ended March 31, 2025, amortization expense related to identifiable intangible assets of $0.2 million was included in income from equity method investment in the consolidated statements of operations.

Capitalized technology: The Company capitalized software costs associated with application development totaling $4.1 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. The Company also capitalized interest associated with application development totaling $0.3 million for the three months ended March 31, 2025. Amortization expense, which is included in depreciation and amortization in the consolidated statements of operations, totaled $1.6 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 70.7% and 74.4% of the economic ownership percentage of OppFi-LLC as of March 31, 2025 and December 31, 2024, respectively. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the consolidated statements of operations.

Exit costs, net: In March 2025, the Company entered into an agreement with one of its bank partners that discharged the Company’s responsibility to settle a previously recognized liability for costs related to a contract associated with its OppFi Card product, which resulted in the reversal of previously recognized expenses of $1.5 million.

Emerging growth company: The Company is an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012. The Company is permitted to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements apply to private companies. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recently adopted accounting pronouncements: None.

Accounting pronouncements issued and not yet adopted: In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of ASU 2023-09 is to provide guidance on the enhanced income tax disclosure requirements. The guidance requires an entity to disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The purpose of ASU 2024-03 is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The purpose of ASU 2025-01 is to clarify the effective date of ASU 2024-03. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s disclosures.

Note 2. Finance Receivables at Fair Value

The components of installment finance receivables at fair value as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	2025	2024
Unpaid principal balance of finance receivables - accrual	$378,728	$394,030
Unpaid principal balance of finance receivables - non-accrual	27,851	31,210
Unpaid principal balance of finance receivables	$406,579	$425,240

Finance receivables at fair value - accrual	$433,143	$452,438
Finance receivables at fair value - non-accrual	2,594	2,906
Finance receivables at fair value, excluding accrued interest and fees receivable	435,737	455,344
Accrued interest and fees receivable	18,946	18,352
Finance receivables at fair value	$454,683	$473,696

Difference between unpaid principal balance and fair value	$29,158	$30,104

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finance receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of March 31, 2025 and December 31, 2024, the aggregate unpaid principal balance of installment finance receivables 90 days or more past due on a contractual basis was $13.7 million and $14.4 million, respectively. As of March 31, 2025 and December 31, 2024, the fair value of installment finance receivables 90 days or more past due on a contractual basis was $1.3 million and $1.3 million, respectively.

Changes in the fair value of installment finance receivables at fair value for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Balance at the beginning of the period	$473,696	$463,320
Originations	166,879	152,518
Repayments	(137,028)	(136,608)
Accrued interest and fees receivable	594	(3,090)
Charge-offs, net(1)	(48,512)	(60,987)
Net change in fair value(1)	(946)	(3,115)
Balance at the end of the period	$454,683	$412,038

(1) Included in “Change in fair value of finance receivables” in the consolidated statements of operations.

Note 3. Property, Equipment and Software, Net

Property, equipment and software as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	2025	2024
Capitalized technology	$71,874	$67,515
Furniture, fixtures and equipment	4,459	4,432
Leasehold improvements	979	979
Total property, equipment and software	77,312	72,926
Less accumulated depreciation and amortization	(61,007)	(59,250)
Property, equipment and software, net	$16,305	$13,676

Note 4. Accrued Expenses

Accrued expenses as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	2025	2024
Accrual for services rendered and goods purchased	$10,220	$12,592
Dividend payable	6,414	—
Amount due to bank partners	3,696	3,070
Accrued payroll and benefits	2,635	10,141
Accrued interest	2,531	2,519
Deferred lease revenue	1,858	212
Accrued exit costs	391	2,017
Other	3,219	1,860
Total	$30,964	$32,411

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5. Leases

On January 30, 2025, the Company entered into a new sublease agreement with a third-party sublessee to extend the sublease of one of its office facilities from August 2025 through August 2030. The new sublease agreement includes an option for the third-party sublessee to terminate the lease agreement. The Company is not reasonably certain that the third-party sublessee will terminate the lease agreement; as such, lease payments do not take into account this option. The Company’s new sublease agreement does not contain any material residual value guarantees or material restrictive covenants. Under the terms of the new sublease agreement, the third-party sublessee provides the Company with an irrevocable letter of credit in the amount of $0.1 million. The Company is entitled to draw on the letter of credit in the event of any default under the terms of the new sublease agreement. The Company expects to receive $1.7 million over the term of the new sublease agreement. Deferred lease revenue as of March 31, 2025 was $1.9 million which will be recognized over the remaining lease term of approximately over five years. The new sublease agreement did not relieve the Company of its primary obligation under its lease agreement. The sublease income to be earned was determined to be less than the costs associated with the primary lease held by the Company. As a result, the Company recorded additional impairment expense of $0.2 million on the lease commencement date to adjust its operating lease right-of-use asset, which was included in general, administrative and other in the consolidated statement of operations.

The components of total lease cost for three months ended March 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Operating lease cost	$558	$597
Variable lease expense	431	334
Short-term lease cost	41	3
Sublease income	(80)	(80)
Total lease cost	$950	$854

Supplemental cash flow information related to the leases for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$410	$633

The weighted average remaining lease term and discount rate as of March 31, 2025 and December 31, 2024 were as follows:

	2025	2024
Weighted average remaining lease term (in years)	5.5	5.8
Weighted average discount rate	5%	5%

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Future minimum lease payments as of March 31, 2025 were as follows (in thousands):

Year	Amount
Remaining of 2025	$1,868
2026	2,557
2027	2,633
2028	2,712
2029	2,794
2030	2,144
Total lease payments	14,708
Less: imputed interest	(1,867)
Operating lease liabilities	$12,841

Note 6. Borrowing

The following was a summary of the Company’s outstanding borrowings as of March 31, 2025 and December 31, 2024, including borrowing capacity as of March 31, 2025 (in thousands):

Purpose	Borrower(s)	Borrowing Capacity	2025	2024	Interest Rate as of March 31, 2025					Maturity Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$—	$—	$84,500	SOFR	plus	6.75%			June 2026	(1)
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	62,500	46,875	62,500	SOFR	plus	7.75%			February 2029
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche D)	237,500	113,125	—	SOFR	plus	7.30%			February 2029
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	75,000	85,871	SOFR	plus	7.50%			December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	52,998	55,957	SOFR	plus	7.45%			October 2026
Total revolving lines of credit		525,000	287,998	288,828

Term loan, net	OppFi-LLC	—	—	29,930	SOFR	plus	0.11%	plus	10%	September 2025	(2)
Total senior debt, net		$525,000	$287,998	$318,758

(1) Maturity date and interest rate as of December 31, 2024 and for subsequent period until the borrowing was paid in full in February 2025.
(2) Maturity date and interest rate as of December 31, 2024 and for subsequent period until the borrowing was paid in full in March 2025.

Senior debt, net:

Revolving line of credit - Opportunity Funding SPE V, LLC

On February 13, 2025, OppFi-LLC and Opportunity Funding SPE V, LLC entered into a Second Amended and Restated Revolving Credit Agreement (the “Second A&R Credit Agreement”), which amended that certain Amended and Restated Revolving Credit Agreement (the “A&R Credit Agreement”). The Second A&R Credit Agreement amended the A&R Credit Agreement to, among other things, increase the size of the facility under the A&R Credit Agreement from $250 million to $300 million and extend the maturity date to February 13, 2029. The $300 million of availability under the Second A&R Credit Agreement is comprised of $62.5 million under the existing Tranche C and $237.5 million under a new Tranche D. Borrowings under Tranche C bear interest at Term Secured Overnight Financing Rate (“SOFR”) plus 7.75% through December 31, 2025 and at Term SOFR plus 7.30% at January 1, 2026 and thereafter. Borrowings under Tranche D bear interest at Term SOFR plus 7.30%. The commitment period under both tranches is until February 13, 2028. A portion of the proceeds of the Second A&R Credit Agreement were used to repay in full the outstanding Tranche B loans under the A&R Credit Agreement.

Term loan, net

On March 4, 2025, OppFi-LLC paid in full the outstanding obligations under its senior secured multi-draw loan agreement with Midtown Madison Management LLC (“OppFi-LLC Midtown Term Loan Agreement”). Subsequent to the repayments, OppFi-LLC terminated the Midtown Term Loan Agreement.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Certain of the Company’s foregoing credit facilities that consist of revolving lines of credit are subject to provisions that provide for a cross-default in the event certain covenants under the relevant agreements are breached.

Total interest expense related to the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $9.2 million and $10.8 million for the three months ended March 31, 2025 and 2024, respectively. Amortized debt issuance costs associated with the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, were $1.0 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, unamortized debt issuance costs associated with the Company’s senior debt totaled $4.9 million related to the revolving lines of credit. As of December 31, 2024, unamortized debt issuance costs associated with the Company’s senior debt totaled $2.8 million of which $2.7 million related to the revolving lines of credit and $0.1 million related to the term loan.

Note 7. Warrant Liabilities

As of March 31, 2025, there were 13,352,242 Public Warrants and 1,987,120 Private Placement Warrants outstanding. As of December 31, 2024, there were 13,352,317 Public Warrants and 1,987,120 Private Placement Warrants outstanding. During the three months ended March 31, 2025, 75 Public Warrants were exercised. The change in fair value of the Public Warrants and Private Placement Warrants increased by $18.8 million and $2.8 million, respectively, for three months ended March 31, 2025. The change in fair value of the Public Warrants and Private Placement Warrants decreased by $3.7 million and $1.5 million, respectively, for three months ended March 31, 2024.

Note 8. Stockholders’ Equity

Share repurchase: There were no repurchase activities during the three months ended March 31, 2025 and 2024. As of March 31, 2025, $16.4 million of the repurchase authorization under the Company’s repurchase program remained available.

Dividend: On March 25, 2025, OppFi’s Board of Directors (the “Board”) declared a dividend of $0.25 per share to stockholders of record of OppFi’s Class A common stock, par value $0.0001 per share, as of the close of business on April 8, 2025.

Member Distribution: On March 25, 2025, the Board approved a distribution of $0.25 per unit to holders of OppFi-LLC’s Class A common units as of the close of business on April 8, 2025.

Note 9. Stock-Based Compensation

On July 20, 2021, the Company established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of March 31, 2025, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan (including from outstanding awards) was 27,106,245 shares. As of March 31, 2025, the Company had only granted awards in the form of options, restricted stock units, and performance stock units.

Stock options: A summary of the Company’s stock option activity for the three months ended March 31, 2025 was as follows:

(in thousands, except share and per share data)	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,842,192	$13.65	6.6	$1,065
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2025	1,842,192	$13.65	6.3	$1,462
Vested and exercisable as of March 31, 2025	1,691,504	$14.05	6.3	$1,005

The Company recognized stock-based compensation expense related to stock options of $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 the Company had unrecognized stock-based

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

compensation of $0.2 million related to unvested stock options that is expected to be recognized over an estimated weighted-average period of approximately 0.7 years.

Restricted stock units: A summary of the Company’s restricted stock units (“RSUs”) activity for the three months ended March 31, 2025 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2024	1,824,128	$3.15
Granted	25,874	9.95
Vested	(123,316)	3.51
Forfeited	(87,651)	3.14
Unvested as of March 31, 2025	1,639,035	$3.23

The Company recognized stock-based compensation related to RSUs of $1.0 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, total unrecognized compensation expense related to RSUs was $4.0 million, which will be recognized over a weighted-average vesting period of approximately 2.4 years.

Performance stock units: A summary of the Company’s performance stock units (“PSUs”) activity for the three months ended March 31, 2025 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	76,556	$3.41
Granted	—	—
Vested	(26,176)	3.33
Forfeited	—	—
Unvested as of March 31, 2025	50,380	$3.45

The Company recognized stock-based compensation related to PSUs of $23 thousand and $37 thousand for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, total unrecognized compensation expense related to PSUs was $27 thousand, which will be recognized over a weighted-average vesting period of approximately 1.1 years.

Employee Stock Purchase Plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of March 31, 2025, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP was 1,892,787 and may consist of authorized but unissued or reacquired shares of Class A Common Stock.

As of March 31, 2025 and December 31, 2024, there were 391,581 and 361,292 shares of the Company’s Class A Common Stock purchased under the ESPP, respectively. As of March 31, 2025 and December 31, 2024, ESPP employee payroll contributions of $0.3 million and $0.1 million, respectively, are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of March 31, 2025 will be used to purchase shares at the end of the ESPP offering period ending on June 30, 2025. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. The Company recognized ESPP compensation expense of $40 thousand and $27 thousand for the three months ended March 31, 2025 and 2024, respectively.

Note 10. Income Taxes

For the three months ended March 31, 2025, OppFi recorded an income tax expense of $1.7 million and reported consolidated income before income taxes of $22.0 million, resulting in a 7.5% effective income tax rate. For the three months ended March 31, 2024, OppFi recorded an income tax expense of $0.4 million and reported consolidated income before income taxes of $10.5 million, resulting in a 3.8% effective income tax rate.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

OppFi’s effective income tax rates for the three months ended March 31, 2025 and 2024 differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, warrant liability, and discrete tax items. The warrant liability is recorded by OppFi and is a fair market value adjustment of the warrant liability and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate. For the three months ended March 31, 2025, one discrete item was recorded of $0.1 million related to stock compensation, which decreased the effective tax rate by 0.4%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended March 31, 2025 would have been 7.9%. For the three months ended March 31, 2024, two discrete items were recorded consisting of a $17 thousand expense related to a prior period adjustment based on FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and a $45 thousand benefit related to stock compensation, which in total decreased the effective tax rate by 0.3%. Excluding the aforementioned discrete items, the effective tax rate for the three months ended March 31, 2024 would have been 4.1%.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of March 31, 2025 and 2024, OppFi owned 29.3% and 17.4%, respectively, of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

As of March 31, 2025 and December 31, 2024, OppFi recorded an unrecognized tax benefit of $0.1 million and $0.1 million, respectively, related to research and development credits allocated from OppFi-LLC. ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for the payment of interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 11. Fair Value Measurements

Fair value on a nonrecurring basis: As of March 31, 2025 and December 31, 2024, the Company had no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

		Fair Value Measurements
	2025	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$435,737	$—	$—	$435,737

Financial liabilities:
Warrant liability - Public Warrants (2)	29,108	29,108	—	—
Warrant liability - Private Placement Warrants (3)	7,607	—	—	7,607

		Fair Value Measurements
	2024	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$455,344	$—	$—	$455,344

Financial liabilities:
Warrant liability - Public Warrants (2)	10,342	10,342	—	—
Warrant liability - Private Placement Warrants (3)	4,766	—	—	4,766

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

During the three months ended March 31, 2025 and 2024, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

The following table presents the significant assumptions used for the Company’s Private Placement Warrants as of March 31, 2025 and December 31, 2024:

	2025		2024
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	3.95%	4.00%	4.17%	4.41%
Expected term (years)	1.3 years	6.3 years	1.6 years	6.6 years
Expected volatility	74.50%	69.30%	47.30%	47.30%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$2.57	$5.31	$0.91	$2.69

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2024	$2,311	$2,455	$4,766
Change in fair value	451	2,390	2,841
Fair value as of March 31, 2025	$2,762	$4,845	$7,607

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of March 31, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements
	2025	Level 1	Level 2	Level 3
Assets:
Cash	$57,954	$57,954	$—	$—
Restricted cash	32,814	32,814	—	—
Accrued interest and fees receivable	18,946	18,946	—	—
Settlement receivable	5,185	5,185	—	—

Liabilities:
Senior debt, net	287,998	—	—	287,998

		Fair Value Measurements
	2024	Level 1	Level 2	Level 3
Assets:
Cash	$61,344	$61,344	$—	$—
Restricted cash	26,944	26,944	—	—
Accrued interest and fees receivable	18,352	18,352	—	—
Settlement receivable	2,036	2,036	—	—

Liabilities:
Senior debt, net	318,758	—	—	318,758

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents selected financial information for the three months ended March 31, 2025 and 2024 (in thousands):

	2025	2024
Total revenue	$140,268	$127,343

Charge-offs, net	(48,512)	(60,987)
Net change in fair value	(946)	(3,115)
Change in fair value of finance receivables	(49,458)	(64,102)
Provision for credit losses on finance receivables	—	(27)
Net revenue	90,810	63,214
Expenses:
Salaries and employee benefits	13,778	15,998
Direct marketing costs	10,288	9,512
Interest expense and amortized debt issuance costs	10,247	11,430
Professional fees	4,199	5,481
Technology costs	2,961	3,058
Depreciation and amortization	1,760	2,725
Payment processing fees	1,630	2,086
Occupancy	1,039	942
Exit costs, net	(1,448)	2,918
General, administrative and other	3,864	3,780
Total expenses	48,318	57,930
Income from operations	42,492	5,284
Other (expense) income:
Change in fair value of warrant liabilities	(21,607)	5,171
Income from equity method investment	1,076	—
Other income	80	80
Income before income taxes	22,041	10,535
Income tax expense	1,651	404
Net income	20,390	10,131
Less: net income attributable to noncontrolling interest	31,762	4,594
Net (loss) income attributable to OppFi Inc.	$(11,372)	$5,537

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

On March 7, 2022, the Company filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division (“Court”). The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. On April 8, 2022, the Defendant filed a cross-complaint against the Company attempting to enforce the CFL against the Company and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against the Company. On October 17, 2022, the Company filed a cross-complaint against the Defendant seeking declaratory relief for issuing an underground regulation to determine the “true lender” under the CFL without complying with California’s Administrative Procedures Act. On January 30, 2023, the Defendant filed a motion for a preliminary injunction seeking to enjoin the Company from providing services to FinWise in connection with loans made to California consumers to the extent that such loans are in excess of California’s interest rate caps. On September 26, 2023, the Court sustained the Defendant’s demurrer to the Company’s cross-complaint with leave to amend. On October 26, 2023, the Company filed its amended cross-complaint. On October 30, 2023, the Defendant’s motion for preliminary injunction was denied. On November 27, 2023, the Defendant filed her answer to the Company’s cross-complaint. On January 22, 2024, the Company’s Motion to Compel Further Discovery Responses from the DFPI was granted, and as such, the Company is currently in the process of obtaining additional information and documents. Both the DFPI and the Company are actively participating in discovery. The Company intends to continue to aggressively prosecute the claims set forth in the Complaint and vigorously defend itself and its position as the matter proceeds through the court process. The Company believes that the Defendant’s position is without merit as explained in the Complaint.

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

Related party transactions: In connection with the Business Combination, OppFi entered into the Tax Receivable Agreement with the Members and the Members’ Representative (the “Tax Receivable Agreement”). The Tax Receivable Agreement provides for payment to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash. During the three months ended March 31, 2025, OppFi made payments to the Members pursuant to the Tax Receivable Agreement totaling $1.0 million.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of March 31, 2025, consumers living primarily in Texas, Florida and Virginia made up approximately 13%, 11% and 11%, respectively, of the Company’s portfolio of finance receivables. As of March 31, 2025, there were no other states that made up more than 10% or more of the Company’s portfolio of finance receivables. As of December 31, 2024, consumers living primarily in Texas, Florida and Virginia made up approximately 14%, 11%, and 11%, respectively, of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 15. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) and others, as defined in the plan document, who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $0.3 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 16. (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	2025	2024
Numerator:
Net (loss) income attributable to OppFi Inc.	$(11,372)	$5,537
Net (loss) income available to Class A common stockholders - Basic	(11,372)	5,537
Net income attributable to noncontrolling interest	—	4,594
Income tax expense	—	(1,081)
Net (loss) income available to Class A common stockholders - Diluted	$(11,372)	$9,050
Denominator:
Weighted-average Class A common stock outstanding - Basic	23,691,769	19,205,427
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	—	562,950
Performance stock units	—	76,928
Warrants	—	—
Employee stock purchase plan	—	—
Retained OppFi Units, excluding Earnout Units	—	66,398,193
Dilutive potential common shares	—	67,038,071
Weighted-average units outstanding - diluted	23,691,769	86,243,498
(Loss) earnings per share:
Basic	$(0.48)	$0.29
Diluted	$(0.48)	$0.10

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three months ended March 31, 2025 and 2024:

	2025	2024
Public Warrants	13,352,242	11,887,500
$11.50 Exercise Price Warrants	1,074,620	2,539,437
$15 Exercise Price Warrants	912,500	912,500
Stock Options	1,842,192	1,842,192
Restricted stock units	1,640,161	1,653,319
Performance stock units	50,380	115,563
Employee stock purchase plan units	10,077	—
Noncontrolling interest - Earnout Units (1)	—	25,500,000
Noncontrolling interest - OppFi Units	62,698,935	—
Potential common stock	81,581,107	44,450,511

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” of this Form 10-Q and our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 11, 2025 (“2024 Annual Report”), for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW

OppFi Inc. (“OppFi” and, collectively with its subsidiaries, the “Company”) is a leading tech-enabled digital finance platform that works with banks to provide financial products and services for everyday Americans. Through a transparent and responsible platform, which includes financial inclusion and excellent customer experience, the Company supports consumers who are turned away by mainstream options to build better financial health. OppLoans by OppFi maintains a 4.5/5.0 star rating on Trustpilot with more than 4,900 reviews, making the Company one of the top consumer-rated financial platforms online. OppFi also holds a 35% equity interest in Bitty Holdings, LLC (“Bitty”), a credit access company that offers revenue-based financing and other working capital solutions to small businesses.

OppFi’s primary mission is to facilitate financial inclusion and credit access to the 60 million everyday Americans who face credit insecurity through unwavering commitment to its customers, who benefit from a highly automated, transparent, efficient, and fully digital experience. The banks that work with OppFi benefit from its turn-key, outsourced marketing, data science, and proprietary technology to digitally acquire, underwrite, and service these consumers.

OppFi’s primary products are offered by its OppLoans platform. Customers on this platform are U.S. consumers who are employed, have bank accounts, and generally earn median wages. The average installment loan facilitated by OppFi is approximately $1,750, payable in installments and with an average contractual term of 11 months.

HIGHLIGHTS

Our financial results as of and for the three months ended March 31, 2025 are summarized below:
•Net income of $20.4 million for the three months ended March 31, 2025, an increase of $10.3 million from $10.1 million for the three months ended March 31, 2024;
•Basic and diluted loss per common share of $0.48 and $0.48, respectively, for the three months ended March 31, 2025;
•Adjusted net income (“Adjusted Net Income”)(1) of $33.8 million for the three months ended March 31, 2025, an increase of $25.0 million from $8.8 million for the three months ended March 31, 2024;
•Adjusted earnings per share (“Adjusted EPS”)(1) of $0.38 for the three months ended March 31, 2025, an increase of $0.28 from $0.10 for the three months ended March 31, 2024;
•Total revenue increased 10.1% to $140.3 million from $127.3 million for the three months ended March 31, 2025 and 2024, respectively;
•Net originations increased 15.7% to $189.2 million from $163.5 million for the three months ended March 31, 2025 and 2024, respectively; and
•Ending receivables increased 9.5% to $406.6 million from $371.4 million as of March 31, 2025 and 2024, respectively.

(1) Adjusted EPS and Adjusted Net Income are not prepared in accordance with the United States Generally Accepted Accounting Principles (“GAAP”). For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see the section titled “Non-GAAP Financial Measures” below.

KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the three months ended March 31, 2025 and 2024. Percentages presented are calculated from the underlying whole-dollar amounts.

Total Net Originations

We measure originations to assess the growth trajectory and overall size of our loan portfolio. There is a direct correlation between origination growth and revenue growth. Loans are considered to be originated when the contract is signed with the prospective borrower. The vast majority of our originations ultimately disburse to a borrower, but disbursement timing lags that of originations.

The following table presents total net originations (defined as gross originations net of transferred balance on refinanced loans), total retained net originations (defined as the portion of total net originations with respect to which the Company ultimately purchased a receivable from bank partners), and percentage of net originations by new loans for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Total net originations	$189,168	$163,496	$25,672	15.7%
Total retained net originations	$168,963	$152,512	$16,451	10.8%
Percentage of net originations by new loans	36.6%	42.3%	N/A	(13.4)%

Total net originations increased to $189.2 million for the three months ended March 31, 2025 from $163.5 million for the three months ended March 31, 2024. The 15.7% increase was a result of increased demand from returning customers and improvements to our credit model driving higher issuance for our refinance and returning customers. Total retained net originations increased to $169.0 million for the three months ended March 31, 2025, from $152.5 million for the three months ended March 31, 2024. The 10.8% increase was a result of the growth in total net originations, partially offset by the growth in the percentage of loans retained by our bank partners.

Total net originations of new loans as a percentage of total loans decreased to 36.6% for the three months ended March 31, 2025 from 42.3% for the three months ended March 31, 2024. The decrease was a result of increased demand from returning customers and improvements to our credit model driving higher issuance for our refinance and returning customers.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of March 31, 2025 and 2024 (in thousands):

	As of March 31,		Change
	2025	2024	$	%
Ending receivables	$406,579	$371,386	$35,193	9.5%

Ending receivables increased to $406.6 million as of March 31, 2025 from $371.4 million as of March 31, 2024. The 9.5% increase was primarily driven by a higher balance to start the year, higher retained net originations, and lower gross charge-offs for the period.

Average Yield

Average yield represents total revenue from the period as a percent of average receivables and is presented as an annualized metric. Receivables are defined as the unpaid principal balances of loans. The following table presents average yield for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	%
Average yield, annualized	135.8%	129.5%	4.8%

Average yield increased to 135.8% for the three months ended March 31, 2025 from 129.5% for the three months ended March 31, 2024. The 4.8% increase was driven by a decrease in delinquent loans in the portfolio that were not accruing interest throughout the period as well as an increase in the average statutory rate due to the introduction of pricing initiatives throughout 2024.

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

The following table presents net charge-offs as a percentage of total revenue and as an annualized percentage of average receivables for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	%
Net charge-offs as % of total revenue	34.6%	47.9%	(27.8)%
Net charge-offs as % of average receivables, annualized	47.0%	62.0%	(24.3)%

Net charge-offs as a percentage of total revenue decreased to 34.6% for the three months ended March 31, 2025 from 47.9% for the three months ended March 31, 2024. The decrease was a result of a higher yielding portfolio for the reasons discussed above in “Average Yield” combined with both lower gross charge-offs and higher recoveries driving lower levels of net charge-offs in the period. Net charge-offs as a percentage of average receivables decreased to 47.0% for the three months ended March 31, 2025 from 62.0% for the three months ended March 31, 2024. The decrease was a result of both lower gross charge-offs and higher recoveries driving lower levels of net charge-offs in the period.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan processor or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	%
Auto-approval rate	78.6%	73.4%	7.1%

Auto-approval rate increased to 78.6% for the three months ended March 31, 2025 from 73.4% for the three months ended March 31, 2024. The increase was driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2025 and 2024

The following table presents our consolidated results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	Three Months Ended March 31,		Change
(Unaudited)	2025	2024	$	%
Interest and loan related income	$139,118	$126,279	$12,839	10.2%
Other revenue	1,150	1,064	86	8.1
Total revenue	140,268	127,343	12,925	10.1
Change in fair value of finance receivables	(49,458)	(64,102)	14,644	(22.8)
Provision for credit losses on finance receivables	—	(27)	27	(100.0)
Net revenue	90,810	63,214	27,596	43.7
Expenses:
Sales and marketing	8,479	8,177	302	3.7
Customer operations	11,409	11,363	46	0.4
Technology, products, and analytics	7,444	9,779	(2,335)	(23.9)
General, administrative, and other	10,739	17,181	(6,442)	(37.5)
Total expenses before interest expense	38,071	46,500	(8,429)	(18.1)
Interest expense	10,247	11,430	(1,183)	(10.4)
Total expenses	48,318	57,930	(9,612)	(16.6)
Income from operations	42,492	5,284	37,208	704.1
Change in fair value of warrant liabilities	(21,607)	5,171	(26,778)	(517.8)
Income from equity method investment	1,076	—	1,076	—
Other income	80	80	—	—
Income before income taxes	22,041	10,535	11,506	109.2
Income tax expense	1,651	404	1,247	308.5
Net income	20,390	10,131	10,259	101.3
Less: net income attributable to noncontrolling interest	31,762	4,594	27,168	591.3
Net (loss) income attributable to OppFi Inc.	$(11,372)	$5,537	$(16,909)	(305.4)%

(Loss) earnings per share attributable to OppFi Inc.:
(Loss) earnings per common share:
Basic	$(0.48)	$0.29
Diluted	$(0.48)	$0.10
Weighted average common shares outstanding:
Basic	23,691,769	19,205,427
Diluted	23,691,769	86,243,498

Total Revenue

Total revenue consists mainly of revenue earned from interest on finance receivables from outstanding loans based on the interest method. We also earn revenue from referral fees related primarily to our “Turn-Up” program, which represented 0.2% of total revenue for the three months ended March 31, 2025.

Total revenue increased by $12.9 million, or 10.1%, to $140.3 million for the three months ended March 31, 2025 from $127.3 million for the three months ended March 31, 2024. The increase was due to higher average receivables balances throughout the period, a higher average statutory rate for the loans in the portfolio, and stronger payment activity driving a higher yield on the balances.

Change in Fair Value of Finance Receivables

Change in fair value consists of gross charge-offs incurred in the period on the installment finance receivables, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $49.5 million for the three months ended March 31, 2025, which was comprised of $59.2 million of gross charge-offs and a negative fair value adjustment of $0.9 million, offset by $10.6 of recoveries, down from $64.1 million for the three months ended March 31, 2024, which was comprised of $69.5 million of gross charge-offs and a negative fair value adjustment of $3.1 million, offset by $8.5 million of recoveries. The fair value adjustment for the three months ended March 31, 2025 had a negative impact due to the decrease in receivables over the period with a relatively flat fair value mark.

Net Revenue

Net revenue is equal to total revenue less the change in fair value of, and provision for credit losses on, finance receivables. Net revenue increased by $27.6 million, or 43.7%, to $90.8 million for the three months ended March 31, 2025 from $63.2 million for the three months ended March 31, 2024. This increase was due to both the increase in total revenue and the decrease in change in fair value of, and provision for credit losses on, finance receivables.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses decreased by $9.6 million, or 16.6%, to $48.3 million for the three months ended March 31, 2025 from $57.9 million for the three months ended March 31, 2024. The decrease in expenses was primarily driven by lower salary expense resulting from continued headcount efficiency efforts, lower interest expense resulting from paying down debt and rate decreases throughout 2024, lower professional fees, and lower capitalized technology amortization expense. The decrease was partially offset by higher direct marketing spend resulting from higher overall issuance and testing in higher cost marketing channels. Expenses as a percent of total revenue decreased from 45.5% to 34.4% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations increased by $37.2 million to $42.5 million for the three months ended March 31, 2025 from income from operations of $5.3 million for the three months ended March 31, 2024. This increase was driven by higher total revenue, lower change in fair value and provision for credit losses on finance receivables, and lower expenses as a result of the reasons stated above.

Change in Fair Value of Warrant Liabilities

The fair value of warrant liabilities increased by $21.6 million and decreased by $5.2 million for the three months ended March 31, 2025 and 2024, respectively. The increase is largely attributed to the increase in the share price of OppFi’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), over the period.

Income from Equity Method Investment

On July 31, 2024, OppFi acquired 35% of the outstanding equity securities of Bitty. OppFi determined that it does not have a controlling financial interest in Bitty, but does exercise significant influence, and therefore the investment was accounted for under the equity method. OppFi’s proportionate share of Bitty’s earnings was $1.1 million for the three months ended March 31, 2025.

Other Income

Other income totaled $0.1 million for the three months ended March 31, 2025 and $0.1 million for the three months ended March 31, 2024. Other income for both periods was comprised of $0.1 million in income related to the Company subleasing one floor of its office space.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, income from equity method investment, and other income. Income before income taxes increased by $11.5 million, or 109.2%, to $22.0 million for the three months ended March 31, 2025 from $10.5 million for the three months ended March 31, 2024 for the reasons stated above.

Income Tax Expense

OppFi recorded a provision for income taxes of $1.7 million for the three months ended March 31, 2025 and $0.4 million for the three months ended March 31, 2024. This increase is largely attributed to OppFi Inc.’s increasing ownership in OppFi-LLC.

Net Income

Net income is the difference between income before income taxes and income tax expense. Net income increased by $10.3 million to $20.4 million for the three months ended March 31, 2025 from net income of $10.1 million for the three months ended March 31, 2024 for the for the reasons stated above.

Net (Loss) Income Attributable to OppFi Inc.

Net loss attributable to OppFi Inc. was $11.4 million for the three months ended March 31, 2025, down from net income attributable to OppFi Inc. of $5.5 million for the three months ended March 31, 2024. As a result of the Company’s Up-C structure, the underlying income or expense components are generally the economic interest in OppFi-LLC’s income or loss, expenses related to its status as a public company, and the change in fair value of warrant liabilities. For the three months ended March 31, 2025, income from economic interest was $12.5 million, offset by loss due to change in fair value of warrant liabilities of $21.6 million, income tax expense of $1.7 million, and general and administrative expense of $0.6 million, for net loss attributable to OppFi Inc. of $11.4 million. For the three months ended March 31, 2024, income from economic interest was $0.9 million and gain from change in fair value of warrant liabilities was $5.2 million, partially offset by income tax expense of $0.4 million and general and administrative expense of $0.2 million, for net income attributable to OppFi Inc. of $5.5 million.

Diluted (Loss) Earnings per Share

For the three months ended March 31, 2025, the Company’s outstanding shares of Class V Voting Stock were excluded in computing diluted loss per share as the inclusion of these shares would have had an antidilutive effect under the if-converted method. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period. For the three months ended March 31, 2024, the Company’s outstanding shares of Class V Voting Stock were included in computing diluted earnings per share as the inclusion of theses shares had a dilutive effect under the if-converted method.

CONDENSED BALANCE SHEETS

Comparison as of March 31, 2025 and December 31, 2024

The following table presents our condensed balance sheet as of March 31, 2025 and December 31, 2024 (in thousands). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	(Unaudited)		Change
	March 31, 2025	December 31, 2024	$	%
Assets
Cash and restricted cash	$90,768	$88,288	$2,480	2.8%
Finance receivables at fair value	454,683	473,696	(19,013)	(4.0)
Equity method investment	18,503	19,194	(691)	(3.6)
Other assets	76,118	59,993	16,125	26.9
Total assets	$640,072	$641,171	$(1,099)	(0.2)%
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$32,924	$33,290	$(366)	(1.1)%
Other liabilities	45,671	39,802	5,869	14.7
Total debt	287,998	318,758	(30,760)	(9.7)
Warrant liabilities	36,715	15,108	21,607	143.0
Total liabilities	403,308	406,958	(3,650)	(0.9)
Total stockholders’ equity	236,764	234,213	2,551	1.1
Total liabilities and stockholders’ equity	$640,072	$641,171	$(1,099)	(0.2)%

Total cash and restricted cash increased by $2.5 million as of March 31, 2025 primarily driven by free cash flow generation, partially offset by the pay down of the remainder of the term loan. Finance receivables at fair value decreased by $19.0 million as of March 31, 2025 mainly driven by lower origination volume and higher payment activity due to seasonality. Equity method investment decreased by $0.7 million as of March 31, 2025 mainly due to cash distributions from Bitty. Other assets increased by $16.1 million as of March 31, 2025 mainly due to an increase in the deferred tax asset of $6.3 million, an increase in the settlement receivable of $3.1 million, an increase in property, equipment, and software of $2.6 million, and an increase in capitalized debt issuance costs of $2.2 million, partially offset by a decrease in the operating lease right of use asset of $0.6 million.

Accounts payable and accrued expenses decreased by $0.4 million as of March 31, 2025 driven by a decrease in accrued expenses of $1.4 million and an increase in accounts payable of $1.1 million. Other liabilities increased by $5.9 million as of March 31, 2025 driven by an increase in the tax receivable agreement liability of $6.3 million, partially offset by a decrease in the operating lease liability of $0.5 million. Total debt decreased by $30.8 million as of March 31, 2025 driven primarily by the $29.9 million pay down of the remainder of the term loan. Warrant liabilities increased by $21.6 million as of March 31, 2025 due to the increase in the valuation of the warrants correlated with the increase in the share price of OppFi’s Class A Common Stock. Total stockholders’ equity increased by $2.6 million as of March 31, 2025 driven by net income, stock-based compensation, and the deferred tax asset, partially offset by distributions to members of OppFi-LLC, payments to the members of OppFi-LLC pursuant to the Tax Receivable Agreement, and common stock dividend declared but not paid.

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

Adjusted EBT and Adjusted Net Income

Adjusted EBT is a non-GAAP measure defined as our GAAP net income adjusted to eliminate the effect of certain items as shown below, including income tax expense, other income, change in fair value of warrant liabilities, and other adjustments, net. Adjusted Net Income is a non-GAAP measure defined as our Adjusted EBT less pro forma taxes for comparison purposes. We believe that Adjusted EBT and Adjusted Net Income are important measures because they allow management, investors, and our Board to evaluate and compare our operating results from period-to-period by making the adjustments described below.

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

The following table presents reconciliations of non-GAAP financial measures for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the three months ended March 31, 2025 and 2024

(In thousands, except share and per share data)	Three Months Ended March 31,		Change
(Unaudited)	2025	2024	$	%
Net income	$20,390	$10,131	$10,259	101.3%
Income tax expense	1,651	404	1,247	308.5
Other income	(80)	(80)	—	—
Change in fair value of warrant liabilities	21,607	(5,171)	26,778	517.8
Other adjustments, net(a)	609	6,203	(5,594)	(90.2)
Adjusted EBT	44,177	11,487	32,690	284.6
Less: pro forma taxes(b)	10,360	2,706	7,654	282.9
Adjusted net income	$33,817	$8,781	$25,036	285.1%

Adjusted earnings per share	$0.38	$0.10
Weighted average diluted shares outstanding	87,991,698	86,243,498

(a) For the three months ended March 31, 2025, other adjustments, net of $0.6 million included $1.3 million in expenses related to stock compensation, $0.3 million in expenses related to severance, $0.3 million in expenses related to legal matters, and $0.2 million in expenses related to an adjustment to the Company’s outstanding lease obligations, partially offset by a $1.4 million addback related to the partial forgiveness of remaining expenses related to OppFi Card’s exit activities. For the three months ended March 31, 2024, other adjustments, net of $6.2 million included a $2.9 million expense related to OppFi Card’s exit activities, $1.0 million in expenses related to stock compensation, $0.8 million in expenses related to severance, $0.8 million in expenses related to corporate development, and $0.7 million in expenses related to legal matters. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.45% for the three months ended March 31, 2025 and 23.56% for the three months ended March 31, 2024, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Adjusted Earnings Per Share

Adjusted EPS is defined as adjusted net income divided by weighted average diluted shares outstanding, which represents shares of both classes of common stock outstanding and includes the impact of dilutive securities, such as restricted stock units, performance stock units, and stock options. The earnout units were not earned pursuant to the earnout provisions of the Business Combination Agreement on or prior to July 21, 2024, the third anniversary of the closing date of the Company’s business combination. Accordingly, on such date the earnout units and associated Class V Voting Stock were forfeited. We believe that presenting Adjusted EPS is useful to investors and others because, due to the Company’s Up-C structure, Basic EPS calculated on a GAAP basis excludes a large percentage of the Company’s outstanding shares of common stock, which are Class V Voting Stock, and Diluted EPS calculated on a GAAP basis excludes dilutive securities, including Class V Voting Stock, restricted stock units, performance stock units, and stock options, in any periods in which their inclusion would have an antidilutive effect. Shares of the Company’s Class V Voting Stock may be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock. Adjusted EPS therefore presents the Company’s Adjusted Net Income on a per share basis based on the shares of the Company’s common stock that would be issued but for, and can be issued as a result of, the Company’s Up-C structure.

The following tables present reconciliations of non-GAAP financial measures for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
(Unaudited)	2025	2024
Weighted average Class A common stock outstanding	23,691,769	19,205,427
Weighted average Class V voting stock outstanding	62,698,935	91,898,193
Elimination of earnouts at period end	—	(25,500,000)
Dilutive impact of restricted stock units	1,341,739	562,950
Dilutive impact of performance stock units	62,377	76,928
Dilutive impact of stock options	196,878	—
Weighted average diluted shares outstanding	87,991,698	86,243,498

(In thousands, except share and per share data)	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(Unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		87,991,698		86,243,498
Net income	$20,390	$0.23	$10,131	$0.12
Income tax expense	1,651	0.02	404	—
Other income	(80)	—	(80)	—
Change in fair value of warrant liabilities	21,607	0.25	(5,171)	(0.06)
Other adjustments, net(a)	609	0.01	6,203	0.07
Adjusted EBT	44,177	0.50	11,487	0.13
Less: pro forma taxes(b)	10,360	0.12	2,706	0.03
Adjusted net income	$33,817	$0.38	$8,781	$0.10

(a) For the three months ended March 31, 2025, other adjustments, net of $0.6 million included $1.3 million in expenses related to stock compensation, $0.3 million in expenses related to severance, $0.3 million in expenses related to legal matters, and $0.2 million in expenses related to an adjustment to the Company’s outstanding lease obligations, partially offset by a $1.4 million addback related to the partial forgiveness of remaining expenses related to OppFi Card’s exit activities. For the three months ended March 31, 2024, other adjustments, net of $6.2 million included a $2.9 million expense related to OppFi Card’s exit activities, $1.0 million in expenses related to stock compensation, $0.8 million in expenses related to severance, $0.8 million in expenses related to corporate development, and $0.7 million in expenses related to legal matters. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.45% for the three months ended March 31, 2025 and 23.56% for the three months ended March 31, 2024, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over four years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Unrestricted cash	$57,954	$61,344
Undrawn debt	$237,002	$206,242

As of March 31, 2025, OppFi had $58.0 million in unrestricted cash, a decrease of $3.4 million from December 31, 2024. As of March 31, 2025, OppFi had an additional $237.0 million of unused debt capacity under its financing facilities for future availability, representing a 45% overall undrawn capacity, an increase from $206.2 million as of December 31, 2024. The increase in undrawn debt was driven primarily by using excess cash to pay down debt on our term loan and adding an additional $50 million in capacity to one of our revolving lines of credit. Including total financing commitments of $525.0 million and cash and restricted cash on the balance sheet of $90.8 million, OppFi had approximately $615.8 million in funding capacity as of March 31, 2025.

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

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2025 and 2024 (in thousands):

(In thousands, except % change)	Three Months Ended March 31,		Change
(Unaudited)	2025	2024	$	%
Net cash provided by operating activities	$83,740	$74,427	$9,313	12.5%
Net cash used in investing activities	(34,241)	(18,005)	(16,236)	90.2
Net cash used in financing activities	(47,019)	(41,644)	(5,375)	12.9
Net increase in cash and restricted cash	$2,480	$14,778	$(12,298)	(83.2)%

Operating Activities

Net cash provided by operating activities was $83.7 million for the three months ended March 31, 2025. This was an increase of $9.3 million when compared to net cash provided by operating activities of $74.4 million for the three months ended March 31, 2024, mainly due to higher net income.

Investing Activities

Net cash used in investing activities was $34.2 million for the three months ended March 31, 2025. This was an increase of $16.2 million when compared to net cash used in investing activities of $18.0 million for the three months ended March 31, 2024, mainly due to higher finance receivables originated and acquired and capitalization of technology development expenses, partially offset by higher finance receivables repaid and recovered.

Financing Activities

Net cash used in financing activities was $47.0 million for the three months ended March 31, 2025. This was an increase of $5.4 million when compared to net cash used in financing activities of $41.6 million for the three months ended March 31, 2024, primarily due to an increase in distributions to members of OppFi-LLC and payments for debt issuance costs.

FINANCING ARRANGEMENTS

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. For a detailed discussion on financing arrangements refer to Note 6 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following is a summary of OppFi’s outstanding borrowings as of March 31, 2025 and December 31, 2024, including borrowing capacity as of March 31, 2025 (in thousands):

		Borrowing	March 31,	December 31,	Interest Rate as of					Maturity
Purpose	Borrower(s)	Capacity	2025	2024	March 31, 2025					Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$—	$—	$84,500	SOFR	plus	6.75%			June 2026	(1)
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	62,500	46,875	62,500	SOFR	plus	7.75%			February 2029
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche D)	237,500	113,125	—	SOFR	plus	7.30%			February 2029
Revolving line of credit	Opportunity Funding SPE IX, LLC (Castlelake)	150,000	75,000	85,871	SOFR	plus	7.50%			December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	52,998	55,957	SOFR	plus	7.45%			October 2026
Total revolving lines of credit		525,000	287,998	288,828

Term loan, net	OppFi-LLC	—	—	29,930	SOFR	plus	0.11%	plus	10.00%	September 2025	(2)
Total senior debt, net		$525,000	$287,998	$318,758

(1) Maturity date and interest rate as of December 31, 2024 and for subsequent period until the borrowing was paid in full in February 2025.
(2) Maturity date and interest rate as of December 31, 2024 and for subsequent period until the borrowing was paid in full in March 2025.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the information on critical accounting estimates in our 2024 Annual Report.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See “Legal contingencies” of Note 13 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

There have been no material changes from the Risk Factors previously disclosed in Part 1, Item 1A, of our 2024 Annual Report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 9, 2024, the Company announced that its Board of Directors had authorized a program to repurchase (“Repurchase Program”) up to $20.0 million in the aggregate of shares of Class A Common Stock. Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act, and other applicable legal requirements, including restrictions in the Company’s existing credit facilities. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule 10b5-1, which would permit Class A Common Stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that the Company repurchases under the Repurchase Program, Opportunity Financial, LLC (“OppFi-LLC”), the Company’s direct subsidiary, will redeem one Class A common unit of OppFi-LLC held by the Company, decreasing the percentage ownership of OppFi-LLC by the Company and relatively increasing the ownership by the other Members. The Repurchase Program will expire in April 2027. There was no repurchase activity during the first quarter of 2025. As of March 31, 2025, $16.4 million of the repurchase authorization under the Repurchase Program remained available.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

On March 10, 2025, Ms. Pamela Johnson, the Company’s Chief Financial Officer, adopted a trading arrangement for the sale of the Company’s Class A Common Stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan provides for the sale of up to 55,270 shares of Class A Common Stock pursuant to the terms of the Rule 10b5-1 Trading Plan beginning in June 2025 and ending in March 2026.

On March 11, 2025, Mr. Greg Zeeman, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan provides for the sale of up to 50,000 shares of Class A Common Stock pursuant to the terms of the Rule 10b5-1 Trading Plan beginning in June 2025 and ending in April 2026.

With the exception of Ms. Johnson and Mr. Zeeman, during the quarter ended March 31, 2025, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption and termination of a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description
10.1†+*
Second Amended and Restated Revolving Credit Agreement, dated February 13, 2025, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, OppWin BPI, LLC, the Lenders party thereto, and Midtown Madison Management LLC.

10.2†*
Amendment No. 5 to Revolving Credit Agreement, dated January 24, 2025, by and among Opportunity Financial, LLC, Opportunity Funding SPE IX, LLC, the other credit parties and guarantors thereto, UMB Bank, N.A., as administrative agent and collateral agent, Randolph Receivables LLC, as Castlelake Representative, and the lenders party thereto.

10.3†*
Amendment No. 1 to Second Amended and Restated Revolving Credit Agreement, dated February 24, 2025, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, OppWin BPI, LLC, the Lenders party thereto, and Midtown Madison Management LLC.

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

Date: May 8, 2025	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)