Form 10-Q
period 2025-06-30
OppFi Inc.
filed 2025-08-07
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2025, there were 87,306,132 shares of common stock, including 28,357,891 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 58,948,241 shares of Class V common stock, par value $0.0001 per share, outstanding.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions, the impact of tariffs, and tightening of credit markets on our business; the impact of challenging macroeconomic and marketplace conditions; the impact of stimulus or other government programs; whether we will be successful in obtaining declaratory relief against the Commissioner of the Department of Financial Protection and Innovation for the State of California; whether we will be subject to AB 539; whether our bank partners will continue to lend in California and whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California; our ability to scale and grow the Bitty business; the impact that events involving financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults, or non-performance, may have on our business; risks related to any material weakness in our internal controls over financial reporting; our ability to grow and manage growth profitably and retain our key employees; risks related to new products; risks related to evaluating and potentially consummating acquisitions; concentration risk; risks related to our ability to comply with various covenants in our corporate and warehouse credit facilities; risks related to potential litigation; changes in applicable laws or regulations, including, but not limited to, impacts from the One Big Beautiful Bill Act; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; risks related to management transitions; and other risks contained in the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 11, 2025 (“2024 Annual Report”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2025	2024
Assets
Cash(1)	$45,227	$61,344
Restricted cash(1)	33,038	26,944
Total cash and restricted cash	78,265	88,288
Finance receivables at fair value(1)	491,488	473,696
Settlement receivable(1)	4,037	2,036
Equity method investment	18,574	19,194
Debt issuance costs, net(1)	4,310	2,730
Property, equipment and software, net	19,442	13,676
Operating lease right-of-use assets	9,637	10,583
Deferred tax asset	33,949	21,340
Other assets(1)	13,673	9,628
Total assets	$673,375	$641,171
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable(1)	$2,731	$879
Accrued expenses(1)	27,109	32,411
Operating lease liabilities	12,383	13,294
Senior debt, net(1)	305,897	318,758
Warrant liabilities	70,019	15,108
Tax receivable agreement liability	37,531	26,508
Total liabilities	455,670	406,958
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of June 30, 2025 and December 31, 2024)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 29,606,879 shares issued and 27,868,255 shares outstanding as of June 30, 2025 and 23,774,639 shares issued and 22,036,015 shares outstanding as of December 31, 2024)	3	2
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of June 30, 2025 and December 31, 2024)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 59,199,542 and 64,189,434 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	6	7
Additional paid-in capital	110,884	93,903
Accumulated deficit	(91,531)	(55,127)
Treasury stock, at cost (1,738,624 shares as of June 30, 2025 and December 31, 2024)	(6,011)	(6,011)
Total OppFi Inc.’s stockholders’ equity	13,351	32,774
Noncontrolling interest	204,354	201,439
Total stockholders’ equity	217,705	234,213
Total liabilities and stockholders’ equity	$673,375	$641,171

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

	June 30,	December 31,
	2025	2024
Assets of consolidated VIEs, included in total assets above
Cash	$243	$235
Restricted cash	19,586	16,872
Total cash and restricted cash	19,829	17,107
Finance receivables at fair value	419,186	416,859
Settlement receivable	4,037	2,036
Debt issuance costs, net	4,310	2,730
Other assets	26	11
Total assets	$447,388	$438,743
Liabilities of consolidated VIEs, included in total liabilities above
Accrued expenses	$3,175	$3,191
Senior debt, net	305,897	288,828
Total liabilities	$309,072	$292,019

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Interest and loan related income	$141,144	$125,076	$280,262	$251,355
Other revenue	1,299	1,228	2,449	2,292
	142,443	126,304	282,711	253,647
Change in fair value of finance receivables	(42,197)	(40,019)	(91,655)	(104,121)
Provision for credit losses on finance receivables	—	(4)	—	(31)
Net revenue	100,246	86,281	191,056	149,495
Expenses:
Salaries and employee benefits	17,754	16,227	31,532	32,225
Direct marketing costs	11,890	12,808	22,178	22,320
Interest expense and amortized debt issuance costs	9,639	10,964	19,886	22,394
Professional fees	4,792	4,798	8,991	10,279
Technology costs	3,382	2,963	6,343	6,021
Depreciation and amortization	1,502	2,490	3,262	5,215
Payment processing fees	1,527	1,676	3,157	3,762
Occupancy	1,030	1,042	2,069	1,984
Exit costs, net	(1)	(33)	(1,449)	2,885
General, administrative and other	3,923	3,859	7,787	7,639
Total expenses	55,438	56,794	103,756	114,724
Income from operations	44,808	29,487	87,300	34,771
Other (expense) income:
Change in fair value of warrant liabilities	(33,304)	(976)	(54,911)	4,195
Income from equity method investment	1,121	—	2,197	—
Other income	79	79	159	159
Income before income taxes	12,704	28,590	34,745	39,125
Income tax expense	1,224	914	2,875	1,318
Net income	11,480	27,676	31,870	37,807
Less: net income attributable to noncontrolling interest	32,260	24,610	64,022	29,204
Net (loss) income attributable to OppFi Inc.	$(20,780)	$3,066	$(32,152)	$8,603

(Loss) earnings per common share attributable to OppFi Inc.:
(Loss) earnings per common share:
Basic	$(0.78)	$0.16	$(1.28)	$0.44
Diluted	$(0.78)	$0.16	$(1.28)	$0.36
Weighted average common shares outstanding:
Basic	26,610,330	19,675,934	25,158,196	19,440,680
Diluted	26,610,330	19,675,934	25,158,196	86,148,477

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity
Balance, March 31, 2025	25,309,798	$3	61,134,952	$6	$100,720	$(72,168)	$(6,011)	$214,214	$236,764
Exchange of Class V shares	1,935,410	—	(1,935,410)	—	4,091	1,417	—	(5,508)	—
Issuance of common stock under equity incentive plan	793,672	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,091	—	—	—	5,091
Exercise of warrants	200	—	—	—	3	—	—	—	3
Exercise of stock options	400	—	—	—	1	—	—	—	1
Tax withholding on vesting of restricted stock units	(171,225)	—	—	—	(1,621)	—	—	—	(1,621)
Member distributions	—	—	—	—	—	—	—	(36,612)	(36,612)
Tax receivable agreement	—	—	—	—	(3,551)	—	—	—	(3,551)
Deferred tax asset	—	—	—	—	6,150	—	—	—	6,150
Net (loss) income	—	—	—	—	—	(20,780)	—	32,260	11,480
Balance, June 30, 2025	27,868,255	$3	59,199,542	$6	$110,884	$(91,531)	$(6,011)	$204,354	$217,705

Balance, March 31, 2024	19,311,623	$2	91,606,194	$9	$78,669	$(58,044)	$(2,460)	$179,116	$197,292
Exchange of Class V shares	319,228	—	(319,228)	—	435	11	—	(446)	—
Issuance of common stock under equity incentive plan	912,852	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,092	—	—	—	2,092
Tax withholding on vesting of restricted stock units	(173,169)	—	—	—	(552)	—	—	—	(552)
Purchase of treasury stock	(769,715)	—	—	—	—	—	(2,533)	—	(2,533)
Common stock dividend ($0.12 per share)	—	—	—	—	—	(2,374)	—	—	(2,374)
Member distributions	—	—	—	—	—	—	—	(20,219)	(20,219)
Tax receivable agreement	—	—	—	—	(216)	—	—	—	(216)
Deferred tax asset	—	—	—	—	523	—	—	—	523
Net income	—	—	—	—	—	3,066	—	24,610	27,676
Balance, June 30, 2024	19,600,819	$2	91,286,966	$9	$80,951	$(57,341)	$(4,993)	$183,061	$201,689

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited) - Continued
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity
Balance, December 31, 2024	22,036,015	$2	64,189,434	$7	$93,903	$(55,127)	$(6,011)	$201,439	$234,213
Exchange of Class V shares	4,989,892	1	(4,989,892)	(1)	11,082	2,162	—	(13,244)	—
Issuance of common stock under equity incentive plan	1,077,313	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	30,289	—	—	—	91	—	—	—	91
Stock-based compensation	—	—	—	—	6,352	—	—	—	6,352
Exercise of warrants	275	—	—	—	4	—	—	—	4
Exercise of stock options	400	—	—	—	1	—	—	—	1
Tax withholding on vesting of restricted stock units	(265,929)	—	—	—	(2,469)	—	—	—	(2,469)
Common stock dividend ($0.25 per share)	—	—	—	—	—	(6,414)	—	—	(6,414)
Member distributions	—	—	—	—	—	—	—	(47,863)	(47,863)
Tax receivable agreement	—	—	—	—	(9,433)	—	—	—	(9,433)
Deferred tax asset	—	—	—	—	11,353	—	—	—	11,353
Net (loss) income	—	—	—	—	—	(32,152)	—	64,022	31,870
Balance, June 30, 2025	27,868,255	$3	59,199,542	$6	$110,884	$(91,531)	$(6,011)	$204,354	$217,705

Balance, December 31, 2023	18,850,860	$2	91,898,193	$9	$76,480	$(63,591)	$(2,460)	$183,589	$194,029
Exchange of Class V shares	611,227	—	(611,227)	—	1,120	21	—	(1,141)	—
Issuance of common stock under equity incentive plan	1,069,564	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	66,072	—	—	—	119	—	—	—	119
Stock-based compensation	—	—	—	—	3,096	—	—	—	3,096
Tax withholding on vesting of restricted stock units	(227,189)	—	—	—	(741)	—	—	—	(741)
Purchase of treasury stock	(769,715)	—	—	—	—	—	(2,533)	—	(2,533)
Common stock dividend ($0.12 per share)	—	—	—	—	—	(2,374)	—	—	(2,374)
Member distributions	—	—	—	—	—	—	—	(28,591)	(28,591)
Tax receivable agreement	—	—	—	—	130	—	—	—	130
Deferred tax asset	—	—	—	—	747	—	—	—	747
Net income	—	—	—	—	—	8,603	—	29,204	37,807
Balance, June 30, 2024	19,600,819	$2	91,286,966	$9	$80,951	$(57,341)	$(4,993)	$183,061	$201,689

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$31,870	$37,807
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	91,655	104,121
Provision for credit losses on finance receivables	—	31
Depreciation and amortization	3,262	5,215
Debt issuance cost amortization	1,687	1,148
Stock-based compensation expense	6,352	3,096
Loss on disposition of equipment	2	3
Impairment of right of use asset	155	—
Deferred income taxes	1,328	1,243
Tax receivable agreement liability adjustment	47	57
Change in fair value of warrant liabilities	54,911	(4,195)
Income from equity method investment	(2,197)	—
Distribution received from equity method investment	2,817	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(2,916)	1,400
Settlement receivable	(2,001)	(76)
Operating lease, net	(120)	(71)
Other assets	(4,045)	400
Accounts payable	1,852	(2,043)
Accrued expenses	(5,302)	3,596
Net cash provided by operating activities	179,357	151,732
Cash flows from investing activities:
Finance receivables originated and acquired	(367,739)	(336,893)
Finance receivables repayments	261,208	264,270
Purchases of equipment and capitalized technology	(9,030)	(4,721)
Net cash used in investing activities	(115,561)	(77,344)
Cash flows from financing activities:
Member distributions	(47,863)	(28,591)
Net advances (payments) of senior debt - revolving lines of credit	17,069	(21,113)
Payments of senior debt - term loan	(30,000)	(10,000)
Payments of note payable	—	(1,449)
Payments for debt issuance costs	(3,197)	(812)
Proceeds from employee stock purchase plan	91	119
Exercise of warrants	4	—
Exercise of stock options	1	—
Payments of tax withholding on vesting of restricted stock units	(2,469)	(741)
Payments on tax receivable agreement liability	(1,041)	—
Purchase of treasury stock	—	(2,533)
Dividend paid on common stock	(6,414)	(2,374)
Net cash used in financing activities	(73,819)	(67,494)
Net (decrease) increase in cash and restricted cash	(10,023)	6,894

Cash and restricted cash
Beginning	88,288	73,943
Ending	$78,265	$80,837

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$18,135	$21,592
Income taxes paid	$3,658	$391

Supplemental disclosure of noncash activities:
Adjustments to additional paid-in capital as a result of tax receivable agreement	$(9,433)	$130
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$11,353	$747

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Significant Accounting Policies

Organization and nature of operations: OppFi Inc. (“OppFi”), collectively with its subsidiaries (the “Company”), is a tech-enabled digital finance platform that partners with banks to offer financial products and services to everyday Americans. The Company’s primary product is its installment loan product, OppLoans.

OppFi is organized as a C corporation that owns an equity interest in Opportunity Financial, LLC (“OppFi-LLC”), a Delaware limited liability company, in what is commonly referred to as an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries. OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of June 30, 2025 and December 31, 2024, OppFi owned approximately 32.0% and 25.6% of the OppFi Units, respectively, and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the members of OppFi-LLC (“Members”). OppFi Shares, LLC (“OFS”), a Delaware limited liability company, holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

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

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2024 included in the 2024 Annual Report. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2025.

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

Participation rights purchase obligations: As of June 30, 2025 and December 31, 2024, the unpaid principal balance of finance receivables outstanding for purchase was $9.1 million and $7.1 million, respectively.

Equity method investment: For the three and six months ended June 30, 2025, amortization expense related to identifiable intangible assets of $0.1 million and $0.3 million, respectively, was included in income from equity method investment in the consolidated statements of operations.

Capitalized technology: The Company capitalized software development costs totaling $4.2 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively, and $8.3 million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively. The Company also capitalized interest associated with application development totaling $0.4 million and $0.7 million for the three and six months ended June 30, 2025, respectively. Amortization expense, which is included in depreciation and amortization in the consolidated statements of operations, totaled $1.4 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively, and $3.0 million and $4.9 million for the six months ended June 30, 2025 and 2024, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 68.0% and 74.4% of the economic ownership percentage of OppFi-LLC as of June 30, 2025 and December 31, 2024, respectively. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the consolidated statements of operations.

Exit costs, net: In March 2025, the Company entered into an agreement with one of its bank partners that discharged the Company’s responsibility to settle a previously recognized liability for costs related to a contract associated with its OppFi Card product, which resulted in the reversal of previously recognized expenses of $1.5 million.

In May 2025, the Company entered into an agreement with one of its vendors to terminate its remaining contract associated with its OppFi Card product. The agreement required the Company to pay contractual liability totaling $0.4 million. The agreement also discharged the Company’s remaining contractual liability of $0.1 million, which resulted in the reversal of previously recognized expenses of $0.1 million.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2. Finance Receivables at Fair Value

The components of installment finance receivables at fair value as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	2025	2024
Unpaid principal balance of finance receivables - accrual	$409,862	$394,030
Unpaid principal balance of finance receivables - non-accrual	27,888	31,210
Unpaid principal balance of finance receivables	$437,750	$425,240

Finance receivables at fair value - accrual	$467,637	$452,438
Finance receivables at fair value - non-accrual	2,583	2,906
Finance receivables at fair value, excluding accrued interest and fees receivable	470,220	455,344
Accrued interest and fees receivable	21,268	18,352
Finance receivables at fair value	$491,488	$473,696

Difference between unpaid principal balance and fair value	$32,470	$30,104

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finance receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of June 30, 2025 and December 31, 2024, the aggregate unpaid principal balance of installment finance receivables 90 days or more past due on a contractual basis was $15.1 million and $14.4 million, respectively. As of June 30, 2025 and December 31, 2024, the fair value of installment finance receivables 90 days or more past due on a contractual basis was $1.4 million and $1.3 million, respectively.

Changes in the fair value of installment finance receivables at fair value for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at the beginning of the period	$454,683	$412,038	$473,696	$463,320
Originations	200,860	184,351	367,739	336,869
Repayments	(124,180)	(127,579)	(261,208)	(264,187)
Accrued interest and fees receivable	2,322	1,691	2,916	(1,399)
Charge-offs, net(1)	(45,509)	(41,072)	(94,021)	(102,059)
Net change in fair value(1)	3,312	1,053	2,366	(2,062)
Balance at the end of the period	$491,488	$430,482	$491,488	$430,482

(1) Included in “Change in fair value of finance receivables” in the consolidated statements of operations.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Property, Equipment and Software, Net

Property, equipment and software as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	2025	2024
Capitalized technology	$76,491	$67,515
Furniture, fixtures and equipment	4,479	4,432
Leasehold improvements	979	979
Total property, equipment and software	81,949	72,926
Less accumulated depreciation and amortization	(62,507)	(59,250)
Property, equipment and software, net	$19,442	$13,676

Note 4. Accrued Expenses

Accrued expenses as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	2025	2024
Accrual for services rendered and goods purchased	$11,364	$12,592
Accrued payroll and benefits	5,512	10,141
Amount due to bank partners	3,911	3,070
Accrued interest	2,583	2,519
Deferred lease revenue	1,779	212
Accrued exit costs	180	2,017
Other	1,780	1,860
Total	$27,109	$32,411

Note 5. Leases

On January 30, 2025, the Company entered into a new sublease agreement with a third-party sublessee to extend the sublease of one of its office facilities from August 2025 through August 2030. The new sublease agreement includes an option for the third-party sublessee to terminate the lease agreement. The Company is not reasonably certain that the third-party sublessee will terminate the lease agreement; as such, lease payments do not take into account this option. The Company’s new sublease agreement does not contain any material residual value guarantees or material restrictive covenants. Under the terms of the new sublease agreement, the third-party sublessee provides the Company with an irrevocable letter of credit in the amount of $0.1 million. The Company is entitled to draw on the letter of credit in the event of any default under the terms of the new sublease agreement. The Company expects to receive $1.7 million over the term of the new sublease agreement. Deferred lease revenue as of June 30, 2025 was $1.8 million which will be recognized over the remaining lease term of approximately over five years. The new sublease agreement did not relieve the Company of its primary obligation under its lease agreement. The sublease income to be earned was determined to be less than the costs associated with the primary lease held by the Company. As a result, the Company recorded additional impairment expense of $0.2 million on the lease commencement date to adjust its operating lease right-of-use asset, which was included in general, administrative and other in the consolidated statement of operations.

The components of total lease cost for three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$550	$585	$1,108	$1,182
Variable lease expense	432	435	863	769
Short-term lease cost	39	15	80	18
Sublease income	(79)	(79)	(159)	(159)
Total lease cost	$942	$956	$1,892	$1,810

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Supplemental cash flow information related to the leases for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$819	$621	$1,229	$1,254

The weighted average remaining lease term and discount rate as of June 30, 2025 and December 31, 2024 were as follows:

	2025	2024
Weighted average remaining lease term (in years)	5.3	5.8
Weighted average discount rate	5%	5%

Future minimum lease payments as of June 30, 2025 were as follows (in thousands):

Year	Amount
Remaining of 2025	$1,253
2026	2,557
2027	2,633
2028	2,712
2029	2,794
2030	2,144
Total lease payments	14,093
Less: imputed interest	(1,710)
Operating lease liabilities	$12,383

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Borrowing

The following was a summary of the Company’s outstanding borrowings as of June 30, 2025 and December 31, 2024, including borrowing capacity as of June 30, 2025 (in thousands):

Purpose	Borrower(s)	Borrowing Capacity	2025	2024	Interest Rate as of June 30, 2025					Maturity Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$—	$—	$84,500	SOFR	plus	6.75%			June 2026	(1)
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	62,500	46,875	62,500	SOFR	plus	7.75%			February 2029
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche D)	237,500	126,125	—	SOFR	plus	7.30%			February 2029
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	75,000	85,871	SOFR	plus	7.50%			December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	57,897	55,957	SOFR	plus	7.45%			October 2026
Total revolving lines of credit		525,000	305,897	288,828

Term loan, net	OppFi-LLC	—	—	29,930	SOFR	plus	0.11%	plus	10%	September 2025	(2)
Total senior debt, net		$525,000	$305,897	$318,758

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

Total interest expense related to the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $9.0 million and $10.4 million for the three months ended June 30, 2025 and 2024, respectively, and was $18.2 million and $21.2 million for the six months ended June 30, 2025 and 2024, respectively. Amortized debt issuance costs associated with the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, were $0.7 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and were $1.7 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, unamortized debt issuance costs associated with the Company’s senior debt totaled $4.3 million related to the revolving lines of credit. As of December 31, 2024, unamortized debt issuance costs associated with the Company’s senior debt totaled $2.8 million of which $2.7 million related to the revolving lines of credit and $0.1 million related to the term loan.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Warrant Liabilities

As of June 30, 2025, there were 13,352,042 Public Warrants and 1,987,120 Private Placement Warrants outstanding. As of December 31, 2024, there were 13,352,317 Public Warrants and 1,987,120 Private Placement Warrants outstanding. During the three and six months ended June 30, 2025, 200 and 275 Public Warrants were exercised, respectively. The change in fair value of the Public Warrants and Private Placement Warrants increased by $28.0 million and $5.3 million, respectively, for the three months ended June 30, 2025 and increased by $46.8 million and $8.1 million, respectively, for the six months ended June 30, 2025. The change in fair value of the Public Warrants and Private Placement Warrants increased by $0.6 million and $0.4 million, respectively, for the three months ended June 30, 2024 and decreased by $3.1 million and $1.1 million, respectively, for the six months ended June 30, 2024.

Note 8. Stockholders’ Equity

Share repurchase: There were no repurchase activities during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, OppFi repurchased 769,715 shares of Class A Common Stock, for an aggregate purchase price of $2.5 million at an average purchase price per share of $3.27. As of June 30, 2025, $16.4 million of the repurchase authorization under the Repurchase Program remained available.

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

Note 9. Stock-Based Compensation

On July 20, 2021, the Company established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of June 30, 2025, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan (including from outstanding awards) was 27,106,245 shares. As of June 30, 2025, the Company had only granted awards in the form of options, restricted stock units, and performance stock units.

Stock options: A summary of the Company’s stock option activity for the six months ended June 30, 2025 was as follows:

(in thousands, except share and per share data)	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,842,192	$13.65	6.6	$1,065
Granted	—	—	—	—
Exercised	(400)	3.17	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2025	1,841,792	$13.65	6.1	$5,426
Vested and exercisable as of June 30, 2025	1,743,743	$13.98	6.1	$4,710

The Company recognized stock-based compensation expense related to stock options of $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 the Company had unrecognized stock-based compensation of $0.1 million related to unvested stock options that is expected to be recognized over an estimated weighted-average period of approximately 0.7 years.

Cash received from the exercise of a stock option during the three and six months ended June 30, 2025 was $3 thousand. The total intrinsic value of the stock option exercised during the three and six months ended June 30, 2025 was $2 thousand. There were no stock options exercised during the three and six months ended June 30, 2024.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Restricted stock units: A summary of the Company’s restricted stock units (“RSUs”) activity for the six months ended June 30, 2025 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2024	1,824,128	$3.15
Granted	1,526,700	9.62
Vested	(906,619)	5.65
Forfeited	(104,959)	3.33
Unvested as of June 30, 2025	2,339,250	$6.40

The Company recognized stock-based compensation related to RSUs of $5.0 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively, and $6.0 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, total unrecognized compensation expense related to RSUs was $13.4 million, which will be recognized over a weighted-average vesting period of approximately 3.4 years.

Performance stock units: A summary of the Company’s performance stock units (“PSUs”) activity for the six months ended June 30, 2025 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	76,556	$3.41
Granted	—	—
Vested	(36,545)	3.40
Forfeited	—	—
Unvested as of June 30, 2025	40,011	$3.42

The Company recognized stock-based compensation related to PSUs of $11 thousand and $30 thousand for the three months ended June 30, 2025 and 2024, respectively, and $34 thousand and $67 thousand for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, total unrecognized compensation expense related to PSUs was $16 thousand, which will be recognized over a weighted-average vesting period of approximately 0.8 years.

Employee stock purchase plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of June 30, 2025, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP was 1,892,787 and may consist of authorized but unissued or reacquired shares of Class A Common Stock.

As of June 30, 2025 and December 31, 2024, there were 391,581 and 361,292 shares of the Company’s Class A Common Stock purchased under the ESPP, respectively. As of June 30, 2025 and December 31, 2024, ESPP employee payroll contributions of $0.3 million and $0.1 million, respectively, are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of June 30, 2025 will be used to purchase shares at the end of the ESPP offering period ending on June 30, 2025. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. The Company recognized ESPP compensation expense of $38 thousand and $19 thousand for the three months ended June 30, 2025 and 2024, respectively, and $78 thousand and $46 thousand for the six months ended June 30, 2025 and 2024, respectively.

Note 10. Income Taxes

For the three months ended June 30, 2025, OppFi recorded an income tax expense of $1.2 million and reported consolidated income before income taxes of $12.7 million, resulting in a 9.6% effective income tax rate. For the three months ended June 30, 2024, OppFi recorded an income tax expense of $0.9 million and reported consolidated income before income taxes of $28.6 million, resulting in a 3.2% effective income tax rate. For the six months ended June 30, 2025, OppFi recorded an income tax expense of $2.9 million and reported consolidated income before income taxes of $34.7 million, resulting in a 8.3% effective

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

income tax rate. For the six months ended June 30, 2024, OppFi recorded an income tax expense of $1.3 million and reported consolidated income before income taxes of $39.1 million, resulting in a 3.4% effective income tax rate.

OppFi’s effective income tax rates for the three and six months ended June 30, 2025 and 2024 differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, warrant liability, and discrete tax items. The warrant liability is recorded by OppFi and is a fair market value adjustment of the warrant liability and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate. For the three months ended June 30, 2025, one discrete item was recorded consisting of a $0.6 million benefit related to stock compensation, which decreased the effective tax rate by 4.8%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended June 30, 2025 would have been 14.4%. For the three months ended June 30, 2024, one discrete item was recorded consisting of a $0.1 million benefit related to stock compensation, which decreased the effective tax rate by 0.5%. Excluding the aforementioned discrete item, the effective rate for the three months ended June 30, 2024 would have been 3.7%. For the six months ended June 30, 2025, one discrete item was recorded consisting of a $0.7 million benefit related to stock compensation, which decreased the effective tax rate by 2.0%. Excluding the aforementioned discrete item, the effective tax rate for the six months ended June 30, 2025 would have been 10.3%. For the six months ended June 30, 2024, two discrete items were recorded consisting of a $17 thousand expense related to a prior period adjustment based on FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and a $0.2 million benefit related to stock compensation, which in total decreased the effective tax rate by 0.5%. Excluding the aforementioned discrete items, the effective tax rate for the six months ended June 30, 2024 would have been 3.9%.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of June 30, 2025 and 2024, OppFi owned 32.0% and 17.7%, respectively, of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

As of June 30, 2025 and December 31, 2024, OppFi recorded an unrecognized tax benefit of $0.1 million and $0.1 million, respectively, related to research and development credits allocated from OppFi-LLC. ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for the payment of interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 11. Fair Value Measurements

Fair value on a nonrecurring basis: As of June 30, 2025 and December 31, 2024, the Company had no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

		Fair Value Measurements
	2025	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$470,220	$—	$—	$470,220

Financial liabilities:
Warrant liability - Public Warrants (2)	57,147	57,147	—	—
Warrant liability - Private Placement Warrants (3)	12,872	—	—	12,872

		Fair Value Measurements
	2024	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$455,344	$—	$—	$455,344

Financial liabilities:
Warrant liability - Public Warrants (2)	10,342	10,342	—	—
Warrant liability - Private Placement Warrants (3)	4,766	—	—	4,766

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

During the three and six months ended June 30, 2025 and 2024, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

The following table presents the significant assumptions used for the Company’s Private Placement Warrants as of June 30, 2025 and December 31, 2024:

	2025		2024
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	3.91%	3.85%	4.17%	4.41%
Expected term (years)	1.1 years	6.1 years	1.6 years	6.6 years
Expected volatility	64.70%	62.50%	47.30%	47.30%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$4.93	$8.30	$0.91	$2.69

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2024	$2,311	$2,455	$4,766
Change in fair value	451	2,390	2,841
Fair value as of March 31, 2025	2,762	4,845	7,607
Change in fair value	2,536	2,729	5,265
Fair value as of June 30, 2025	$5,298	$7,574	$12,872

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of June 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash	$45,227	$45,227	$—	$—
Restricted cash	33,038	33,038	—	—
Accrued interest and fees receivable	21,268	21,268	—	—
Settlement receivable	4,037	4,037	—	—

Financial liabilities:
Senior debt, net	305,897	—	—	305,897

		Fair Value Measurements
	2024	Level 1	Level 2	Level 3
Financial assets:
Cash	$61,344	$61,344	$—	$—
Restricted cash	26,944	26,944	—	—
Accrued interest and fees receivable	18,352	18,352	—	—
Settlement receivable	2,036	2,036	—	—

Financial liabilities:
Senior debt, net	318,758	—	—	318,758

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

The following table presents selected financial information for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$142,443	$126,304	$282,711	$253,647

Charge-offs, net	(45,509)	(41,072)	(94,021)	(102,059)
Net change in fair value	3,312	1,053	2,366	(2,062)
Change in fair value of finance receivables	(42,197)	(40,019)	(91,655)	(104,121)
Provision for credit losses on finance receivables	—	(4)	—	(31)
Net revenue	100,246	86,281	191,056	149,495
Expenses:
Salaries and employee benefits	17,754	16,227	31,532	32,225
Direct marketing costs	11,890	12,808	22,178	22,320
Interest expense and amortized debt issuance costs	9,639	10,964	19,886	22,394
Professional fees	4,792	4,798	8,991	10,279
Technology costs	3,382	2,963	6,343	6,021
Depreciation and amortization	1,502	2,490	3,262	5,215
Payment processing fees	1,527	1,676	3,157	3,762
Occupancy	1,030	1,042	2,069	1,984
Exit costs, net	(1)	(33)	(1,449)	2,885
General, administrative and other	3,923	3,859	7,787	7,639
Total expenses	55,438	56,794	103,756	114,724
Income from operations	44,808	29,487	87,300	34,771
Other (expense) income:
Change in fair value of warrant liabilities	(33,304)	(976)	(54,911)	4,195
Income from equity method investment	1,121	—	2,197	—
Other income	79	79	159	159
Income before income taxes	12,704	28,590	34,745	39,125
Income tax expense	1,224	914	2,875	1,318
Net income	11,480	27,676	31,870	37,807
Less: net income attributable to noncontrolling interest	32,260	24,610	64,022	29,204
Net (loss) income attributable to OppFi Inc.	$(20,780)	$3,066	$(32,152)	$8,603

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

On July 20, 2023, a stockholder filed a putative class action complaint in the Court of Chancery of the State of Delaware (Case No. 2023-0737) on behalf of a purported class of Company stockholders naming certain of FGNA’s former directors and officers and its controlling stockholder, FG New America Investors, LLC (the “Sponsor”), as defendants. The lawsuit alleges that the defendants breached their fiduciary duties to the stockholders of FGNA stemming from FGNA’s merger with OppFi-LLC and that the defendants were unjustly enriched. The lawsuit seeks, among other relief, unspecified damages, redemption rights, and attorneys’ fees. On February 7, 2025, the complaint was amended to name Todd Schwartz, the Company’s Executive Chairman and Chief Executive Officer, Theodore Schwartz, a director of the Company, Schwartz Capital Group, the Company’s former Chief Executive Officer and a former investment banker of the Company, alleging such parties aided and abetted the breaches of the previously named defendants. The Company is not a party to the lawsuit. The Company and OppFi-LLC are obligated to indemnify certain of the defendants in the action. The Company and OppFi-LLC have tendered defense of this action under their respective directors’ and officers’ insurance policies. Due to the early stage of this case, neither the likelihood that a loss, if any, will be realized, nor an estimate of the possible loss or range of loss, if any, can be determined.

Related party transactions: In connection with the Business Combination, OppFi entered into the Tax Receivable Agreement with the Members and the Members’ Representative (the “Tax Receivable Agreement”). The Tax Receivable Agreement provides for payment to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash. During the three months ended June 30, 2025, there were no payments to the Members pursuant to the Tax Receivable Agreement. During the six months ended June 30, 2025, OppFi made payments to the Members pursuant to the Tax Receivable Agreement totaling $1.0 million.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of June 30, 2025, consumers living primarily in Texas, Florida and Virginia made up approximately 13%, 11% and 11%, respectively, of the Company’s portfolio of finance receivables. As of June 30, 2025, there were no other states that made up more than 10% or more of the Company’s portfolio of finance receivables. As of December 31, 2024, consumers living primarily in Texas, Florida and Virginia made up approximately 14%, 11%, and 11%, respectively, of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 15. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) and others, as defined in the plan document, who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $0.4 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 16. (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to OppFi Inc.	$(20,780)	$3,066	$(32,152)	$8,603
Net (loss) income available to Class A common stockholders - Basic	(20,780)	3,066	(32,152)	8,603
Net income attributable to noncontrolling interest	—	—	—	29,204
Income tax expense	—	—	—	(6,875)
Net (loss) income available to Class A common stockholders - Diluted	$(20,780)	$3,066	$(32,152)	$30,932
Denominator:
Weighted-average Class A common stock outstanding - Basic	26,610,330	19,675,934	25,158,196	19,440,680
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	602,628
Performance stock units	—	—	—	73,205
Warrants	—	—	—	—
Employee stock purchase plan	—	—	—	—
Retained OppFi Units, excluding Earnout Units	—	—	—	66,031,964
Dilutive potential common shares	—	—	—	66,707,797
Weighted-average units outstanding - diluted	26,610,330	19,675,934	25,158,196	86,148,477
(Loss) earnings per common share:
Basic	$(0.78)	$0.16	$(1.28)	$0.44
Diluted	$(0.78)	$0.16	$(1.28)	$0.36

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Public Warrants	13,352,042	11,887,500	13,352,142	11,887,500
$11.50 Exercise Price Warrants	1,074,620	2,539,437	1,074,620	2,539,437
$15 Exercise Price Warrants	912,500	912,500	912,500	912,500
Stock Options	1,841,792	1,842,192	1,841,992	1,842,192
Restricted stock units	2,340,376	2,471,364	1,990,269	2,062,342
Performance stock units	40,011	102,562	45,196	109,063
Employee stock purchase plan units	8,788	—	9,433	—
Noncontrolling interest - Earnout Units (1)	—	25,500,000	—	25,500,000
Noncontrolling interest - OppFi Units	60,251,993	65,880,789	61,470,613	—
Potential common stock	79,822,122	111,136,344	80,696,765	44,853,034

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

New U.S. tax legislation: On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The Company is currently evaluating the impact of the OBBBA, and an estimate of the financial effect is not available at this time.

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
OVERVIEW

OppFi Inc. (“OppFi” and, collectively with its subsidiaries, the “Company”) is a tech-enabled digital finance platform that partners with banks to offer financial products and services to everyday Americans. Through this transparent and responsible platform, which emphasizes financial inclusion and exceptional customer experience, the Company assists consumers who are underserved by traditional financing options in building improved financial health. OppLoans by OppFi maintains a 4.5/5.0 star rating on Trustpilot based on over 4,900 reviews, positioning the Company among the top consumer-rated financial platforms online. OppFi also holds a 35% equity interest in Bitty Holdings, LLC (“Bitty”), a credit access company that provides revenue-based financing and other working capital solutions to small businesses.

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

OppFi’s primary products are offered by its OppLoans platform. Customers on this platform are U.S. consumers who are employed, have bank accounts, and generally earn median wages. The average installment loan for a new borrower facilitated by OppFi is approximately $1,850, payable in installments and with an average contractual term of 11 months.

HIGHLIGHTS

Our financial results as of and for the three months ended June 30, 2025 are summarized below:
•Net income of $11.5 million for the three months ended June 30, 2025, a decrease of $16.2 million from $27.7 million for the three months ended June 30, 2024;
•Basic and diluted loss per common share of $0.78 and $0.78, respectively, for the three months ended June 30, 2025;
•Adjusted net income (“Adjusted Net Income”)(1) of $39.4 million for the three months ended June 30, 2025, an increase of $14.6 million from $24.8 million for the three months ended June 30, 2024;
•Adjusted earnings per share (“Adjusted EPS”)(1) of $0.45 for the three months ended June 30, 2025, an increase of $0.16 from $0.29 for the three months ended June 30, 2024;
•Total revenue increased 12.8% to $142.4 million from $126.3 million for the three months ended June 30, 2025 and 2024, respectively;
•Net originations increased 13.8% to $233.9 million from $205.5 million for the three months ended June 30, 2025 and 2024, respectively; and
•Ending receivables increased 13.1% to $437.8 million from $387.1 million as of June 30, 2025 and 2024, respectively.

(1) Adjusted EPS and Adjusted Net Income are not prepared in accordance with the United States Generally Accepted Accounting Principles (“GAAP”). For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see the section titled “Non-GAAP Financial Measures” below.

KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for the Company’s operations as of and for the three and six months ended June 30, 2025 and 2024. Percentages presented are calculated from the underlying whole-dollar amounts.

Total Net Originations

We measure originations to assess the growth trajectory and overall size of our loan portfolio. There is a direct correlation between origination growth and revenue growth. Loans are considered to be originated when the prospective borrower's application is approved. The vast majority of our originations ultimately disburse to a borrower, but disbursement timing lags that of originations.

The following table presents total net originations (defined as gross originations net of transferred balance on refinanced loans), total retained net originations (defined as the portion of total net originations with respect to which the Company ultimately purchased a receivable from bank partners), and percentage of net originations by new loans for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Total net originations	$233,873	$205,549	$28,324	13.8%
Total retained net originations	$205,706	$189,344	$16,362	8.6%
Percentage of net originations by new loans	38.7%	44.4%	N/A	(12.9)%

	Six Months Ended June 30,		Change
	2025	2024	$	%
Total net originations	$423,041	$369,045	$53,996	14.6%
Total retained net originations	$374,669	$341,856	$32,813	9.6%
Percentage of net originations by new loans	37.8%	43.5%	N/A	(13.1)%

Total net originations increased to $233.9 million and $423.0 million for the three and six months ended June 30, 2025, respectively, from $205.5 million and $369.0 million for the three and six months ended June 30, 2024, respectively. The 13.8% and 14.6% increases were a result of increased demand from returning customers and improvements to our credit model driving higher issuance for our refinance and returning customers. Total retained net originations increased to $205.7 million and $374.7 million for the three and six months ended June 30, 2025, respectively, from $189.3 million and $341.9 million for the three and six months ended June 30, 2024, respectively. The 8.6% and 9.6% increases were a result of the growth in total net originations, partially offset by the growth in the percentage of loans retained by our bank partners.

Total net originations of new loans as a percentage of total loans decreased to 38.7% and 37.8% for the three and six months ended June 30, 2025, respectively, from 44.4% and 43.5% for the three and six months ended June 30, 2024, respectively. The decreases were a result of increased demand from returning customers and improvements to our credit model driving higher issuance for our refinance and returning customers.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of June 30, 2025 and 2024 (in thousands):

	As of June 30,		Change
	2025	2024	$	%
Ending receivables	$437,750	$387,086	$50,664	13.1%

Ending receivables increased to $437.8 million as of June 30, 2025 from $387.1 million as of June 30, 2024. The 13.1% increase was primarily driven by a higher balance to start the year, higher retained net originations, and term extension initiatives in 2025.

Average Yield

Average yield represents total revenue from the period as a percent of average receivables and is presented as an annualized metric. Receivables are defined as the unpaid principal balances of loans. The following tables present average yield for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
	2025	2024	%
Average yield, annualized	136.1%	134.8%	1.0%

	Six Months Ended June 30,		Change
	2025	2024	%
Average yield, annualized	135.3%	131.4%	3.0%

Average yield increased to 136.1% and 135.3% for the three and six months ended June 30, 2025, respectively, from 134.8% and 131.4% for the three and six months ended June 30, 2024, respectively. The 1.0% and 3.0% increases were largely driven by an increase in the average statutory rate due to the expansion of pricing initiatives implemented in the second half of 2024.

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

The following tables present net charge-offs as a percentage of total revenue and as an annualized percentage of average receivables for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
	2025	2024	%
Net charge-offs as % of total revenue	31.9%	32.5%	(1.8)%
Net charge-offs as % of average receivables, annualized	43.5%	43.8%	(0.8)%

	Six Months Ended June 30,		Change
	2025	2024	%
Net charge-offs as % of total revenue	33.3%	40.2%	(17.4)%
Net charge-offs as % of average receivables, annualized	45.0%	52.9%	(14.9)%

Net charge-offs as a percentage of total revenue decreased to 31.9% and 33.3% for the three and six months ended June 30, 2025, respectively, from 32.5% and 40.2% for the three and six months ended June 30, 2024, respectively. The decreases were mainly a result of a higher yielding portfolio for the reasons discussed above in “Average Yield”. Net charge-offs as a percentage of average receivables decreased to 43.5% and 45.0% for the three and six months ended June 30, 2025, respectively, from 43.8% and 52.9% for the three and six months ended June 30, 2024, respectively. The decreases were mainly a result of larger average receivables balances over the period.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan processor or underwriter (auto-approval) divided by the total number of loans approved. The following tables present auto approval rate for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
	2025	2024	%
Auto-approval rate	79.7%	75.8%	5.2%

	Six Months Ended June 30,		Change
	2025	2024	%
Auto-approval rate	79.2%	74.7%	6.1%

Auto-approval rate increased to 79.7% and 79.2% for the three and six months ended June 30, 2025, respectively, from 75.8% and 74.7% for the three and six months ended June 30, 2024, respectively. The increases were driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2025 and 2024

The following table presents our consolidated results of operations for the three months ended June 30, 2025 and 2024 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	Three Months Ended June 30,		Change
(Unaudited)	2025	2024	$	%
Interest and loan related income	$141,144	$125,076	$16,068	12.8%
Other revenue	1,299	1,228	71	5.8
Total revenue	142,443	126,304	16,139	12.8
Change in fair value of finance receivables	(42,197)	(40,019)	(2,178)	5.4
Provision for credit losses on finance receivables	—	(4)	4	(100.0)
Net revenue	100,246	86,281	13,965	16.2
Expenses:
Sales and marketing	10,077	10,824	(747)	(6.9)
Customer operations	11,299	11,608	(309)	(2.7)
Technology, products, and analytics	7,721	9,148	(1,427)	(15.6)
General, administrative, and other	16,702	14,250	2,452	17.2
Total expenses before interest expense	45,799	45,830	(31)	(0.1)
Interest expense	9,639	10,964	(1,325)	(12.1)
Total expenses	55,438	56,794	(1,356)	(2.4)
Income from operations	44,808	29,487	15,321	52.0
Change in fair value of warrant liabilities	(33,304)	(976)	(32,328)	3310.8
Income from equity method investment	1,121	—	1,121	—
Other income	79	79	—	—
Income before income taxes	12,704	28,590	(15,886)	(55.6)
Income tax expense	1,224	914	310	33.9
Net income	11,480	27,676	(16,196)	(58.5)
Less: net income attributable to noncontrolling interest	32,260	24,610	7,650	31.1
Net (loss) income attributable to OppFi Inc.	$(20,780)	$3,066	$(23,846)	(777.7)%

(Loss) earnings per common share attributable to OppFi Inc.:
(Loss) earnings per common share:
Basic	$(0.78)	$0.16
Diluted	$(0.78)	$0.16
Weighted average common shares outstanding:
Basic	26,610,330	19,675,934
Diluted	26,610,330	19,675,934

Total Revenue

Total revenue consists mainly of revenue earned from interest on finance receivables from outstanding loans based on the interest method. We also earn revenue from referral fees related primarily to our “Turn-Up” program, which represented 0.3% of total revenue for the three months ended June 30, 2025.

Total revenue increased by $16.1 million, or 12.8%, to $142.4 million for the three months ended June 30, 2025 from $126.3 million for the three months ended June 30, 2024. The increase was due to higher average receivables balances throughout the period and a higher average statutory rate for the loans in the portfolio driving a higher yield on the balances.

Change in Fair Value of Finance Receivables

Change in fair value of finance receivables consists of gross charge-offs incurred in the period on the installment finance receivables, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $42.2 million for the three months ended June 30, 2025, which was comprised of $56.2 million of gross charge-offs, partially offset by $10.7 million of recoveries and a positive fair value adjustment of $3.3 million, up from $40.0 million for the three months ended June 30, 2024, which was comprised of $49.5 million of gross charge-offs, partially offset by $8.4 million of recoveries and a positive fair value adjustment of $1.1 million. The fair value adjustment for the three months ended June 30, 2025 had a positive impact due to the increase in receivables over the period combined with a slight increase to the fair value premium.

Net Revenue

Net revenue is equal to total revenue less the change in fair value of, and provision for credit losses on, finance receivables. Net revenue increased by $14.0 million, or 16.2%, to $100.2 million for the three months ended June 30, 2025 from $86.3 million for the three months ended June 30, 2024. This increase was due to the increase in total revenue, partially offset by the increase in change in fair value of finance receivables.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses decreased by $1.4 million, or 2.4%, to $55.4 million for the three months ended June 30, 2025 from $56.8 million for the three months ended June 30, 2024. The decrease in expenses was primarily driven by lower interest expense resulting from paying down debt and rate decreases throughout 2024, lower direct marketing spend resulting from a relative shift in issuance towards lower-cost returning customers, and lower capitalized technology amortization expense. The decrease was partially offset by an increase in salaries and employee benefits, driven largely by stock-based compensation. Expenses as a percent of total revenue decreased from 45.0% to 38.9% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations increased by $15.3 million to $44.8 million for the three months ended June 30, 2025 from income from operations of $29.5 million for the three months ended June 30, 2024. This increase was driven by higher total revenue and lower expenses, partially offset by higher change in fair value of finance receivables, as a result of the reasons stated above.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities resulted in a loss of $33.3 million and a loss of $1.0 million for the three months ended June 30, 2025 and 2024, respectively. The changes are largely attributed to the changes in the share price of OppFi’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), over the period.

Income from Equity Method Investment

On July 31, 2024, OppFi acquired 35% of the outstanding equity securities of Bitty. OppFi determined that it does not have a controlling financial interest in Bitty, but does exercise significant influence, and therefore the investment was accounted for under the equity method. OppFi’s proportionate share of Bitty’s earnings was $1.1 million for the three months ended June 30, 2025.

Other Income

Other income totaled $0.1 million for the three months ended June 30, 2025 and $0.1 million for the three months ended June 30, 2024. Other income for both periods was comprised of $0.1 million in income related to the Company subleasing one floor of its office space.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, income from equity method investment, and other income. Income before income taxes decreased by $15.9 million, or 55.6%, to $12.7 million for the three months ended June 30, 2025 from $28.6 million for the three months ended June 30, 2024 driven by the increase to the fair value of warrant liabilities outweighing the increase to income from operations.

Income Tax Expense

Income tax expense of $1.2 million for the three months ended June 30, 2025 increased by $0.3 million from $0.9 million for the three months ended June 30, 2024. The increase in income tax expense is attributed to the increase in OppFi’s effective tax rate largely due to OppFi’s increasing ownership in OppFi-LLC.

Net Income

Net income is the difference between income before income taxes and income tax expense. Net income decreased by $16.2 million to $11.5 million for the three months ended June 30, 2025 from net income of $27.7 million for the three months ended June 30, 2024 for the reasons stated above.

Net (Loss) Income Attributable to OppFi Inc.

Net loss attributable to OppFi Inc. was $20.8 million for the three months ended June 30, 2025, down from net income attributable to OppFi Inc. of $3.1 million for the three months ended June 30, 2024. As a result of the Company’s Up-C structure, the underlying income or expense components are generally the economic interest in OppFi-LLC’s income or loss, expenses related to its status as a public company, and the change in fair value of warrant liabilities. For the three months ended June 30, 2025, income from economic interest was $14.7 million, offset by loss on change in fair value of warrant liabilities of $33.3 million, income tax expense of $1.3 million, and general and administrative expenses of $0.9 million, for net loss attributable to OppFi Inc. of $20.8 million. For the three months ended June 30, 2024, income from economic interest was $5.3 million, partially offset by loss on change in fair value of warrant liabilities of $1.0 million, income tax expense of $0.9 million and general and administrative expenses of $0.3 million, for net income attributable to OppFi Inc. of $3.1 million.

Diluted (Loss) Earnings per Share

For the three months ended June 30, 2025, diluted loss per share available to common stockholders was the same as basic loss per share available to common stockholders as dilutive common shares are assumed to have not been issued if their effect is anti-dilutive. For the three months ended June 30, 2024, the Company’s outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share as the inclusion of these shares would have had an antidilutive effect under the if-converted method. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period.

Comparison of the six months ended June 30, 2025 and 2024

The following table presents our consolidated results of operations for the six months ended June 30, 2025 and 2024 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	Six Months Ended June 30,		Change
(Unaudited)	2025	2024	$	%
Interest and loan related income	$280,262	$251,355	$28,907	11.5%
Other revenue	2,449	2,292	157	6.9
Total revenue	282,711	253,647	29,064	11.5
Change in fair value of finance receivables	(91,655)	(104,121)	12,466	(12.0)
Provision for credit losses on finance receivables	—	(31)	31	(100.0)
Net revenue	191,056	149,495	41,561	27.8
Expenses:
Sales and marketing	18,556	19,002	(446)	(2.3)
Customer operations	22,708	22,971	(263)	(1.1)
Technology, products, and analytics	15,165	18,927	(3,762)	(19.9)
General, administrative, and other	27,441	31,430	(3,989)	(12.7)
Total expenses before interest expense	83,870	92,330	(8,460)	(9.2)
Interest expense	19,886	22,394	(2,508)	(11.2)
Total expenses	103,756	114,724	(10,968)	(9.6)
Income from operations	87,300	34,771	52,529	151.1
Change in fair value of warrant liabilities	(54,911)	4,195	(59,106)	(1409.1)
Income from equity method investment	2,197	—	2,197	—
Other income	159	159	—	—
Income before income taxes	34,745	39,125	(4,380)	(11.2)
Income tax expense	2,875	1,318	1,557	118.1
Net income	31,870	37,807	(5,937)	(15.7)
Less: net income attributable to noncontrolling interest	64,022	29,204	34,818	119.2
Net (loss) income attributable to OppFi Inc.	$(32,152)	$8,603	$(40,755)	(473.7)%

(Loss) earnings per common share attributable to OppFi Inc.:
(Loss) earnings per common share:
Basic	$(1.28)	$0.44
Diluted	$(1.28)	$0.36
Weighted average common shares outstanding:
Basic	25,158,196	19,440,680
Diluted	25,158,196	86,148,477

Total Revenue

Total revenue consists mainly of revenue earned from interest on finance receivables from outstanding loans based on the interest method. We also earn revenue from referral fees related primarily to our “Turn-Up” program, which represented 0.2% of total revenue for the six months ended June 30, 2025.

Total revenue increased by $29.1 million, or 11.5%, to $282.7 million for the six months ended June 30, 2025 from $253.6 million for the six months ended June 30, 2024. The increase was due to higher average receivables balances throughout the period and a higher average statutory rate for the loans in the portfolio driving a higher yield on the balances.

Change in Fair Value of Finance Receivables

Change in fair value of finance receivables consists of gross charge-offs incurred in the period on the installment finance receivables, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $91.7 million for the six months ended June 30, 2025, which was comprised of $115.4 million of gross charge-offs, partially offset by $21.3 million of recoveries and a positive fair value adjustment of $2.4 million, down from $104.1 million for the six months ended June 30, 2024, which was comprised of $119.0 million of gross charge-offs and a negative fair value adjustment of $2.1 million, partially offset by $17.0 million of recoveries. The fair value adjustment for the six months ended June 30, 2025 had a positive impact due to the increase in receivables over the period combined with a slight increase in the fair value premium.

Net Revenue

Net revenue is equal to total revenue less the change in fair value of, and provision for credit losses on, finance receivables. Net revenue increased by $41.6 million, or 27.8%, to $191.1 million for the six months ended June 30, 2025 from $149.5 million for the six months ended June 30, 2024. This increase was due to both the increase in total revenue and the decrease in change in fair value of finance receivables.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses decreased by $11.0 million, or 9.6%, to $103.8 million for the six months ended June 30, 2025 from $114.7 million for the six months ended June 30, 2024. The decrease in expenses was primarily driven by lower interest expense resulting from paying down debt and rate decreases throughout 2024, lower professional fees, and lower capitalized technology amortization expense. Expenses as a percent of total revenue decreased from 45.2% to 36.7% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations increased by $52.5 million to $87.3 million for the six months ended June 30, 2025 from income from operations of $34.8 million for the six months ended June 30, 2024. This increase was driven by higher total revenue, lower change in fair value of finance receivables, and lower expenses as a result of the reasons stated above.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities resulted in a loss of $54.9 million and a gain of $4.2 million for the six months ended June 30, 2025 and 2024, respectively. The changes are largely attributed to the changes in the share price of OppFi’s Class A Common Stock over the period.

Income from Equity Method Investment

On July 31, 2024, OppFi acquired 35% of the outstanding equity securities of Bitty. OppFi determined that it does not have a controlling financial interest in Bitty, but does exercise significant influence, and therefore the investment was accounted for under the equity method. OppFi’s proportionate share of Bitty’s earnings was $2.2 million for the six months ended June 30, 2025.

Other Income

Other income totaled $0.2 million for the six months ended June 30, 2025 and $0.2 million for the six months ended June 30, 2024. Other income for both periods was comprised of $0.2 million in income related to the Company subleasing one floor of its office space.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, income from equity method investment, and other income. Income before income taxes decreased by $4.4 million, or 11.2%, to $34.7 million for the six months ended June 30, 2025 from $39.1 million for the six months ended June 30, 2024 driven by the increase to the fair value of warrant liabilities outweighing the increase to income from operations.

Income Tax Expense

Income tax expense of $2.9 million for the six months ended June 30, 2025 increased by $1.6 million from $1.3 million for the six months ended June 30, 2024. The increase in income tax expense is attributed to the increase in OppFi’s effective tax rate largely due to OppFi’s increasing ownership in OppFi-LLC.

Net Income

Net income is the difference between income before income taxes and income tax expense. Net income decreased by $5.9 million to $31.9 million for the six months ended June 30, 2025 from net income of $37.8 million for the six months ended June 30, 2024 for the reasons stated above.

Net (Loss) Income Attributable to OppFi Inc.

Net loss attributable to OppFi Inc. was $32.2 million for the six months ended June 30, 2025, down from net income attributable to OppFi Inc. of $8.6 million for the six months ended June 30, 2024. As a result of the Company’s Up-C structure, the underlying income or expense components are generally the economic interest in OppFi-LLC’s income or loss, expenses related to its status as a public company, and the change in fair value of warrant liabilities. For the six months ended June 30, 2025, income from economic interest was $27.1 million, offset by loss from change in fair value of warrant liabilities of $54.9 million, income tax expense of $3.0 million, and general and administrative expense of $1.4 million, for net loss attributable to OppFi Inc. of $32.2 million. For the six months ended June 30, 2024, income from economic interest was $6.3 million and gain from change in fair value of warrant liabilities was $4.2 million, partially offset by income tax expense of $1.3 million and general and administrative expense of $0.6 million, for net income attributable to OppFi Inc. of $8.6 million.

Diluted (Loss) Earnings per Share

For the six months ended June 30, 2025, diluted loss per share available to common stockholders was the same as basic loss per share available to common stockholders as dilutive common shares are assumed to have not been issued if their effect is anti-dilutive. For the six months ended June 30, 2024, the Company’s outstanding shares of Class V Voting Stock were included in computing diluted earnings per share as the inclusion of theses shares had a dilutive effect under the if-converted method. Under the if-converted method, shares of the Company’s Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of the Company’s Class A Common Stock as of the beginning of the period.

CONDENSED BALANCE SHEETS

Comparison as of June 30, 2025 and December 31, 2024

The following table presents our condensed balance sheet as of June 30, 2025 and December 31, 2024 (in thousands). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	(Unaudited)		Change
	June 30, 2025	December 31, 2024	$	%
Assets
Cash and restricted cash	$78,265	$88,288	$(10,023)	(11.4)%
Finance receivables at fair value	491,488	473,696	17,792	3.8
Equity method investment	18,574	19,194	(620)	(3.2)
Other assets	85,048	59,993	25,055	41.8
Total assets	$673,375	$641,171	$32,204	5.0%
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$29,840	$33,290	$(3,450)	(10.4)%
Total debt	305,897	318,758	(12,861)	(4.0)
Warrant liabilities	70,019	15,108	54,911	363.5
Other liabilities	49,914	39,802	10,112	25.4
Total liabilities	455,670	406,958	48,712	12.0
Total stockholders’ equity	217,705	234,213	(16,508)	(7.0)
Total liabilities and stockholders’ equity	$673,375	$641,171	$32,204	5.0%

Total cash and restricted cash decreased by $10.0 million as of June 30, 2025 primarily driven by the timing of growth in finance receivables originated and acquired relative to finance receivables repaid, partially offset by growth in cash provided by operating activities. Finance receivables at fair value increased by $17.8 million as of June 30, 2025 mainly driven by strong originations growth. Equity method investment decreased by $0.6 million as of June 30, 2025 mainly due to cash distributions from Bitty. Other assets increased by $25.1 million as of June 30, 2025 mainly due to an increase in the deferred tax asset of $12.6 million, an increase in property, equipment, and software of $5.8 million, an increase in the settlement receivable of $2.0 million, and an increase in capitalized debt issuance costs of $1.6 million, partially offset by a decrease in the operating lease right of use asset of $0.9 million.

Accounts payable and accrued expenses decreased by $3.5 million as of June 30, 2025 driven by a decrease in accrued expenses of $5.3 million, partially offset by an increase in accounts payable of $1.9 million. Total debt decreased by $12.9 million as of June 30, 2025 driven primarily by the $29.9 million pay down of the remainder of the term loan, partially offset by an increase in the utilization of revolving lines of credit. Warrant liabilities increased by $54.9 million as of June 30, 2025 due to the increase in the valuation of the warrants correlated with the increase in the share price of OppFi’s Class A Common Stock. Other liabilities increased by $10.1 million as of June 30, 2025 driven by an increase in the tax receivable agreement liability of $11.0 million, partially offset by a decrease in the operating lease liability of $0.9 million. Total stockholders’ equity decreased by $16.5 million as of June 30, 2025 mainly driven by distributions to members of OppFi-LLC, payments to the members of OppFi-LLC pursuant to the Tax Receivable Agreement, and common stock dividends paid, partially offset by net income, stock-based compensation, and the deferred tax asset.

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

The following tables present reconciliations of non-GAAP financial measures for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the three months ended June 30, 2025 and 2024

(In thousands, except share and per share data)	Three Months Ended June 30,		Change
(Unaudited)	2025	2024	$	%
Net income	$11,480	$27,676	$(16,196)	(58.5)%
Income tax expense	1,224	914	310	33.9
Other income	(79)	(79)	—	—
Change in fair value of warrant liabilities	33,304	976	32,328	3310.8
Other adjustments, net(a)	5,542	2,932	2,610	89.0
Adjusted EBT	51,471	32,419	19,052	58.8
Less: pro forma taxes(b)	12,070	7,638	4,432	58.0
Adjusted net income	$39,401	$24,781	$14,620	59.0%

Adjusted earnings per share	$0.45	$0.29
Weighted average diluted shares outstanding	88,419,961	86,268,511

(a) For the three months ended June 30, 2025, other adjustments, net of $5.5 million included $5.1 million in expenses related to stock compensation, $0.3 million in expenses related to severance, and $0.2 million in expenses related to legal matters. For the three months ended June 30, 2024, other adjustments, net of $2.9 million included $2.1 million in expenses related to stock compensation, $0.5 million in expenses related to legal matters, $0.3 million in expenses related to severance, and $0.1 million in expenses related to corporate development. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.45% for the three months ended June 30, 2025 and 23.56% for the three months ended June 30, 2024, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Comparison of the six months ended June 30, 2025 and 2024

(In thousands, except share and per share data)	Six Months Ended June 30,		Change
(Unaudited)	2025	2024	$	%
Net income	$31,870	$37,807	$(5,937)	(15.7)%
Income tax expense	2,875	1,318	1,557	118.1
Other income	(159)	(159)	—	—
Change in fair value of warrant liabilities	54,911	(4,195)	59,106	1409.1
Other adjustments, net(a)	6,152	9,136	(2,984)	(32.7)
Adjusted EBT	95,649	43,907	51,742	117.8
Less: pro forma taxes(b)	22,430	10,345	12,085	116.8
Adjusted net income	$73,219	$33,562	$39,657	118.2%

Adjusted earnings per share	$0.83	$0.39
Weighted average diluted shares outstanding	88,208,125	86,148,477

(a) For the six months ended June 30, 2025, other adjustments, net of $6.2 million included $6.4 million in expenses related to stock compensation, $0.6 million in expenses related to severance, $0.5 million in expenses related to legal matters, and $0.2 million in expenses related to an adjustment to the Company’s outstanding lease obligations, partially offset by a $1.4 million addback related to the partial forgiveness of remaining expenses related to OppFi Card’s exit activities. For the six months ended June 30, 2024, other adjustments, net of $9.1 million included $3.1 million in expenses related to stock compensation, $2.9 million in expenses related to OppFi Card’s exit activities, $1.2 million in expenses related to legal matters, $1.1 million in expenses related to severance, and $0.9 million in expenses related to corporate development. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.45% for the six months ended June 30, 2025 and 23.56% for the six months ended June 30, 2024, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

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

The following tables present reconciliations of non-GAAP financial measures for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the three months ended June 30, 2025 and 2024

	Three Months Ended June 30,
(Unaudited)	2025	2024
Weighted average Class A common stock outstanding	26,610,330	19,675,934
Weighted average Class V voting stock outstanding	60,251,993	91,380,789
Elimination of earnouts at period end	—	(25,500,000)
Dilutive impact of restricted stock units	1,304,191	642,306
Dilutive impact of performance stock units	41,427	69,482
Dilutive impact of stock options	212,020	—
Weighted average diluted shares outstanding	88,419,961	86,268,511

(In thousands, except share and per share data)	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(Unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		88,419,961		86,268,511
Net income	$11,480	$0.13	$27,676	$0.32
Income tax expense	1,224	0.01	914	0.01
Other income	(79)	—	(79)	—
Change in fair value of warrant liabilities	33,304	0.38	976	0.01
Other adjustments, net(a)	5,542	0.06	2,932	0.03
Adjusted EBT	51,471	0.58	32,419	0.38
Less: pro forma taxes(b)	12,070	0.14	7,638	0.09
Adjusted net income	$39,401	$0.45	$24,781	$0.29

(a) For the three months ended June 30, 2025, other adjustments, net of $5.5 million included $5.1 million in expenses related to stock compensation, $0.3 million in expenses related to severance, and $0.2 million in expenses related to legal matters. For the three months ended June 30, 2024, other adjustments, net of $2.9 million included $2.1 million in expenses related to stock compensation, $0.5 million in expenses related to legal matters, $0.3 million in expenses related to severance, and $0.1 million in expenses related to corporate development. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.45% for the three months ended June 30, 2025 and 23.56% for the three months ended June 30, 2024, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Comparison of the six months ended June 30, 2025 and 2024

	Six Months Ended June 30,
(Unaudited)	2025	2024
Weighted average Class A common stock outstanding	25,158,196	19,440,680
Weighted average Class V voting stock outstanding	61,470,613	91,531,964
Elimination of earnouts at period end	—	(25,500,000)
Dilutive impact of restricted stock units	1,322,965	602,628
Dilutive impact of performance stock units	51,902	73,205
Dilutive impact of stock options	204,449	—
Weighted average diluted shares outstanding	88,208,125	86,148,477

(In thousands, except share and per share data)	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(Unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		88,208,125		86,148,477
Net income	$31,870	$0.36	$37,807	$0.44
Income tax expense	2,875	0.03	1,318	0.02
Other income	(159)	—	(159)	—
Change in fair value of warrant liabilities	54,911	0.62	(4,195)	(0.05)
Other adjustments, net(a)	6,152	0.07	9,136	0.11
Adjusted EBT	95,649	1.08	43,907	0.51
Less: pro forma taxes(b)	22,430	0.25	10,345	0.12
Adjusted net income	$73,219	$0.83	$33,562	$0.39

(a) For the six months ended June 30, 2025, other adjustments, net of $6.2 million included $6.4 million in expenses related to stock compensation, $0.6 million in expenses related to severance, $0.5 million in expenses related to legal matters, and $0.2 million in expenses related to an adjustment to the Company’s outstanding lease obligations, partially offset by a $1.4 million addback related to the partial forgiveness of remaining expenses related to OppFi Card’s exit activities. For the six months ended June 30, 2024, other adjustments, net of $9.1 million included $3.1 million in expenses related to stock compensation, $2.9 million in expenses related to OppFi Card’s exit activities, $1.2 million in expenses related to legal matters, $1.1 million in expenses related to severance, and $0.9 million in expenses related to corporate development. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.45% for the six months ended June 30, 2025 and 23.56% for the six months ended June 30, 2024, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over four years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Unrestricted cash	$45,227	$61,344
Undrawn debt	$219,103	$206,242

As of June 30, 2025, OppFi had $45.2 million in unrestricted cash, a decrease of $16.1 million from December 31, 2024. As of June 30, 2025, OppFi had an additional $219.1 million of unused debt capacity under its financing facilities for future availability, representing a 42% overall undrawn capacity, an increase from $206.2 million as of December 31, 2024. The increase in undrawn debt was driven primarily by using excess cash to pay down debt on our term loan and adding an additional $50 million in capacity to one of our revolving lines of credit. Including total financing commitments of $525.0 million and cash and restricted cash on the balance sheet of $78.3 million, OppFi had approximately $603.3 million in funding capacity as of June 30, 2025.

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

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2025 and 2024 (in thousands):

(In thousands, except % change)	Six Months Ended June 30,		Change
(Unaudited)	2025	2024	$	%
Net cash provided by operating activities	$179,357	$151,732	$27,625	18.2%
Net cash used in investing activities	(115,561)	(77,344)	(38,217)	49.4
Net cash used in financing activities	(73,819)	(67,494)	(6,325)	9.4
Net (decrease) increase in cash and restricted cash	$(10,023)	$6,894	$(16,917)	(245.4)%

Operating Activities

Net cash provided by operating activities was $179.4 million for the six months ended June 30, 2025. This was an increase of $27.6 million when compared to net cash provided by operating activities of $151.7 million for the six months ended June 30, 2024, mainly due to the increase in income from operations.

Investing Activities

Net cash used in investing activities was $115.6 million for the six months ended June 30, 2025. This was an increase of $38.2 million when compared to net cash used in investing activities of $77.3 million for the six months ended June 30, 2024, mainly due to higher finance receivables originated and acquired, capitalization of technology development expenses, and lower finance receivables repaid and recovered.

Financing Activities

Net cash used in financing activities was $73.8 million for the six months ended June 30, 2025. This was an increase of $6.3 million when compared to net cash used in financing activities of $67.5 million for the six months ended June 30, 2024, primarily due to an increase in distributions to members of OppFi-LLC and paying down the term loan, partially offset by increased utilization of revolving lines of credit.

FINANCING ARRANGEMENTS

Our corporate credit facilities consist of term loans and revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. For a detailed discussion on financing arrangements refer to Note 6 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following is a summary of OppFi’s outstanding borrowings as of June 30, 2025 and December 31, 2024, including borrowing capacity as of June 30, 2025 (in thousands):

		Borrowing
Purpose	Borrower(s)	Capacity	2025	2024	Interest Rate as of June 30, 2025					Maturity Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$—	$—	$84,500	SOFR	plus	6.75%			June 2026	(1)
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	62,500	46,875	62,500	SOFR	plus	7.75%			February 2029
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche D)	237,500	126,125	—	SOFR	plus	7.30%			February 2029
Revolving line of credit	Opportunity Funding SPE IX, LLC (Castlelake)	150,000	75,000	85,871	SOFR	plus	7.50%			December 2026
Revolving line of credit	Gray Rock SPV LLC	75,000	57,897	55,957	SOFR	plus	7.45%			October 2026
Total revolving lines of credit		525,000	305,897	288,828

Term loan, net	OppFi-LLC	—	—	29,930	SOFR	plus	0.11%	plus	10.00%	September 2025	(2)
Total senior debt, net		$525,000	$305,897	$318,758

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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 9, 2024, the Company announced that its Board of Directors had authorized a program to repurchase (“Repurchase Program”) up to $20.0 million in the aggregate of shares of Class A Common Stock. Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act, and other applicable legal requirements, including restrictions in the Company’s existing credit facilities. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule 10b5-1, which would permit Class A Common Stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of the repurchases will depend on market conditions and other requirements. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that the Company repurchases under the Repurchase Program, Opportunity Financial, LLC (“OppFi-LLC”), the Company’s direct subsidiary, will redeem one Class A common unit of OppFi-LLC held by the Company, decreasing the percentage ownership of OppFi-LLC by the Company and relatively increasing the ownership by the other Members. The Repurchase Program will expire in April 2027. There was no repurchase activity during the second quarter of 2025. As of June 30, 2025, $16.4 million of the repurchase authorization under the Repurchase Program remained available.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

On June 13, 2025, Mr. Theodore Schwartz, a member of the Company’s Board of Directors, adopted a trading arrangement for the sale of the Company’s Class A Common Stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan provides for the sale of up to 3,000,000 shares of Class A Common Stock pursuant to the terms of the Rule 10b5-1 Trading Plan beginning in September 2025 and ending in June 2026.

With the exception of Mr. Schwartz, during the quarter ended June 30, 2025, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption and termination of a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description
10.1*	OppFi Inc. Director Deferred Compensation Plan, dated June 9, 2025.

10.2*	Form of 2025 OppFi Inc. Employee Restricted Stock Unit Agreement.

10.3*	Form of 2025 OppFi Inc. Non-Employee Director Restricted Stock Unit Agreement.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2025	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)