Form 10-Q
period 2025-09-30
OppFi Inc.
filed 2025-11-06
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 4, 2025, there were 86,362,551 shares of common stock, including 27,664,310 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 58,698,241 shares of Class V common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding OppFi Inc.’s (collectively with its subsidiaries, the “Company”) financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “possible,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

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

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2025	2024
Assets
Cash(1)	$45,450	$61,344
Restricted cash(1)	29,743	26,944
Total cash and restricted cash	75,193	88,288
Finance receivables at fair value(1)	541,899	473,696
Settlement receivable(1)	—	2,036
Equity method investment	18,888	19,194
Debt issuance costs, net(1)	5,154	2,730
Property, equipment and software, net	23,495	13,676
Operating lease right-of-use assets	9,238	10,583
Deferred tax asset	32,244	21,340
Other assets(1)	14,504	9,628
Total assets	$720,615	$641,171
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable(1)	$3,104	$879
Accrued expenses(1)	30,466	32,411
Operating lease liabilities	11,912	13,294
Senior debt, net(1)	320,844	318,758
Warrant liabilities	38,331	15,108
Tax receivable agreement liability	38,704	26,508
Total liabilities	443,361	406,958
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 30,357,229 shares issued and 27,908,175 shares outstanding as of September 30, 2025 and 23,774,639 shares issued and 22,036,015 shares outstanding as of December 31, 2024)	3	2
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 58,698,241 and 64,189,434 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	6	7
Additional paid-in capital	112,574	93,903
Accumulated deficit	(49,795)	(55,127)
Treasury stock, at cost (2,449,054 and 1,738,624 shares as of September 30, 2025 and December 31, 2024, respectively)	(13,365)	(6,011)
Total OppFi Inc.’s stockholders’ equity	49,423	32,774
Noncontrolling interest	227,831	201,439
Total stockholders’ equity	277,254	234,213
Total liabilities and stockholders’ equity	$720,615	$641,171

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

	September 30,	December 31,
	2025	2024
Assets of consolidated VIEs, included in total assets above
Cash	$237	$235
Restricted cash	16,526	16,872
Total cash and restricted cash	16,763	17,107
Finance receivables at fair value	458,956	416,859
Settlement receivable	—	2,036
Debt issuance costs, net	5,154	2,730
Other assets	822	11
Total assets	$481,695	$438,743
Liabilities of consolidated VIEs, included in total liabilities above
Accrued expenses	$2,759	$3,191
Senior debt, net	320,844	288,828
Total liabilities	$323,603	$292,019

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Interest and loan related income	$153,706	$135,535	$433,968	$386,890
Other revenue	1,383	1,058	3,832	3,350
	155,089	136,593	437,800	390,240
Change in fair value of finance receivables	(50,532)	(45,425)	(142,187)	(149,546)
Provision for credit losses on finance receivables	—	(3)	—	(34)
Net revenue	104,557	91,165	295,613	240,660
Expenses:
Salaries and employee benefits	14,513	13,803	46,045	46,028
Direct marketing costs	14,514	13,570	36,692	35,890
Interest expense and amortized debt issuance costs	10,079	11,285	29,965	33,679
Professional fees	6,100	5,714	15,091	15,993
Technology costs	3,131	3,041	9,474	9,062
Payment processing fees	1,712	1,725	4,869	5,487
Depreciation and amortization	1,133	2,280	4,395	7,495
Occupancy	1,030	1,005	3,099	2,989
Exit costs, net	—	61	(1,449)	2,946
General, administrative and other	3,900	3,589	11,687	11,228
Total expenses	56,112	56,073	159,868	170,797
Income from operations	48,445	35,092	135,745	69,863
Other income (expense):
Change in fair value of warrant liabilities	31,688	(1,445)	(23,223)	2,750
Income from equity method investment	1,365	627	3,562	627
Other income	82	80	241	239
Income before income taxes	81,580	34,354	116,325	73,479
Income tax expense	5,647	2,297	8,522	3,615
Net income	75,933	32,057	107,803	69,864
Less: net income attributable to noncontrolling interest	34,298	27,793	98,320	56,997
Net income attributable to OppFi Inc.	$41,635	$4,264	$9,483	$12,867

Earnings per common share attributable to OppFi Inc.:
Earnings per common share:
Basic	$1.48	$0.21	$0.36	$0.65
Diluted	$0.77	$0.21	$0.36	$0.65
Weighted average common shares outstanding:
Basic	28,163,404	20,248,004	26,168,321	19,711,752
Diluted	88,236,591	20,248,004	26,168,321	20,460,396

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity
Balance, June 30, 2025	27,868,255	$3	59,199,542	$6	$110,884	$(91,531)	$(6,011)	$204,354	$217,705
Exchange of Class V shares	501,301	—	(501,301)	—	323	101	—	(424)	—
Issuance of common stock under equity incentive plan	287,052	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	48,376	—	—	—	332	—	—	—	332
Stock-based compensation	—	—	—	—	1,928	—	—	—	1,928
Tax withholding on vesting of restricted stock units	(86,379)	—	—	—	(1,150)	—	—	—	(1,150)
Purchase of treasury stock	(710,430)	—	—	—	—	—	(7,354)	—	(7,354)
Member distributions	—	—	—	—	—	—	—	(10,397)	(10,397)
Tax receivable agreement	—	—	—	—	(851)	—	—	—	(851)
Deferred tax asset	—	—	—	—	1,108	—	—	—	1,108
Net income	—	—	—	—	—	41,635	—	34,298	75,933
Balance, September 30, 2025	27,908,175	$3	58,698,241	$6	$112,574	$(49,795)	$(13,365)	$227,831	$277,254

Balance, June 30, 2024	19,600,819	$2	91,286,966	$9	$80,951	$(57,341)	$(4,993)	$183,061	$201,689
Exchange of Class V shares	1,028,860	—	(1,028,860)	—	9,538	2,439	—	(11,977)	—
Issuance of common stock under equity incentive plan	224,564	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	60,971	—	—	—	175	—	—	—	175
Issuance of Class V shares related to equity investment	—	—	734,851	—	2,836	—	—	—	2,836
Forfeiture of Class V shares related to forfeiture of earnout units	—	—	(25,500,000)	(2)	2	—	—	—	—
Stock-based compensation	—	—	—	—	1,086	—	—	—	1,086
Tax withholding on vesting of restricted stock units	(67,870)	—	—	—	(263)	—	—	—	(263)
Purchase of treasury stock	(264,995)	—	—	—	—	—	(1,018)	—	(1,018)
Member distributions	—	—	—	—	—	—	—	(13,459)	(13,459)
Tax receivable agreement	—	—	—	—	(163)	—	—	—	(163)
Deferred tax asset	—	—	—	—	(2,634)	—	—	—	(2,634)
Net income	—	—	—	—	—	4,264	—	27,793	32,057
Balance, September 30, 2024	20,582,349	$2	65,492,957	$7	$91,528	$(50,638)	$(6,011)	$185,418	$220,306

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited) - Continued
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity
Balance, December 31, 2024	22,036,015	$2	64,189,434	$7	$93,903	$(55,127)	$(6,011)	$201,439	$234,213
Exchange of Class V shares	5,491,193	1	(5,491,193)	(1)	11,405	2,263	—	(13,668)	—
Issuance of common stock under equity incentive plan	1,364,365	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	78,665	—	—	—	423	—	—	—	423
Stock-based compensation	—	—	—	—	8,280	—	—	—	8,280
Exercise of warrants	275	—	—	—	4	—	—	—	4
Exercise of stock options	400	—	—	—	1	—	—	—	1
Tax withholding on vesting of restricted stock units	(352,308)	—	—	—	(3,619)	—	—	—	(3,619)
Purchase of treasury stock	(710,430)	—	—	—	—	—	(7,354)	—	(7,354)
Common stock dividend ($0.25 per share)	—	—	—	—	—	(6,414)	—	—	(6,414)
Member distributions	—	—	—	—	—	—	—	(58,260)	(58,260)
Tax receivable agreement	—	—	—	—	(10,284)	—	—	—	(10,284)
Deferred tax asset	—	—	—	—	12,461	—	—	—	12,461
Net income	—	—	—	—	—	9,483	—	98,320	107,803
Balance, September 30, 2025	27,908,175	$3	58,698,241	$6	$112,574	$(49,795)	$(13,365)	$227,831	$277,254

Balance, December 31, 2023	18,850,860	$2	91,898,193	$9	$76,480	$(63,591)	$(2,460)	$183,589	$194,029
Exchange of Class V shares	1,640,087	—	(1,640,087)	—	10,658	2,460	—	(13,118)	—
Issuance of common stock under equity incentive plan	1,294,128	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	127,043	—	—	—	294	—	—	—	294
Issuance of Class V shares related to equity investment	—	—	734,851	—	2,836	—	—	—	2,836
Forfeiture of Class V shares related to forfeiture of earnout units	—	—	(25,500,000)	(2)	2	—	—	—	—
Stock-based compensation	—	—	—	—	4,182	—	—	—	4,182
Tax withholding on vesting of restricted stock units	(295,059)	—	—	—	(1,004)	—	—	—	(1,004)
Purchase of treasury stock	(1,034,710)	—	—	—	—	—	(3,551)	—	(3,551)
Common stock dividend ($0.12 per share)	—	—	—	—	—	(2,374)	—	—	(2,374)
Member distributions	—	—	—	—	—	—	—	(42,050)	(42,050)
Tax receivable agreement	—	—	—	—	(33)	—	—	—	(33)
Deferred tax asset	—	—	—	—	(1,887)	—	—	—	(1,887)
Net income	—	—	—	—	—	12,867	—	56,997	69,864
Balance, September 30, 2024	20,582,349	$2	65,492,957	$7	$91,528	$(50,638)	$(6,011)	$185,418	$220,306

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$107,803	$69,864
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	142,187	149,546
Provision for credit losses on finance receivables	—	34
Depreciation and amortization	4,395	7,495
Debt issuance cost amortization	2,557	1,759
Stock-based compensation expense	8,280	4,182
Loss on disposition of equipment	2	5
Impairment of right of use asset	155	—
Deferred income taxes	4,418	1,638
Tax receivable agreement liability adjustment	94	52
Change in fair value of warrant liabilities	23,223	(2,750)
Income from equity method investment	(3,562)	(627)
Distribution received from equity method investment	3,868	—
Changes in assets and liabilities:
Accrued interest and fees receivable	(6,187)	(1,544)
Settlement receivable	2,036	(3,208)
Operating lease, net	(192)	(114)
Other assets	(4,876)	(968)
Accounts payable	2,225	206
Accrued expenses	(1,945)	3,729
Net cash provided by operating activities	284,481	229,299
Cash flows from investing activities:
Finance receivables originated and acquired	(587,271)	(538,447)
Finance receivables repayments	383,068	392,376
Purchases of equipment and capitalized technology	(14,216)	(8,607)
Acquisition of equity method investment	—	(15,929)
Net cash used in investing activities	(218,419)	(170,607)
Cash flows from financing activities:
Member distributions	(58,260)	(42,050)
Borrowings of senior debt - revolving lines of credit	195,935	165,636
Payments of senior debt - revolving lines of credit	(163,919)	(163,082)
Payments of senior debt - term loan	(30,000)	(10,000)
Payments of note payable	—	(1,449)
Payments for debt issuance costs	(4,913)	(822)
Proceeds from employee stock purchase plan	423	294
Exercise of warrants	4	—
Exercise of stock options	1	—
Payments of tax withholding on vesting of restricted stock units	(3,619)	(1,004)
Payments on tax receivable agreement liability	(1,041)	—
Purchase of treasury stock	(7,354)	(3,551)
Dividend paid on common stock	(6,414)	(2,374)
Net cash used in financing activities	(79,157)	(58,402)
Net (decrease) increase in cash and restricted cash	(13,095)	290

Cash and restricted cash
Beginning	88,288	73,943
Ending	$75,193	$74,233

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$28,012	$32,185
Income taxes paid	$4,807	$461

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) - Continued
(in thousands)

Supplemental disclosure of noncash activities:
Adjustments to additional paid-in capital as a result of tax receivable agreement	$(10,284)	$(33)
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$12,461	$(1,887)
Issuance of Class V shares related to equity investment	$—	$2,836
Accrued transaction costs associated with equity investment, not yet paid	$—	$37
Forfeitures of Class V shares related to forfeiture of earnout units	$—	$2

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

OppFi is organized as a C corporation that owns an equity interest in Opportunity Financial, LLC (“OppFi-LLC”), a Delaware limited liability company, in what is commonly referred to as an “Up-C” structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries. OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of September 30, 2025 and December 31, 2024, OppFi owned approximately 32.2% and 25.6% of the OppFi Units, respectively, and controls OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC. All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the members of OppFi-LLC (“Members”). OppFi Shares, LLC (“OFS”), a Delaware limited liability company, holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

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

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2024 included in the 2024 Annual Report. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2025.

The accompanying unaudited consolidated financial statements include the accounts of OppFi and OppFi-LLC with its direct and indirect wholly owned subsidiaries and consolidated variable interest entities. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassification: Certain line items in the unaudited consolidated statements of cash flows for the nine months ended September 30, 2024, have been reclassified to conform to the comparative period presentation for the nine months ended September 30, 2025, specifically the presentation on the borrowings and payments of the Company’s senior debt - revolving lines of credit, which were previously presented on a net basis as net advance (payments) of senior debt - revolving lines of credit and are now presented on a gross basis as borrowings of senior debt - revolving lines of credit and payments of senior debt - revolving lines of credit. These reclassifications have no effect on net cash provided by (used in) financing activities or on total cash flows for the period presented.

Accounting policies: There have been no changes to the Company’s significant accounting policies from those described in Part II, Item 8 - Financial Statements and Supplementary Data in the 2024 Annual Report, except for its policy on settlement receivable, as described below.

Participation rights purchase obligations: As of September 30, 2025 and December 31, 2024, the unpaid principal balance of finance receivables outstanding for purchase was $8.4 million and $7.1 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Settlement receivable: In connection with the Company’s termination of its Revolving Credit Agreement, dated as of December 14, 2022 (as amended, the “Prior SPV IX Agreement”) effective on September 29, 2025, customer payments are no longer collected by the Company and then deposited into a commercial bank account held by UMB Bank, N.A.

Equity method investment: For the three and nine months ended September 30, 2025, amortization expense related to identifiable intangible assets of $0.2 million and $0.5 million, respectively, was included in income from equity method investment in the consolidated statements of operations.

Capitalized technology: The Company capitalized software development costs totaling $4.6 million and $3.4 million for the three months ended September 30, 2025 and 2024, respectively, and $12.9 million and $7.8 million for the nine months ended September 30, 2025 and 2024, respectively. The Company also capitalized interest associated with application development totaling $0.5 million and $1.2 million for the three and nine months ended September 30, 2025, respectively. Amortization expense, which is included in depreciation and amortization in the consolidated statements of operations, totaled $1.0 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, and $4.0 million and $7.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 67.8% and 74.4% of the economic ownership percentage of OppFi-LLC as of September 30, 2025 and December 31, 2024, respectively. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the consolidated statements of operations.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The purpose of ASU 2025-06 is to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

Note 2. Finance Receivables at Fair Value

The components of installment finance receivables at fair value as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	2025	2024
Unpaid principal balance of finance receivables - accrual	$443,054	$394,030
Unpaid principal balance of finance receivables - non-accrual	37,983	31,210
Unpaid principal balance of finance receivables	$481,037	$425,240

Finance receivables at fair value - accrual	$513,889	$452,438
Finance receivables at fair value - non-accrual	3,471	2,906
Finance receivables at fair value, excluding accrued interest and fees receivable	517,360	455,344
Accrued interest and fees receivable	24,539	18,352
Finance receivables at fair value	$541,899	$473,696

Difference between unpaid principal balance and fair value	$36,323	$30,104

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finance receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of September 30, 2025 and December 31, 2024, the aggregate unpaid principal balance of installment finance receivables 90 days or more past due on a contractual basis was $15.3 million and $14.4 million, respectively. As of September 30, 2025 and December 31, 2024, the fair value of installment finance receivables 90 days or more past due on a contractual basis was $1.4 million and $1.3 million, respectively.

Changes in the fair value of installment finance receivables at fair value for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at the beginning of the period	$491,488	$430,482	$473,696	$463,320
Originations	219,532	201,547	587,271	538,416
Repayments	(121,860)	(128,092)	(383,068)	(392,279)
Accrued interest and fees receivable	3,271	2,945	6,187	1,546
Charge-offs, net(1)	(54,385)	(46,826)	(148,406)	(148,885)
Net change in fair value(1)	3,853	1,401	6,219	(661)
Balance at the end of the period	$541,899	$461,457	$541,899	$461,457

(1) Included in “Change in fair value of finance receivables” in the consolidated statements of operations.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Property, Equipment and Software, Net

Property, equipment and software as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	2025	2024
Capitalized technology	$81,588	$67,515
Furniture, fixtures and equipment	4,566	4,432
Leasehold improvements	979	979
Total property, equipment and software	87,133	72,926
Less accumulated depreciation and amortization	(63,638)	(59,250)
Property, equipment and software, net	$23,495	$13,676

Note 4. Accrued Expenses

Accrued expenses as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	2025	2024
Accrual for services rendered and goods purchased	$12,872	$12,592
Accrued payroll and benefits	6,782	10,141
Amount due to bank partners	5,106	3,070
Accrued interest	1,914	2,519
Deferred lease revenue	1,697	212
Accrued exit costs	180	2,017
Other	1,915	1,860
Total	$30,466	$32,411

Note 5. Leases

On January 30, 2025, the Company entered into a new sublease agreement with a third-party sublessee to extend the sublease of one of its office facilities from August 2025 through August 2030. The new sublease agreement includes an option for the third-party sublessee to terminate the lease agreement. The Company is not reasonably certain that the third-party sublessee will terminate the lease agreement; as such, lease payments do not take into account this option. The Company’s new sublease agreement does not contain any material residual value guarantees or material restrictive covenants. Under the terms of the new sublease agreement, the third-party sublessee provides the Company with an irrevocable letter of credit in the amount of $0.1 million. The Company is entitled to draw on the letter of credit in the event of any default under the terms of the new sublease agreement. The Company expects to receive $1.7 million over the term of the new sublease agreement. Deferred lease revenue as of September 30, 2025 was $1.7 million which will be recognized over the remaining lease term of approximately over five years. The new sublease agreement did not relieve the Company of its primary obligation under its lease agreement. The sublease income to be earned was determined to be less than the costs associated with the primary lease held by the Company. As a result, the Company recorded additional impairment expense of $0.2 million on the lease commencement date to adjust its operating lease right-of-use asset, which was included in general, administrative and other in the consolidated statement of operations.

The components of total lease cost for three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$549	$559	$1,657	$1,741
Variable lease expense	431	399	1,294	1,168
Short-term lease cost	40	40	120	58
Sublease income	(82)	(80)	(241)	(239)
Total lease cost	$938	$918	$2,830	$2,728

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Supplemental cash flow information related to the leases for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$633	$403	$1,862	$1,657

The weighted average remaining lease term and discount rate as of September 30, 2025 and December 31, 2024 were as follows:

	2025	2024
Weighted average remaining lease term (in years)	5.0	5.8
Weighted average discount rate	5%	5%

Future minimum lease payments as of September 30, 2025 were as follows (in thousands):

Year	Amount
Remaining of 2025	$633
2026	2,557
2027	2,633
2028	2,712
2029	2,794
2030	2,144
Total lease payments	13,473
Less: imputed interest	(1,561)
Operating lease liabilities	$11,912

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Borrowing

The following was a summary of the Company’s outstanding borrowings as of September 30, 2025 and December 31, 2024, including borrowing capacity as of September 30, 2025 (in thousands):

Purpose	Borrower(s)	Borrowing Capacity	2025	2024	Interest Rate as of September 30, 2025					Maturity Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$—	$—	$84,500	SOFR	plus	6.75%			June 2026	(1)
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	62,500	46,875	62,500	SOFR	plus	7.75%			February 2029
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche D)	237,500	132,125	—	SOFR	plus	7.30%			February 2029
Revolving line of credit	Opportunity Funding SPE IX, LLC	—	—	85,871	SOFR	plus	7.50%			December 2026	(2)
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	79,000	—	SOFR	plus	6.00%			September 2029
Revolving line of credit	Gray Rock SPV LLC	75,000	62,844	55,957	SOFR	plus	7.45%			October 2026
Total revolving lines of credit		525,000	320,844	288,828

Term loan, net	OppFi-LLC	—	—	29,930	SOFR	plus	0.11%	plus	10%	September 2025	(3)
Total senior debt, net		$525,000	$320,844	$318,758

(1) Maturity date and interest rate as of December 31, 2024 and for subsequent period until the borrowing was paid in full in February 2025.
(2) Maturity date and interest rate as of December 31, 2024 and for subsequent period until the borrowing was paid in full in September 2025.
(3) Maturity date and interest rate as of December 31, 2024 and for subsequent period until the borrowing was paid in full in March 2025.

Senior debt, net:

Revolving line of credit - Opportunity Funding SPE V, LLC

On February 13, 2025, OppFi-LLC and Opportunity Funding SPE V, LLC, a direct wholly owned subsidiary of OppFi-LLC, entered into a Second Amended and Restated Revolving Credit Agreement (the “Second A&R Credit Agreement”), which amended that certain Amended and Restated Revolving Credit Agreement (the “A&R Credit Agreement”). The Second A&R Credit Agreement amended the A&R Credit Agreement to, among other things, increase the size of the facility under the A&R Credit Agreement from $250 million to $300 million and extend the maturity date to February 13, 2029. The $300 million of availability under the Second A&R Credit Agreement is comprised of $62.5 million under the existing Tranche C and $237.5 million under a new Tranche D. Borrowings under Tranche C bear interest at Term Secured Overnight Financing Rate (“SOFR”) plus 7.75% through December 31, 2025 and at Term SOFR plus 7.30% at January 1, 2026 and thereafter. Borrowings under Tranche D bear interest at Term SOFR plus 7.30%. The commitment period under both tranches is until February 13, 2028. A portion of the proceeds of the Second A&R Credit Agreement were used to repay in full the outstanding Tranche B loans under the A&R Credit Agreement.

Revolving line of credit - Opportunity Funding SPE IX, LLC

On September 29, 2025, OppFi-LLC and Opportunity Funding SPE IX, LLC, an indirect wholly owned subsidiary of OppFi-LLC, entered into a senior secured Revolving Credit Agreement (the “SPE IX Agreement”) with UMB Bank N.A., as administrative agent and collateral agent, Randolph Receivables 2 LLC, as a lender and as Castlelake Representative, and the lenders party thereto. The SPE IX Agreement provides for maximum borrowings of $150.0 million and a commitment period expiring on September 29, 2028. Borrowings bear interest at Term SOFR plus 6.00%. Interest is payable monthly. The maturity date is September 29, 2029. Borrowings are secured by the assets of Opportunity Funding SPE IX, LLC. The SPE IX Agreement is subject to a borrowing base and various financial covenants, including minimum tangible net worth, liquidity and maximum consolidated debt to tangible net worth.

On September 29, 2025, Opportunity Funding SPE IX, LLC used a portion of the proceeds of the SPE IX Agreement to repay the approximately $79.0 million in outstanding obligations under the Prior SPV IX Agreement. Subsequent to the repayment, Opportunity Funding SPE IX, LLC terminated the Prior SPV IX Agreement. Opportunity Funding SPE IX LLC did not incur any early termination penalties in connection with the termination of the Prior SPV IX Agreement.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Term loan, net

On March 4, 2025, OppFi-LLC paid in full the outstanding obligations under its senior secured multi-draw loan agreement with Midtown Madison Management LLC (“OppFi-LLC Midtown Term Loan Agreement”). Subsequent to the repayments, OppFi-LLC terminated the OppFi-LLC Midtown Term Loan Agreement.

Certain of the Company’s foregoing credit facilities that consist of revolving lines of credit are subject to provisions that provide for a cross-default in the event certain covenants under the relevant agreements are breached.

Total interest expense related to the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $9.2 million and $10.7 million for the three months ended September 30, 2025 and 2024, respectively, and was $27.4 million and $31.9 million for the nine months ended September 30, 2025 and 2024, respectively. Amortized debt issuance costs associated with the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, were $0..9 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and were $2.6 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, unamortized debt issuance costs associated with the Company’s senior debt totaled $5.2 million related to the revolving lines of credit. As of December 31, 2024, unamortized debt issuance costs associated with the Company’s senior debt totaled $2.8 million of which $2.7 million related to the revolving lines of credit and $0.1 million related to the term loan.

Note 7. Warrant Liabilities

As of September 30, 2025, there were 13,352,042 Public Warrants and 1,987,120 Private Placement Warrants outstanding. As of December 31, 2024, there were 13,352,317 Public Warrants and 1,987,120 Private Placement Warrants outstanding.

During the three months ended September 30, 2025, there were no exercises of Public Warrants. During the nine months ended September 30, 2025, 275 Public Warrants were exercised. The change in fair value of the Public Warrants and Private Placement Warrants decreased by $27.1 million and $4.6 million, respectively, for the three months ended September 30, 2025 and increased by $19.7 million and $3.5 million, respectively, for the nine months ended September 30, 2025. The change in fair value of the Public Warrants and Private Placement Warrants increased by $0.9 million and $0.5 million, respectively, for the three months ended September 30, 2024 and decreased by $2.2 million and $0.6 million, respectively, for the nine months ended September 30, 2024.

Note 8. Stockholders’ Equity

Share repurchase: On August 26, 2025, the Company announced that its Board of Director (“Board”) had authorized an increase to its existing share repurchase program (the “Repurchase Program”) to repurchase an additional $20 million of the Company’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), bringing the total authorization to $40 million.

During the three and nine months ended September 30, 2025, OppFi repurchased 710,430 shares of Class A Common Stock, for an aggregate purchase price of $7.4 million at an average purchase price per share of $10.33. During the three months ended September 30, 2024, OppFi repurchased 264,995 shares of Class A Common Stock, for an aggregate purchase price of $1.0 million at an average purchase price per share of $3.82. During the nine months ended September 30, 2024, the Company repurchased 1,034,710 shares of Class A Common Stock, for an aggregate purchase price of $3.6 million at an average purchase price per share of $3.41. As of September 30, 2025, $29.0 million of the repurchase authorization under the Repurchase Program remained available.

Dividend: On March 25, 2025, the Board declared a dividend of $0.25 per share to stockholders of record of OppFi’s Class A Common Stock as of the close of business on April 8, 2025.

Member distribution: On March 25, 2025, the Board approved a distribution of $0.25 per unit to holders of OppFi-LLC’s Class A common units as of the close of business on April 8, 2025.

Note 9. Stock-Based Compensation

On July 20, 2021, the Company established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of September 30, 2025, the maximum aggregate number of shares of Class A Common Stock that may be

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

issued under the Plan (including from outstanding awards) was 27,106,245 shares. As of September 30, 2025, the Company had only granted awards in the form of options, restricted stock units, and performance stock units.

Stock options: A summary of the Company’s stock option activity for the nine months ended September 30, 2025 was as follows:

(in thousands, except share and per share data)	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,842,192	$13.65	6.6	$1,065
Granted	—	—	—	—
Exercised	(400)	3.17	—	—
Forfeited	—	—	—	—
Outstanding as of September 30, 2025	1,841,792	$13.65	5.8	$2,654
Vested and exercisable as of September 30, 2025	1,796,379	$13.92	5.8	$2,288

The Company recognized stock-based compensation expense related to stock options of $50 thousand and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 the Company had unrecognized stock-based compensation of $0.1 million related to unvested stock options that is expected to be recognized over an estimated weighted-average period of approximately 0.6 years.

There were no stock options exercised during the three months ended September 30, 2025. Cash received from the exercise of a stock option during the nine months ended September 30, 2025 was $3 thousand. The total intrinsic value of the stock option exercised during the nine months ended September 30, 2025 was $2 thousand. There were no stock options exercised during the three and nine months ended September 30, 2024.

Restricted stock units: A summary of the Company’s restricted stock units (“RSUs”) activity for the nine months ended September 30, 2025 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2024	1,824,128	$3.15
Granted	1,547,204	9.65
Vested	(1,183,304)	5.57
Forfeited	(124,074)	3.84
Unvested as of September 30, 2025	2,063,954	$6.59

The Company recognized stock-based compensation related to RSUs of $1.8 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $7.8 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, total unrecognized compensation expense related to RSUs was $11.7 million, which will be recognized over a weighted-average vesting period of approximately 3.3 years.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Performance stock units: A summary of the Company’s performance stock units (“PSUs”) activity for the nine months ended September 30, 2025 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	76,556	$3.41
Granted	—	—
Vested	(46,912)	3.44
Forfeited	—	—
Unvested as of September 30, 2025	29,644	$3.37

The Company recognized stock-based compensation related to PSUs of $8 thousand and $26 thousand for the three months ended September 30, 2025 and 2024, respectively, and $42 thousand and $93 thousand for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, total unrecognized compensation expense related to PSUs was $9 thousand, which will be recognized over a weighted-average vesting period of approximately 0.6 years.

Employee stock purchase plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of September 30, 2025, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP was 1,892,787 and may consist of authorized but unissued or reacquired shares of Class A Common Stock.

As of September 30, 2025 and December 31, 2024, there were 439,957 and 361,292 shares of the Company’s Class A Common Stock purchased under the ESPP, respectively. As of September 30, 2025 and December 31, 2024, ESPP employee payroll contributions of $0.2 million and $0.1 million, respectively, are included within accrued expenses on the consolidated balance sheets. Payroll contributions accrued as of September 30, 2025 will be used to purchase shares at the end of the ESPP offering period ending on December 31, 2025. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. The Company recognized ESPP compensation expense of $49 thousand and $18 thousand for the three months ended September 30, 2025 and 2024, respectively, and $127 thousand and $64 thousand for the nine months ended September 30, 2025 and 2024, respectively.

Note 10. Income Taxes

For the three months ended September 30, 2025, OppFi recorded an income tax expense of $5.6 million and reported consolidated income before income taxes of $81.6 million, resulting in a 6.9% effective income tax rate. For the three months ended September 30, 2024, OppFi recorded an income tax expense of $2.3 million and reported consolidated income before income taxes of $34.4 million, resulting in a 6.7% effective income tax rate. For the nine months ended September 30, 2025, OppFi recorded an income tax expense of $8.5 million and reported consolidated income before income taxes of $116.3 million, resulting in a 7.3% effective income tax rate. For the nine months ended September 30, 2024, OppFi recorded an income tax expense of $3.6 million and reported consolidated income before income taxes of $73.5 million, resulting in a 4.9% effective income tax rate.

OppFi’s effective income tax rates for the three and nine months ended September 30, 2025 and 2024 differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, warrant liabilities, and discrete tax items. The warrant liabilities are recorded by OppFi and the fair value adjustment of the warrant liabilities is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate. For the three months ended September 30, 2025, one discrete item was recorded consisting of a $0.2 million benefit related to stock compensation, which decreased the effective tax rate by 0.2%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended September 30, 2025 would have been 7.1%. For the three months ended September 30, 2024, one discrete item was recorded consisting of a $0.1 million benefit related to stock compensation, which decreased the effective tax rate by 0.3%. Excluding the aforementioned discrete item, the effective rate for the three months ended September 30, 2024 would have been 7.0%. For the nine months ended September 30, 2025, one discrete item was recorded consisting of a $0.9 million benefit related to stock compensation, which decreased the effective tax rate by 0.7%. Excluding the aforementioned discrete item, the effective tax rate for the nine months ended September 30, 2025 would have been 8.0%. For the nine months ended September 30, 2024, two discrete items were recorded consisting of a $17 thousand expense related to a prior period adjustment based on FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and a $0.3 million benefit related to stock compensation, which in total decreased the effective tax rate by

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

0.4%. Excluding the aforementioned discrete items, the effective tax rate for the nine months ended September 30, 2024 would have been 5.3%.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of September 30, 2025 and 2024, OppFi owned 32.2% and 23.9%, respectively, of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

As of September 30, 2025 and December 31, 2024, OppFi recorded an unrecognized tax benefit of $0.1 million and $0.1 million, respectively, related to research and development credits allocated from OppFi-LLC. ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for the payment of interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA did not have a material impact on the Company’s income tax expense for the three and nine months ended September 30, 2025.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 11. Fair Value Measurements

Fair value on a nonrecurring basis: As of September 30, 2025 and December 31, 2024, the Company had no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

		Fair Value Measurements
	2025	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$517,360	$—	$—	$517,360

Financial liabilities:
Warrant liability - Public Warrants (2)	30,042	30,042	—	—
Warrant liability - Private Placement Warrants (3)	8,289	—	—	8,289

		Fair Value Measurements
	2024	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest and fees receivable (1)	$455,344	$—	$—	$455,344

Financial liabilities:
Warrant liability - Public Warrants (2)	10,342	10,342	—	—
Warrant liability - Private Placement Warrants (3)	4,766	—	—	4,766

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

During the three and nine months ended September 30, 2025 and 2024, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

The following table presents the significant assumptions used for the Company’s Private Placement Warrants as of September 30, 2025 and December 31, 2024:

	2025		2024
Input	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	3.70%	3.78%	4.17%	4.41%
Expected term (years)	0.8 years	5.8 years	1.6 years	6.6 years
Expected volatility	63.70%	62.00%	47.30%	47.30%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$2.61	$6.01	$0.91	$2.69

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2024	$2,311	$2,455	$4,766
Change in fair value	451	2,390	2,841
Fair value as of March 31, 2025	2,762	4,845	7,607
Change in fair value	2,536	2,729	5,265
Fair value as of June 30, 2025	5,298	7,574	12,872
Change in fair value	(2,493)	(2,090)	(4,583)
Fair value as of September 30, 2025	$2,805	$5,484	$8,289

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of September 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash	$45,450	$45,450	$—	$—
Restricted cash	29,743	29,743	—	—
Accrued interest and fees receivable	24,539	24,539	—	—

Financial liabilities:
Senior debt, net	320,844	—	—	320,844

		Fair Value Measurements
	2024	Level 1	Level 2	Level 3
Financial assets:
Cash	$61,344	$61,344	$—	$—
Restricted cash	26,944	26,944	—	—
Accrued interest and fees receivable	18,352	18,352	—	—
Settlement receivable	2,036	2,036	—	—

Financial liabilities:
Senior debt, net	318,758	—	—	318,758

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

The following table presents selected financial information for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$155,089	$136,593	$437,800	$390,239

Charge-offs, net	(54,385)	(46,826)	(148,406)	(148,885)
Net change in fair value	3,853	1,401	6,219	(661)
Change in fair value of finance receivables	(50,532)	(45,425)	(142,187)	(149,546)
Provision for credit losses on finance receivables	—	(3)	—	(34)
Net revenue	104,557	91,165	295,613	240,660
Expenses:
Salaries and employee benefits	14,513	13,803	46,045	46,028
Direct marketing costs	14,514	13,570	36,692	35,890
Interest expense and amortized debt issuance costs	10,079	11,285	29,965	33,679
Professional fees	6,100	5,714	15,091	15,993
Technology costs	3,131	3,041	9,474	9,062
Payment processing fees	1,712	1,725	4,869	5,487
Depreciation and amortization	1,133	2,280	4,395	7,495
Occupancy	1,030	1,005	3,099	2,989
Exit costs, net	—	61	(1,449)	2,946
General, administrative and other	3,900	3,589	11,687	11,228
Total expenses	56,112	56,073	159,868	170,797
Income from operations	48,445	35,092	135,745	69,863
Other income (expense):
Change in fair value of warrant liabilities	31,688	(1,445)	(23,223)	2,750
Income from equity method investment	1,365	627	3,562	627
Other income	82	80	241	239
Income before income taxes	81,580	34,354	116,325	73,479
Income tax expense	5,647	2,297	8,522	3,615
Net income	75,933	32,057	107,803	69,864
Less: net income attributable to noncontrolling interest	34,298	27,793	98,320	56,997
Net income attributable to OppFi Inc.	$41,635	$4,264	$9,483	$12,867

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

On March 7, 2022, the Company filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division (“Court”). The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. On April 8, 2022, the Defendant filed a cross-complaint against the Company attempting to enforce the CFL against the Company and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against the Company. On October 17, 2022, the Company filed a cross-complaint against the Defendant seeking declaratory relief for issuing an underground regulation to determine the “true lender” under the CFL without complying with California’s Administrative Procedures Act. On January 30, 2023, the Defendant filed a motion for a preliminary injunction seeking to enjoin the Company from providing services to FinWise in connection with loans made to California consumers to the extent that such loans are in excess of California’s interest rate caps. On September 26, 2023, the Court sustained the Defendant’s demurrer to the Company’s cross-complaint with leave to amend. On October 26, 2023, the Company filed its amended cross-complaint. On October 30, 2023, the Defendant’s motion for preliminary injunction was denied. On November 27, 2023, the Defendant filed her answer to the Company’s cross-complaint. On January 22, 2024, the Company’s Motion to Compel Further Discovery Responses from the DFPI was granted, and as such, the Company is currently in the process of obtaining additional information and documents. Both the DFPI and the Company are actively participating in discovery. On September 29, 2025, the Company filed a Motion for Summary Judgment against the DFPI. The Company intends to continue to aggressively prosecute the claims set forth in the Complaint and vigorously defend itself and its position as the matter proceeds through the court process. The Company believes that the Defendant’s position is without merit as explained in the Complaint.

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

Related party transactions: In connection with the Business Combination, OppFi entered into the Tax Receivable Agreement with the Members and the Members’ Representative (the “Tax Receivable Agreement”). The Tax Receivable Agreement provides for payment to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash. During the three months ended September 30, 2025, there were no payments to the Members pursuant to the Tax Receivable Agreement. During

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

the nine months ended September 30, 2025, OppFi made payments to the Members pursuant to the Tax Receivable Agreement totaling $1.0 million.

Note 14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of September 30, 2025, consumers living primarily in Texas, Virginia and Florida made up approximately 12%, 11% and 11%, respectively, of the Company’s portfolio of finance receivables. As of September 30, 2025, there were no other states that made up more than 10% or more of the Company’s portfolio of finance receivables. As of December 31, 2024, consumers living primarily in Texas, Florida and Virginia made up approximately 14%, 11%, and 11%, respectively, of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 15. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) and others, as defined in the plan document, who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $0.3 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and $1.0 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 16. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to OppFi Inc.	$41,635	$4,264	$9,483	$12,867
Net income available to Class A common stockholders - Basic	41,635	4,264	9,483	12,867
Net income attributable to noncontrolling interest	34,297	—	—	494
Income tax expense	(8,046)	—	—	(116)
Net income available to Class A common stockholders - Diluted	$67,886	$4,264	$9,483	$13,245
Denominator:
Weighted-average Class A common stock outstanding - Basic	28,163,404	20,248,004	26,168,321	19,711,752
Effect of dilutive securities:
Stock options	218,986	—	—	2,920
Restricted stock units	969,852	—	—	672,399
Performance stock units	31,906	—	—	73,325
Warrants	—	—	—	—
Employee stock purchase plan	—	—	—	—
Retained OppFi Units	58,852,443	—	—	—
Dilutive potential common shares	60,073,187	—	—	748,644
Weighted-average units outstanding - diluted	88,236,591	20,248,004	26,168,321	20,460,396
Earnings per common share:
Basic	$1.48	$0.21	$0.36	$0.65
Diluted	$0.77	$0.21	$0.36	$0.65

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Public Warrants	13,352,042	11,887,500	13,352,109	11,887,500
$11.50 Exercise Price Warrants	1,074,620	2,539,437	1,074,620	2,539,437
$15 Exercise Price Warrants	912,500	912,500	912,500	912,500
Stock Options	1,841,792	1,842,192	1,841,925	1,842,192
Restricted stock units	2,065,080	2,151,880	2,015,206	2,092,188
Performance stock units	29,644	89,559	40,012	102,561
Employee stock purchase plan units	6,294	—	8,386	—
Noncontrolling interest - OppFi Units	—	65,664,358	60,590,252	65,908,534
Potential common stock	19,281,972	85,087,426	79,835,010	85,284,912

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
OVERVIEW

We are a tech-enabled digital finance platform that partners with banks to offer financial products and services to everyday Americans. Through this transparent and responsible platform, which emphasizes financial inclusion and exceptional customer experience, we assist consumers who are underserved by traditional financing options in building improved financial health. OppLoans by OppFi maintains a 4.4/5.0 star rating on Trustpilot based on over 5,200 reviews, positioning us among the top consumer-rated financial platforms online. We also hold a 35% equity interest in Bitty Holdings, LLC (“Bitty”), a credit access company that provides revenue-based financing and other working capital solutions to small businesses.

Our primary mission is to facilitate financial inclusion and credit access to the 48 million everyday Americans who face credit insecurity through unwavering commitment to our customers, who benefit from a highly automated, transparent, efficient, and fully digital experience. The banks that work with us benefit from our turn-key, outsourced marketing, data science, and proprietary technology to digitally acquire, underwrite, and service these consumers.

Our primary products are offered by our OppLoans platform. Customers on this platform are U.S. consumers who are employed, have bank accounts, and generally earn median wages. The average installment loan for a new borrower facilitated by us is approximately $1,950, payable in installments and with an average contractual term of 11 months.

HIGHLIGHTS

Our financial results as of and for the three months ended September 30, 2025 are summarized below:
•Net income of $75.9 million for the three months ended September 30, 2025, an increase of $43.9 million from $32.1 million for the three months ended September 30, 2024;
•Basic and diluted earnings per common share of $1.48 and $0.77, respectively, for the three months ended September 30, 2025;
•Adjusted net income (“Adjusted Net Income”)(1) of $40.7 million for the three months ended September 30, 2025, an increase of $11.9 million from $28.8 million for the three months ended September 30, 2024;
•Adjusted earnings per share (“Adjusted EPS”)(1) of $0.46 for the three months ended September 30, 2025, an increase of $0.13 from $0.33 for the three months ended September 30, 2024;
•Total revenue increased 13.5% to $155.1 million from $136.6 million for the three months ended September 30, 2025 and 2024, respectively;
•Net originations increased 12.5% to $246.1 million from $218.8 million for the three months ended September 30, 2025 and 2024, respectively; and
•Ending receivables increased 16.3% to $481.0 million from $413.7 million as of September 30, 2025 and 2024, respectively.

(1) Adjusted EPS and Adjusted Net Income are not prepared in accordance with the United States Generally Accepted Accounting Principles (“GAAP”). For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see the section titled “Non-GAAP Financial Measures” below.

KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for our operations as of and for the three and nine months ended September 30, 2025 and 2024. Percentages presented are calculated from the underlying whole-dollar amounts.

Total Net Originations

We measure originations to assess the growth trajectory and overall size of our loan portfolio. There is a direct correlation between origination growth and revenue growth. Loans are considered to be originated when the prospective borrower’s application is approved. The vast majority of our originations ultimately disburse to a borrower, but disbursement timing lags that of originations.

The following table presents total net originations (defined as gross originations net of transferred balance on refinanced loans), total retained net originations (defined as the portion of total net originations with respect to which we ultimately purchased a receivable from our bank partners), and percentage of net originations by new loans for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Total net originations	$246,109	$218,801	$27,308	12.5%
Total retained net originations	$215,237	$198,441	$16,796	8.5%
Percentage of net originations by new loans	45.4%	46.8%	N/A	(2.9)%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Total net originations	$669,150	$587,846	$81,304	13.8%
Total retained net originations	$589,905	$540,296	$49,609	9.2%
Percentage of net originations by new loans	40.6%	44.7%	N/A	(9.2)%

Total net originations increased to $246.1 million and $669.2 million for the three and nine months ended September 30, 2025, respectively, from $218.8 million and $587.8 million for the three and nine months ended September 30, 2024, respectively. The 12.5% and 13.8% increases were a result of increased demand from both new and returning customers and improvements to our credit model allowing for higher average loan sizes. Total retained net originations increased to $215.2 million and $589.9 million for the three and nine months ended September 30, 2025, respectively, from $198.4 million and $540.3 million for the three and nine months ended September 30, 2024, respectively. The 8.5% and 9.2% increases were a result of the growth in total net originations, partially offset by the growth in the percentage of loans retained by our bank partners.

Total net originations of new loans as a percentage of total loans decreased to 45.4% and 40.6% for the three and nine months ended September 30, 2025, respectively, from 46.8% and 44.7% for the three and nine months ended September 30, 2024, respectively. The decreases were a result of originations growth from refinance and returning customers outweighing originations growth from new customers.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of September 30, 2025 and 2024 (in thousands):

	As of September 30,		Change
	2025	2024	$	%
Ending receivables	$481,037	$413,714	$67,323	16.3%

Ending receivables increased to $481.0 million as of September 30, 2025 from $413.7 million as of September 30, 2024. The 16.3% increase was primarily driven by a higher balance to start the year, higher retained net originations, and term extension initiatives in 2025.

Average Yield

Average yield represents total revenue from the period as a percent of average receivables and is presented as an annualized metric. Receivables are defined as the unpaid principal balances of loans. The following tables present average yield for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
	2025	2024	%
Average yield, annualized	133.2%	133.9%	(0.6)%

	Nine Months Ended September 30,		Change
	2025	2024	%
Average yield, annualized	134.3%	131.8%	1.9%

Average yield decreased to 133.2% for the three months ended September 30, 2025 and increased to 134.3% for the nine months ended September 30, 2025, respectively, from 133.9% and 131.8% for the three and nine months ended September 30, 2024, respectively. The 0.6% decrease for the three months ended September 30, 2025 was largely driven by elevated charge-offs from early summer vintages offsetting an increase in the average statutory rate due to the expansion of pricing initiatives implemented in the second half of 2024. The 1.9% increase for the nine months ended September 30, 2025 was largely driven by the previously mentioned increase in the average statutory rate.

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

The following tables present net charge-offs as a percentage of total revenue and as an annualized percentage of average receivables for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
	2025	2024	%
Net charge-offs as % of total revenue	35.1%	34.3%	2.3%
Net charge-offs as % of average receivables, annualized	46.7%	45.9%	1.7%

	Nine Months Ended September 30,		Change
	2025	2024	%
Net charge-offs as % of total revenue	33.9%	38.2%	(11.2)%
Net charge-offs as % of average receivables, annualized	45.5%	50.3%	(9.5)%

Net charge-offs as a percentage of total revenue increased to 35.1% for the three months ended September 30, 2025 and decreased to 33.9% for the nine months ended September 30, 2025, respectively, from 34.3% and 38.2% for the three and nine months ended September 30, 2024, respectively. The increase for the three months ended September 30, 2025 was mainly a result of elevated charge-offs from early summer vintages offsetting higher recoveries of previously charged-off loans. The decrease for the nine months ended September 30, 2025 was mainly a result of a higher yielding portfolio over the period for the reasons discussed above in “Average Yield”. Net charge-offs as a percentage of average receivables increased to 46.7% for the three months ended September 30, 2025 and decreased to 45.5% for the nine months ended September 30, 2025, respectively, from 45.9% and 50.3% for the three and nine months ended September 30, 2024, respectively. The increase for the three months ended September 30, 2025 was again mainly a result of elevated charge-offs from early summer vintages offsetting higher recoveries of previously charged-off loans. The decrease for the nine months ended September 30, 2025 was mainly a result of larger average receivables balances over the period.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan processor or underwriter (auto-approval) divided by the total number of loans approved. The following tables present auto-approval rates for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
	2025	2024	%
Auto-approval rate	79.1%	76.8%	3.0%

	Nine Months Ended September 30,		Change
	2025	2024	%
Auto-approval rate	79.2%	75.4%	5.0%

Auto-approval rate increased to 79.1% and 79.2% for the three and nine months ended September 30, 2025, respectively, from 76.8% and 75.4% for the three and nine months ended September 30, 2024, respectively. The increases were driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2025 and 2024
The following table presents our consolidated results of operations for the three months ended September 30, 2025 and 2024 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

(Unaudited)	2025	2024	$ Change	% Change
Revenue:
Interest and loan related income	$153,706	$135,535	$18,171	13.4%
Other revenue	1,383	1,058	325	30.7
	155,089	136,593	18,496	13.5
Change in fair value of finance receivables	(50,532)	(45,425)	(5,107)	11.2
Provision for credit losses on finance receivables	—	(3)	3	(100.0)
Net revenue	104,557	91,165	13,392	14.7
Expenses:(a)
Direct marketing costs	14,514	13,570	944	7.0
Salaries and employee benefits	14,513	13,803	710	5.1
Interest expense and amortized debt issuance costs	10,079	11,285	(1,206)	(10.7)
Professional fees	6,100	5,714	386	6.8
Technology costs	3,131	3,041	90	3.0
Payment processing fees	1,712	1,725	(13)	(0.8)
Depreciation and amortization	1,133	2,280	(1,147)	(50.3)
Occupancy	1,030	1,005	25	2.5
Exit costs, net	—	61	(61)	(100.0)
General, administrative and other	3,900	3,589	311	8.7
Total expenses	56,112	56,073	39	0.1
Income from operations	48,445	35,092	13,353	38.1
Other income (expense):
Change in fair value of warrant liabilities	31,688	(1,445)	33,133	2293.6
Income from equity method investment	1,365	627	738	117.7
Other income	82	80	2	2.5
Income before income taxes	81,580	34,354	47,226	137.5
Income tax expense	5,647	2,297	3,350	145.9
Net income	75,933	32,057	43,876	136.9
Less: net income attributable to noncontrolling interest	34,298	27,793	6,505	23.4
Net income attributable to OppFi Inc.	$41,635	$4,264	$37,371	876.5%

Earnings per common share attributable to OppFi Inc.:
Earnings per common share:
Basic	$1.48	$0.21
Diluted	$0.77	$0.21
Weighted average common shares outstanding:
Basic	28,163,404	20,248,004
Diluted	88,236,591	20,248,004

(a) Beginning with the quarter ended September 30, 2025, for all periods presented, we aligned our expense classifications as presented in the Consolidated Statements of Operations.

Total Revenue

Total revenue is calculated as the sum of interest and loan related income and other revenue. The majority of our revenue is earned from interest on finance receivables from outstanding loans. We also earn revenue from referral fees related primarily to our “Turn-Up” program, which represented 0.3% of total revenue for the three months ended September 30, 2025.

Total revenue increased by $18.5 million, or 13.5%, to $155.1 million for the three months ended September 30, 2025 from $136.6 million for the three months ended September 30, 2024. The increase was largely due to higher average receivables balances throughout the period.

Change in Fair Value of Finance Receivables

Change in fair value of finance receivables consists of gross charge-offs incurred in the period on the installment finance receivables, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $50.5 million for the three months ended September 30, 2025, which was comprised of $65.4 million of gross charge-offs, partially offset by $11.0 million of recoveries and a positive fair value adjustment of $3.9 million, up from $45.4 million for the three months ended September 30, 2024, which was comprised of $55.6 million of gross charge-offs, partially offset by $8.8 million of recoveries and a positive fair value adjustment of $1.4 million. The fair value adjustment for the three months ended September 30, 2025 had a positive impact due to the increase in receivables over the period combined with a slight increase to the fair value premium.

Net Revenue

Net revenue is equal to total revenue less the change in fair value of, and provision for credit losses on, finance receivables. Net revenue increased by $13.4 million, or 14.7%, to $104.6 million for the three months ended September 30, 2025 from $91.2 million for the three months ended September 30, 2024. This increase was due to the increase in total revenue, partially offset by the increase in change in fair value of finance receivables.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses increased by $39.0 thousand, or 0.1%, to $56.1 million for the three months ended September 30, 2025 from $56.1 million for the three months ended September 30, 2024. The increase in expenses was primarily driven by an increase in direct marketing costs resulting from the expansion of our direct mail channel and an increase in salaries and employee benefits, driven largely by stock-based compensation. The increase was partially offset by lower interest expense resulting from paying down debt and rate decreases starting in the fourth quarter of 2024 as well as lower capitalized technology amortization expense. Expenses as a percent of total revenue decreased from 41.1% to 36.2% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations increased by $13.4 million to $48.4 million for the three months ended September 30, 2025 from income from operations of $35.1 million for the three months ended September 30, 2024. This increase was driven by higher total revenue, partially offset by higher change in fair value of finance receivables and higher expenses, as a result of the reasons stated above.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities resulted in a gain of $31.7 million and a loss of $1.4 million for the three months ended September 30, 2025 and 2024, respectively. The changes are largely attributed to the changes in the share price of our Class A common stock, par value $0.0001 per share (“Class A Common Stock”), over the period.

Income from Equity Method Investment

On July 31, 2024, we acquired 35% of the outstanding equity securities of Bitty. We determined that we do not have a controlling financial interest in Bitty, but do exercise significant influence, and therefore the investment was accounted for under the equity method. Our proportionate share of Bitty’s earnings was $1.4 million for the three months ended September 30, 2025, an increase of $0.7 million from $0.6 million for the three months ended September 30, 2024.

Other Income

Other income totaled $0.1 million for the three months ended September 30, 2025 and $0.1 million for the three months ended September 30, 2024. Other income for both periods was comprised of $0.1 million in income attributed to the sublease of one of our office facilities.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, income from equity method investment, and other income. Income before income taxes increased by $47.2 million, or 137.5%, to $81.6 million for the three months ended September 30, 2025 from $34.4 million for the three months ended September 30, 2024 driven by the increases to income from operations, income from equity method investment, and the gain from the change in fair value of warrant liabilities for the reasons stated above.

Income Tax Expense

Income tax expense of $5.6 million for the three months ended September 30, 2025 increased by $3.4 million from $2.3 million for the three months ended September 30, 2024. The increase in income tax expense is attributed to both higher income before income taxes and the increase in our effective tax rate, largely due to OppFi Inc.’s increasing ownership in Opportunity Financial, LLC (“OppFi-LLC”).

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA did not have a material impact on our income tax expense for the three months ended September 30, 2025.

Net Income

Net income is the difference between income before income taxes and income tax expense. Net income increased by $43.9 million to $75.9 million for the three months ended September 30, 2025 from net income of $32.1 million for the three months ended September 30, 2024 for the reasons stated above.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $41.6 million for the three months ended September 30, 2025, up from net income attributable to OppFi Inc. of $4.3 million for the three months ended September 30, 2024. As a result of our Up-C structure, the underlying income or expense components are generally the economic interest in OppFi-LLC’s income or loss, expenses related to our status as a public company, and the change in fair value of warrant liabilities. For the three months ended September 30, 2025, income from economic interest was $16.4 million and the gain from change in fair value of warrant liabilities was $31.7 million, partially offset by income tax expense of $5.6 million and general and administrative expenses of $0.9 million, for net income attributable to OppFi Inc. of $41.6 million. For the three months ended September 30, 2024, income from economic interest was $8.7 million, partially offset by the loss on change in fair value of warrant liabilities of $1.4 million, income tax expense of $2.3 million, and general and administrative expenses of $0.7 million, for net income attributable to OppFi Inc. of $4.3 million.

Diluted Earnings per Share

For the three months ended September 30, 2025, our outstanding shares of Class V Voting Stock were included in computing the diluted earnings per share as the inclusion of these shares had a dilutive effect under the if-converted method. For the three months ended September 30, 2024, our outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share as the inclusion of these shares would have had an antidilutive effect under the if-converted method. Under the if-converted method, shares of our Class V Voting Stock are assumed to be exchanged, together with Class A common units of OppFi-LLC (“OppFi Units”), into shares of our Class A Common Stock as of the beginning of the period.

Comparison of the nine months ended September 30, 2025 and 2024
The following table presents our consolidated results of operations for the nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

(Unaudited)	2025	2024	$ Change	% Change
Revenue:
Interest and loan related income	$433,968	$386,890	$47,078	12.2%
Other revenue	3,832	3,350	482	14.4
	437,800	390,240	47,560	12.2
Change in fair value of finance receivables	(142,187)	(149,546)	7,359	(4.9)
Provision for credit losses on finance receivables	—	(34)	34	(100.0)
Net revenue	295,613	240,660	54,953	22.8
Expenses:(a)
Salaries and employee benefits	46,045	46,028	17	0.0
Direct marketing costs	36,692	35,890	802	2.2
Interest expense and amortized debt issuance costs	29,965	33,679	(3,714)	(11.0)
Professional fees	15,091	15,993	(902)	(5.6)
Technology costs	9,474	9,062	412	4.5
Payment processing fees	4,869	5,487	(618)	(11.3)
Depreciation and amortization	4,395	7,495	(3,100)	(41.4)
Occupancy	3,099	2,989	110	3.7
Exit costs, net	(1,449)	2,946	(4,395)	(149.2)
General, administrative and other	11,687	11,228	459	4.1
Total expenses	159,868	170,797	(10,929)	(6.4)
Income from operations	135,745	69,863	65,882	94.3
Other (expense) income:
Change in fair value of warrant liabilities	(23,223)	2,750	(25,973)	(944.5)
Income from equity method investment	3,562	627	2,935	468.1
Other income	241	239	2	0.8
Income before income taxes	116,325	73,479	42,846	58.3
Income tax expense	8,522	3,615	4,907	135.7
Net income	107,803	69,864	37,939	54.3
Less: net income attributable to noncontrolling interest	98,320	56,997	41,323	72.5
Net income attributable to OppFi Inc.	$9,483	$12,867	$(3,384)	(26.3)%

Earnings per common share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.36	$0.65
Diluted	$0.36	$0.65
Weighted average common shares outstanding:
Basic	26,168,321	19,711,752
Diluted	26,168,321	20,460,396

(a) Beginning with the quarter ended September 30, 2025, for all periods presented, we aligned our expense classifications as presented in the Consolidated Statements of Operations.

Total Revenue

Total revenue is calculated as the sum of interest and loan related income and other revenue. The majority of our revenue is earned from interest on finance receivables from outstanding loans. We also earn revenue from referral fees related primarily to our “Turn-Up” program, which represented 0.2% of total revenue for the nine months ended September 30, 2025.

Total revenue increased by $47.6 million, or 12.2%, to $437.8 million for the nine months ended September 30, 2025 from $390.2 million for the nine months ended September 30, 2024. The increase was due to higher average receivables balances throughout the period and a higher average statutory rate for the loans in the portfolio driving a higher yield on the balances.

Change in Fair Value of Finance Receivables

Change in fair value of finance receivables consists of gross charge-offs incurred in the period on the installment finance receivables, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $142.2 million for the nine months ended September 30, 2025, which was comprised of $180.8 million of gross charge-offs, partially offset by $32.4 million of recoveries and a positive fair value adjustment of $6.2 million, down from $149.5 million for the nine months ended September 30, 2024, which was comprised of $174.6 million of gross charge-offs and a negative fair value adjustment of $0.7 million, partially offset by $25.8 million of recoveries. The fair value adjustment for the nine months ended September 30, 2025 had a positive impact due to the increase in receivables over the period combined with a slight increase in the fair value premium.

Net Revenue

Net revenue is equal to total revenue less the change in fair value of, and provision for credit losses on, finance receivables. Net revenue increased by $55.0 million, or 22.8%, to $295.6 million for the nine months ended September 30, 2025 from $240.7 million for the nine months ended September 30, 2024. This increase was due to both the increase in total revenue and the decrease in change in fair value of finance receivables.

Expenses

Expenses includes costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses decreased by $10.9 million, or 6.4%, to $159.9 million for the nine months ended September 30, 2025 from $170.8 million for the nine months ended September 30, 2024. The decrease in expenses was primarily driven by lower interest expense resulting from paying down debt and rate decreases starting in the fourth quarter of 2024, lower professional fees, and lower capitalized technology amortization expense. The decrease was partially offset by higher direct marketing costs resulting from the expansion of our direct mail channel. Expenses as a percent of total revenue decreased from 43.8% to 36.5% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations increased by $65.9 million to $135.7 million for the nine months ended September 30, 2025 from income from operations of $69.9 million for the nine months ended September 30, 2024. This increase was driven by higher total revenue, lower change in fair value of finance receivables, and lower expenses as a result of the reasons stated above.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities resulted in a loss of $23.2 million and a gain of $2.7 million for the nine months ended September 30, 2025 and 2024, respectively. The changes are largely attributed to the changes in the share price of our Class A Common Stock over the period.

Income from Equity Method Investment

On July 31, 2024, we acquired 35% of the outstanding equity securities of Bitty. We determined that we do not have a controlling financial interest in Bitty, but do exercise significant influence, and therefore the investment was accounted for under the equity method. Our proportionate share of Bitty’s earnings was $3.6 million for the nine months ended September 30, 2025, an increase of $2.9 million from $0.6 million for the nine months ended September 30, 2024.

Other Income

Other income totaled $0.2 million for the nine months ended September 30, 2025 and $0.2 million for the nine months ended September 30, 2024. Other income for both periods was comprised of $0.2 million in income attributed to the sublease of one of our office facilities.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, income from equity method investment, and other income. Income before income taxes increased by $42.8 million, or 58.3%, to $116.3 million for the nine months ended September 30, 2025 from $73.5 million for the nine months ended September 30, 2024 driven by the increases to income from operations and income from equity method investment, partially offset by the loss from the change in fair value of warrant liabilities for the reasons stated above.

Income Tax Expense

Income tax expense of $8.5 million for the nine months ended September 30, 2025 increased by $4.9 million from $3.6 million for the nine months ended September 30, 2024. The increase in income tax expense is attributed to both higher income before income taxes and the increase in our effective tax rate, largely due to OppFi Inc.’s increasing ownership in OppFi-LLC.

The OBBBA did not have a material impact on our income tax expense for the nine months ended September 30, 2025.

Net Income

Net income is the difference between income before income taxes and income tax expense. Net income increased by $37.9 million to $107.8 million for the nine months ended September 30, 2025 from net income of $69.9 million for the nine months ended September 30, 2024 for the reasons stated above.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $9.5 million for the nine months ended September 30, 2025, down from net income attributable to OppFi Inc. of $12.9 million for the nine months ended September 30, 2024. As a result of our Up-C structure, the underlying income or expense components are generally the economic interest in OppFi-LLC’s income or loss, expenses related to our status as a public company, and the change in fair value of warrant liabilities. For the nine months ended September 30, 2025, income from economic interest was $43.6 million, offset by the loss from change in fair value of warrant liabilities of $23.2 million, income tax expense of $8.5 million, and general and administrative expense of $2.4 million, for net income attributable to OppFi Inc. of $9.5 million. For the nine months ended September 30, 2024, income from economic interest was $14.9 million and the gain from change in fair value of warrant liabilities was $2.7 million, partially offset by income tax expense of $3.6 million and general and administrative expense of $1.1 million, for net income attributable to OppFi Inc. of $12.9 million.

Diluted Earnings per Share

For the nine months ended September 30, 2025 and 2024, our outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share as the inclusion of these shares would have had an antidilutive effect under the if-converted method. Under the if-converted method, shares of our Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of our Class A Common Stock as of the beginning of the period.

CONDENSED BALANCE SHEETS

Comparison as of September 30, 2025 and December 31, 2024

The following table presents our condensed balance sheet as of September 30, 2025 and December 31, 2024 (in thousands). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	(Unaudited)		Change
	September 30, 2025	December 31, 2024	$	%
Assets
Cash and restricted cash	$75,193	$88,288	$(13,095)	(14.8)%
Finance receivables at fair value	541,899	473,696	68,203	14.4
Equity method investment	18,888	19,194	(306)	(1.6)
Other assets	84,635	59,993	24,642	41.1
Total assets	$720,615	$641,171	$79,444	12.4%
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$33,570	$33,290	$280	0.8%
Total debt	320,844	318,758	2,086	0.7
Warrant liabilities	38,331	15,108	23,223	153.7
Other liabilities	50,616	39,802	10,814	27.2
Total liabilities	443,361	406,958	36,403	8.9
Total stockholders’ equity	277,254	234,213	43,041	18.4
Total liabilities and stockholders’ equity	$720,615	$641,171	$79,444	12.4%

Total cash and restricted cash decreased by $13.1 million as of September 30, 2025 primarily driven by the timing of growth in finance receivables originated and acquired relative to finance receivables repaid, partially offset by growth in cash provided by operating activities. Finance receivables at fair value increased by $68.2 million as of September 30, 2025 mainly driven by originations growth and term extension initiatives in 2025. Equity method investment decreased by $0.3 million as of September 30, 2025 mainly due to cash distributions from Bitty. Other assets increased by $24.6 million as of September 30, 2025 mainly due to an increase in the deferred tax asset of $10.9 million, an increase in property, equipment, and software of $9.8 million, an increase in prepaid expenses of $2.7 million, and an increase in capitalized debt issuance costs of $2.4 million, partially offset by a decrease in the settlement receivable of $2.0 million and a decrease in the operating lease right of use asset of $1.3 million.

Accounts payable and accrued expenses increased by $0.3 million as of September 30, 2025 driven by an increase in accounts payable of $2.2 million, partially offset by a decrease in accrued expenses of $1.9 million. Total debt increased by $2.1 million as of September 30, 2025 driven primarily by an increase in the utilization of revolving lines of credit to fund receivables growth, partially offset by the $29.9 million pay down of the remainder of the term loan. Warrant liabilities increased by $23.2 million as of September 30, 2025 due to the increase in the valuation of the warrants correlated with the increase in the share price of our Class A Common Stock over the period. Other liabilities increased by $10.8 million as of September 30, 2025 driven by an increase in the tax receivable agreement liability of $12.2 million, partially offset by a decrease in the operating lease liability of $1.4 million. Total stockholders’ equity increased by $43.0 million as of September 30, 2025 mainly driven by net income, stock-based compensation, and the deferred tax asset, partially offset by distributions to members of OppFi-LLC, payments to the members of OppFi-LLC pursuant to the Tax Receivable Agreement, and common stock repurchases and dividends paid.

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

Adjusted EBT and Adjusted Net Income

Adjusted EBT is a non-GAAP measure defined as our GAAP net income adjusted to eliminate the effect of certain items as shown below, including income tax expense, other income, change in fair value of warrant liabilities, and other adjustments, net. Adjusted Net Income is a non-GAAP measure defined as our Adjusted EBT less pro forma taxes for comparison purposes. We believe that Adjusted EBT and Adjusted Net Income are important measures because they allow management, investors, and the Board to evaluate and compare our operating results from period-to-period by making the adjustments described below.

Adjusted EBT and Adjusted Net Income exclude certain expenses that are required in accordance with GAAP because they are non-recurring items (such as severance), non-cash expenditures (such as changes in the fair value of warrant liabilities and expenses related to stock compensation), or are not related to our underlying business performance. We believe these adjustments provide investors with a comparative view of expenses that we expect to incur on an ongoing basis.

The following tables present reconciliations of non-GAAP financial measures for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the three months ended September 30, 2025 and 2024

(In thousands, except share and per share data)	Three Months Ended September 30,		Change
(Unaudited)	2025	2024	$	%
Net income	$75,933	$32,057	$43,876	136.9%
Income tax expense	5,647	2,297	3,350	145.9
Other income	(82)	(80)	(2)	2.5
Change in fair value of warrant liabilities	(31,688)	1,445	(33,133)	(2293.6)
Other adjustments, net(a)	3,393	1,967	1,426	72.5
Adjusted EBT	53,203	37,686	15,517	41.2
Less: pro forma taxes(b)	12,476	8,878	3,598	40.5
Adjusted net income	$40,727	$28,808	$11,919	41.4%

Adjusted earnings per share	$0.46	$0.33
Weighted average diluted shares outstanding	88,236,591	86,806,628

(a) For the three months ended September 30, 2025, other adjustments, net of $3.4 million included $1.9 million in expenses related to stock compensation, $1.0 million in expenses related to corporate development, $0.4 million in expenses related to legal matters, and $0.1 million in expenses related to severance. For the three months ended September 30, 2024, other adjustments, net of $2.0 million included $1.1 million in expenses related to stock compensation, $0.9 million in expenses related to legal matters, and $0.1 million in expenses related to OppFi Card’s exit activities, partially offset by a $0.2 million addback related to corporate development. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.45% for the three months ended September 30, 2025 and 23.56% for the three months ended September 30, 2024, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Comparison of the nine months ended September 30, 2025 and 2024

(In thousands, except share and per share data)	Nine Months Ended September 30,		Change
(Unaudited)	2025	2024	$	%
Net income	$107,803	$69,864	$37,939	54.3%
Income tax expense	8,522	3,615	4,907	135.7
Other income	(241)	(239)	(2)	0.8
Change in fair value of warrant liabilities	23,223	(2,750)	25,973	944.5
Other adjustments, net(a)	9,544	11,103	(1,559)	(14.0)
Adjusted EBT	148,851	81,593	67,258	82.4
Less: pro forma taxes(b)	34,906	19,223	15,683	81.6
Adjusted net income	$113,945	$62,370	$51,575	82.7%

Adjusted earnings per share	$1.29	$0.72
Weighted average diluted shares outstanding	88,218,365	86,368,930

(a) For the nine months ended September 30, 2025, other adjustments, net of $9.5 million included $8.3 million in expenses related to stock compensation, $1.0 million in expenses related to corporate development, $0.9 million in expenses related to legal matters, $0.7 million in expenses related to severance, and $0.2 million in expenses related to an adjustment to our outstanding lease obligations, partially offset by a $1.4 million addback related to the partial forgiveness of remaining expenses related to OppFi Card’s exit activities. For the nine months ended September 30, 2024, other adjustments, net of $11.1 million included $4.2 million in expenses related to stock compensation, $2.9 million in expenses related to OppFi Card’s exit activities, $2.1 million in expenses related to legal matters, $1.2 million in expenses related to severance, and $0.7 million in expenses related to corporate development. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.45% for the nine months ended September 30, 2025 and 23.56% for the nine months ended September 30, 2024, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Adjusted Earnings Per Share

Adjusted EPS is defined as adjusted net income divided by weighted average diluted shares outstanding, which represents shares of both classes of common stock outstanding and includes the impact of dilutive securities, such as restricted stock units, performance stock units, and stock options. We believe that presenting Adjusted EPS is useful to investors and others because, due to our Up-C structure, Basic EPS calculated on a GAAP basis excludes a large percentage of our outstanding shares of common stock, which are Class V Voting Stock, and Diluted EPS calculated on a GAAP basis excludes dilutive securities, including Class V Voting Stock, restricted stock units, performance stock units, and stock options, in any periods in which their inclusion would have an antidilutive effect. Shares of our Class V Voting Stock may be exchanged, together with OppFi Units, into shares of our Class A Common Stock. Adjusted EPS therefore presents our Adjusted Net Income on a per share basis based on the shares of our common stock that would be issued but for, and can be issued as a result of, our Up-C structure.

The following tables present reconciliations of non-GAAP financial measures for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the three months ended September 30, 2025 and 2024

	Three Months Ended September 30,
(Unaudited)	2025	2024
Weighted average Class A common stock outstanding	28,163,404	20,248,004
Weighted average Class V voting stock outstanding	58,852,443	65,664,358
Dilutive impact of restricted stock units	969,852	811,941
Dilutive impact of performance stock units	31,906	73,564
Dilutive impact of stock options	218,986	8,761
Weighted average diluted shares outstanding	88,236,591	86,806,628

(In thousands, except share and per share data)	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(Unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		88,236,591		86,806,628
Net income	$75,933	$0.86	$32,057	$0.37
Income tax expense	5,647	0.06	2,297	0.03
Other income	(82)	—	(80)	—
Change in fair value of warrant liabilities	(31,688)	(0.36)	1,445	0.02
Other adjustments, net(a)	3,393	0.04	1,967	0.02
Adjusted EBT	53,203	0.60	37,686	0.43
Less: pro forma taxes(b)	12,476	0.14	8,878	0.10
Adjusted net income	$40,727	$0.46	$28,808	$0.33

(a) For the three months ended September 30, 2025, other adjustments, net of $3.4 million included $1.9 million in expenses related to stock compensation, $1.0 million in expenses related to corporate development, $0.4 million in expenses related to legal matters, and $0.1 million in expenses related to severance. For the three months ended September 30, 2024, other adjustments, net of $2.0 million included $1.1 million in expenses related to stock compensation, $0.9 million in expenses related to legal matters, and $0.1 million in expenses related to OppFi Card’s exit activities, partially offset by a $0.2 million addback related to corporate development. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.45% for the three months ended September 30, 2025 and 23.56% for the three months ended September 30, 2024, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
(Unaudited)	2025	2024
Weighted average Class A common stock outstanding	26,168,321	19,711,752
Weighted average Class V voting stock outstanding	60,590,252	65,908,534
Dilutive impact of restricted stock units	1,205,261	672,399
Dilutive impact of performance stock units	45,237	73,325
Dilutive impact of stock options	209,294	2,920
Weighted average diluted shares outstanding	88,218,365	86,368,930

(In thousands, except share and per share data)	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(Unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		88,218,365		86,368,930
Net income	$107,803	$1.22	$69,864	$0.81
Income tax expense	8,522	0.10	3,615	0.04
Other income	(241)	—	(239)	—
Change in fair value of warrant liabilities	23,223	0.26	(2,750)	(0.03)
Other adjustments, net(a)	9,544	0.11	11,103	0.13
Adjusted EBT	148,851	1.69	81,593	0.94
Less: pro forma taxes(b)	34,906	0.40	19,223	0.22
Adjusted net income	$113,945	$1.29	$62,370	$0.72

(a) For the nine months ended September 30, 2025, other adjustments, net of $9.5 million included $8.3 million in expenses related to stock compensation, $1.0 million in expenses related to corporate development, $0.9 million in expenses related to legal matters, $0.7 million in expenses related to severance, and $0.2 million in expenses related to an adjustment to our outstanding lease obligations, partially offset by a $1.4 million addback related to the partial forgiveness of remaining expenses related to OppFi Card’s exit activities. For the nine months ended September 30, 2024, other adjustments, net of $11.1 million included $4.2 million in expenses related to stock compensation, $2.9 million in expenses related to OppFi Card’s exit activities, $2.1 million in expenses related to legal matters, $1.2 million in expenses related to severance, and $0.7 million in expenses related to corporate development. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.45% for the nine months ended September 30, 2025 and 23.56% for the nine months ended September 30, 2024, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over four years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Unrestricted cash	$45,450	$61,344
Undrawn debt	$204,156	$206,242

As of September 30, 2025, we had $45.4 million in unrestricted cash, a decrease of $15.9 million from December 31, 2024. As of September 30, 2025, we had an additional $204.2 million of unused debt capacity under our financing facilities for future availability, representing a 39% overall undrawn capacity, a decrease from $206.2 million as of December 31, 2024. The decrease in undrawn debt was driven primarily by an increase in the utilization of revolving lines of credit to fund receivables growth. Including total financing commitments of $525.0 million and cash and restricted cash on the balance sheet of $75.2 million, we had approximately $600.2 million in funding capacity as of September 30, 2025.

We believe that our unrestricted cash, undrawn debt and funds from operating income will be sufficient to meet our liquidity needs, including repayment of the current portion of our debt as it becomes due, for at least the next 12 months from the date of this Quarterly Report. Our future capital requirements will depend on multiple factors, including our revenue growth, aggregate receivables balance, interest expense, working capital requirements, cash provided by and used in operating, investing and financing activities and capital expenditures.

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

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2025 and 2024 (in thousands):

(In thousands, except % change)	Nine Months Ended September 30,		Change
(Unaudited)	2025	2024	$	%
Net cash provided by operating activities	$284,481	$229,299	$55,182	24.1%
Net cash used in investing activities	(218,419)	(170,607)	(47,812)	28.0
Net cash used in financing activities	(79,157)	(58,402)	(20,755)	35.5
Net (decrease) increase in cash and restricted cash	$(13,095)	$290	$(13,385)	(4615.1)%

Operating Activities

Net cash provided by operating activities was $284.5 million for the nine months ended September 30, 2025. This was an increase of $55.2 million when compared to net cash provided by operating activities of $229.3 million for the nine months ended September 30, 2024, mainly due to the increase in net income.

Investing Activities

Net cash used in investing activities was $218.4 million for the nine months ended September 30, 2025. This was an increase of $47.8 million when compared to net cash used in investing activities of $170.6 million for the nine months ended September 30, 2024, mainly due to higher finance receivables originated and acquired, capitalization of technology development expenses, and lower finance receivables repaid and recovered, partially offset by the acquisition of equity method investment in 2024.

Financing Activities

Net cash used in financing activities was $79.2 million for the nine months ended September 30, 2025. This was an increase of $20.8 million when compared to net cash used in financing activities of $58.4 million for the nine months ended September 30, 2024, primarily due to an increase in distributions to members of OppFi-LLC, paying down the term loan, repurchases of and dividends paid on common stock, and payments for debt issuance costs, partially offset by increased utilization of revolving lines of credit.

FINANCING ARRANGEMENTS

Our corporate credit facilities consist of revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. For a detailed discussion on financing arrangements refer to Note 6 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following is a summary of our outstanding borrowings as of September 30, 2025 and December 31, 2024, including borrowing capacity as of September 30, 2025 (in thousands):

		Borrowing
Purpose	Borrower(s)	Capacity	2025	2024	Interest Rate as of September 30, 2025					Maturity Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$—	$—	$84,500	SOFR	plus	6.75%			June 2026	(1)
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	62,500	46,875	62,500	SOFR	plus	7.75%			February 2029
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche D)	237,500	132,125	—	SOFR	plus	7.30%			February 2029
Revolving line of credit	Opportunity Funding SPE IX, LLC	—	—	85,871	SOFR	plus	7.50%			December 2026	(2)
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	79,000	—	SOFR	plus	6.00%			September 2029
Revolving line of credit	Gray Rock SPV LLC	75,000	62,844	55,957	SOFR	plus	7.45%			October 2026
Total revolving lines of credit		525,000	320,844	288,828

Term loan, net	OppFi-LLC	—	—	29,930	SOFR	plus	0.11%	plus	10.00%	September 2025	(3)
Total senior debt, net		$525,000	$320,844	$318,758

(1) Maturity date and interest rate as of December 31, 2024 and for subsequent period until the borrowing was paid in full in February 2025.
(2) Maturity date and interest rate as of December 31, 2024 and for subsequent period until the borrowing was paid in full in September 2025.
(3) Maturity date and interest rate as of December 31, 2024 and for subsequent period until the borrowing was paid in full in March 2025.

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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 9, 2024, the Company announced that its Board of Directors (the “Board”) had authorized a program to repurchase (“Repurchase Program”) up to $20 million in the aggregate of shares of Class A Common Stock.

On August 26, 2025, the Company announced that its Board had authorized an increase to the Repurchase Program to repurchase an additional $20 million of Class A Common Stock, bringing the total authorization to $40 million.

Repurchases under the Repurchase Program may be made from time to time on the open market, through privately negotiated transactions, or via other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable securities laws and legal requirements, including restrictions in the Company’s existing credit facilities. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule 10b5-1, which would permit Class A Common Stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of repurchases will depend on market conditions, share price, trading volume, and other factors. The Repurchase Program does not obligate the Company to repurchase any specific dollar amount or number of shares, and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that the Company repurchases under the Repurchase Program, Opportunity Financial, LLC (“OppFi-LLC”), the Company’s direct subsidiary, will redeem one Class A common unit of OppFi-LLC held by the Company, decreasing the percentage of ownership of OppFi-LLC by the Company and relatively increasing the ownership by the other members. The Repurchase Program will expire in April 2027.

The table below shows information regarding our monthly repurchases of our Class A Common Stock during the third quarter of 2025.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1 - July 30, 2025	—	$—	—	$16,449,465
August 1 - August 31, 2025	390,063	10.23	390,063	32,449,480
September 1 - September 30, 2025	320,367	10.45	320,367	29,095,041
Total	710,430	$10.33	710,430	$29,095,041

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption and termination of a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Executive Deferred Compensation Plan
Effective October 28, 2025, the Board adopted the OppFi Inc. Executive Deferred Compensation Plan (the “DCP”). The DCP is intended to be an “unfunded” plan of deferred compensation payable out of the general assets of the Company and is intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”).

The DCP allows certain management employees to defer receipt of certain of their equity-based compensation beginning with equity compensation awards that are made to them in 2026. Under the DCP, eligible employees may make an irrevocable election to defer all or a portion of their annual equity compensation, in accordance with the terms and conditions of the plan.

Participants will be entitled to receive a distribution of vested benefits under the DCP based on the distribution option selected by the participant in his or her compensation deferral agreement, which may be either upon the participant’s separation from service or a selected anniversary thereof. The DCP contains additional distribution provisions in the event of a participant’s death or disability or upon a change of control of the Company.

The Company may, at any time, in its sole discretion, terminate, amend or modify the DCP, in whole or in part, except that no such termination, amendment or modification shall, without the participant’s consent, have any adverse effect on a participant’s right to any amounts deemed to be accrued and vested and any plan termination will be undertaken in a manner consistent with applicable tax laws.

The foregoing description of the DCP is not intended to be complete and is qualified in its entirety by reference to the full text of this document, which is filed as Exhibit 10.2 to this Quarterly Report.

ITEM 6.    EXHIBITS

Exhibit Number	Description
10.1*†
Revolving Credit Agreement, dated September 29, 2025, by and among Opportunity Financial, LLC, Opportunity Funding SPE IX, LLC, the other credit parties and guarantors thereto, UMB Bank, N.A., as administrative agent and collateral agent, Randolph Receivables 2 LLC, as Castlelake Representative, and the lenders party thereto.

10.2*	OppFi Inc. Executive Deferred Compensation Plan, dated October 28, 2025.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
† Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item (601)(b)(10).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2025	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)