Form 10-K
period 2025-12-31
OppFi Inc.
filed 2026-03-12
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of shares of voting and non-voting common equity of the registrant held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $366,512,860 based on a $13.99 closing price per share as reported on the New York Stock Exchange on such date.
As of March 10, 2026, there were 85,124,851 shares of common stock, including 26,436,610 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share, and 58,688,241 shares of Class V common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K includes references to portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (“Definitive Proxy Statement”). The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

OppFi Inc.

On July 20, 2021 (the “Closing Date”), OppFi Inc. (formerly FG New America Acquisition Corp., a Delaware corporation (“FGNA”)) completed the business combination of FGNA and Opportunity Financial, LLC, a Delaware limited liability company (together with its subsidiaries unless the context otherwise requires, “OppFi-LLC”), pursuant to a definitive agreement and business combination agreement, dated February 9, 2021 (the “Business Combination Agreement” and such transactions consummated thereby, the “Business Combination”). Unless the context otherwise requires, all references in this section to “OppFi” or the “Company” refer to OppFi-LLC prior to the consummation of the Business Combination, and to OppFi Inc. and its subsidiaries from and after the Business Combination.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report includes “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “possible,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to the impact of general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions, the impact of tariffs, and tightening of credit markets on our business; the impact of challenging macroeconomic and marketplace conditions; the impact of stimulus or other government programs; whether the Commissioner of the Department of Financial Protection and Innovation for the State of California will be successful on appeal or otherwise prevail in future proceedings against us or targeting our industry or business model; whether we will be subject to AB 539; whether our bank partners will continue to lend in California and whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California; our ability to scale and grow joint venture or other strategic or minority investments, such as the Bitty business; the impact that events involving financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults, or non-performance, may have on our business; risks related to any material weakness in our internal controls over financial reporting; our ability to grow and manage growth profitably and retain our key employees; risks related to new products; risks related to evaluating and potentially consummating acquisitions; concentration risk; risks related to our ability to comply with various covenants in our corporate and warehouse credit facilities; risks related to potential litigation; changes in applicable laws or regulations, including, but not limited to, impacts from the One Big Beautiful Bill Act; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; risks related to management transitions; and other risks contained in the section captioned “Risk Factors”. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     BUSINESS

Company Overview

OppFi is a tech-enabled, mission-driven specialty finance platform that broadens the reach of community banks to extend credit access to everyday Americans. Through transparency, responsible lending, financial inclusion, and an excellent customer experience, the Company supports consumers, who are turned away by mainstream options, to build better financial health. OppFi’s primary mission is to facilitate financial inclusion and credit access to the 48 million everyday Americans who face credit insecurity, through its products and an unwavering commitment to its customers. Unlike payday loans and similar credit products that typically do not provide transparency, fairness, and ability to repay guidelines, OppFi is dedicated to offering the best possible product and service through its platform. The average installment loan for a new borrower facilitated by OppFi with its OppLoans platform is approximately $1,950, payable in installments and with an average contractual term of 11 months. Payments are reported to the three major credit bureaus. OppFi’s dedication to borrowers is further evidenced by the OppFi TurnUp Program, which is described below and most importantly, by its strong customer satisfaction ratings.

OppFi’s platform provides one of the highest rated customer experiences in the industry and powers banks to offer credit products. Customers on OppFi’s platform benefit from a highly automated, transparent, efficient, and fully digital experience. The banks that work with OppFi benefit from its turn-key, outsourced marketing, data science, and proprietary technology to digitally acquire, underwrite and service these consumers. From inception through December 31, 2025, OppFi has facilitated more than $8.6 billion in gross loan issuance covering more than 4.7 million loans.

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

The OppFi platform is a mobile-optimized online application where eligible applicants, at their request, are able to opt into the OppFi TurnUp Program. This program helps these applicants find more affordable credit options by checking the market voluntarily on their behalf for sub-36.0% annual percentage rate, or APR, products offered by third-party lenders through other platforms. If any lower cost products are identified, OppFi displays the offers from the applicable lenders and consumers can choose to finish their application at the website of such lender. At that point, the applicant leaves OppFi’s website. If no alternative credit options are available with an APR of less than 36.0%, the application is processed through OppFi’s underwriting platform which utilizes machine learning, bank-approved, proprietary algorithms. This process is designed to allow for maximum value and benefit to be realized by all parties.

OppFi collects and calculates more than 500 attributes on loan applications for use in credit decisions. These attributes are based on data from credit bureaus, bank transactions and loan applications. Using this information, OppFi generates a proprietary score in combination with scores generated from third party providers. The proprietary score determines the exact loan terms to be offered to an applicant by the applicable bank partner.

OppFi’s platform offers consumers a streamlined application experience that is simple, easy and transparent. Approximately 93.7% of credit decisions on the OppFi platform were automated during the year ended December 31, 2025. Most applicants receive their funds either the same business day or the next business day after they are approved. Qualified customers who apply and are approved by 1:00 pm ET on a business day are eligible for funding on the same day their applications are approved.

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

In pursuit of its mission to provide financial inclusion to everyday Americans, OppFi focuses not only on facilitating access to credit but also offering education to build financial health through multiple platforms. OppFi collaborates with the mobile and web app Zogo to connect customers with over 1,100 personal finance lessons, from opening a bank account to saving for retirement. This gamified learning experience allows customers to redeem gift card rewards for completing short-

form, easily digestible modules. Further, OppFi’s internal financial education initiative, OppU, provides free, standards-aligned courses intended to teach financial literacy. With OppU, both customers and non-customers can learn what it takes to build credit as well as how to budget and manage their finances.

OppFi believes that it has achieved significant scale with the OppLoans product. As of December 31, 2025, OppFi had served more than 1.6 million unique customers since its inception. OppFi’s net promoter score (NPS) was 78 for the year ended December 31, 2025 and is reflective of its commitment to providing a best-in-class customer service experience. NPS is a score that measures the likelihood of users to recommend a company’s products or services to others, and ranges from a low of negative 100 to high of positive 100, and benchmark scores can vary significantly by industry. A score greater than zero represents a company having more promoters than detractors. OppFi maintained an A+ rating from the Better Business Bureau (BBB) and a 4.4/5.0 star rating with more than 5,400 Trustpilot reviews, as of December 31, 2025.

Corporate Structure

OppFi’s corporate structure following the closing of the Business Combination (the “Closing”) is commonly referred to as an “Up-C” structure whereby substantially all of the assets and the business of the Company are held by OppFi-LLC, and OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of December 31, 2025, OppFi owned approximately 31.7% of the OppFi Units and controls OppFi-LLC as its sole manager in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the members of OppFi-LLC (the “Members”). Each Retained OppFi Unit held by the Members may be exchanged, subject to certain conditions, for either one share of Class A Common Stock or, at the election of OppFi, in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the OppFi-LLC A&R LLCA (the “Exchange Rights”). OppFi Shares, LLC, a Delaware limited liability company (“OFS”), holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC. Each share of Class V Voting Stock entitles OFS to one vote per share at any annual or special meeting of the stockholders of OppFi, voting together with the holders of Class A Common Stock as a single class, but the shares of Class V Voting Stock do not entitle OFS to any economic rights in OppFi.

The following diagram illustrates the ownership structure of OppFi as of December 31, 2025.

Market Opportunity

Significant Percentage of U.S. Consumers Face Credit Insecurity, Have Non-Prime Credit, Lack Sufficient Savings, and Live Paycheck-to-Paycheck

Approximately 48 million everyday Americans are underbanked and currently lack traditional options, according to a 2023 study published by the Federal Deposit Insurance Corporation (the “FDIC”). This represents approximately 14.2% of U.S. households. More broadly, according to a report published by the Consumer Financial Protection Bureau (“CFPB”) in 2024, 42.9% of families in the US face difficulty paying bills or expenses, with 33% of total families facing said difficulties five or more times within a 12-month period. Similarly, 42.3% of households have less than one month of savings, with 21.7% of total households having less than two weeks of savings.

OppFi facilitates credit access to historically underserved consumers. Generally, these consumers are in need of fair, affordable, transparent and flexible credit products to cover everyday expenses and cash shortfalls, but banks and other credit providers are largely unwilling to service these consumers due to low FICO scores or similar factors. In a 2024 study published by the CFPB, 38.5% of credit applicants were turned down or did not receive as much credit as was applied for and 26.9% of consumers were discouraged completely from applying for credit with the worry that they would be turned down. Many top lenders use the FICO score among other quantifiable metrics and qualifying rules to determine a potential borrower’s creditworthiness, and these criteria often result in adverse selection—potentially overlooking consumers who are otherwise willing and able to repay while simultaneously accepting consumers who are not.

Banks and Other Credit Providers Have Been Slow to Adopt Digital Technology for Consumer Lending.

Banks and other credit providers, which have historically played a substantial role in consumer credit markets, have often been slow to adapt to digital adoption among consumers. There are approximately 4,400 FDIC insured institutions, many of which have legacy technology and lack sufficient mobile solutions in today’s digital era. Unlike larger institutions, smaller firms often lack many of the resources needed to fund and develop effective platform digitization. OppFi believes the performance of its platform through diverse macroeconomic cycles has given OppFi’s existing and prospective bank partners important data points to underpin their growing confidence in our solution.

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

Highlights

•Simple interest installment loans. With its OppLoans platform, OppFi facilitates the issuance of fair, transparent, digital finance products structured to rebuild financial health for the approximately 48 million everyday Americans who are underbanked and currently lack traditional options. Customers are provided with industry-leading features and protections, including: simple interest, installment loans with no balloon payments, no ancillary fees (neither origination, nor late, nor insufficient funds), and no prepayment penalties. In addition, OppFi reports payment history to the major credit bureaus.

•Easy, digital application and rapid approval. After the approximately five-minute application process submitted through OppFi’s fully digital platform, consumers typically receive quick credit decisions. Approximately 93.7% of all credit decisions were automated during the year ended December 31, 2025.

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

•OppFi TurnUp Program. After an application is submitted, the OppFi TurnUp Program helps eligible applicants find more affordable credit options by checking the market voluntarily on their behalf for sub-36.0% APR products offered by third-party lenders through other platforms. If any lower cost products are identified, OppFi displays the offers from the applicable lenders and consumers can choose to finish their application at another lender’s website. At that point, the applicant leaves OppFi’s website. If no alternative credit options are available with an APR of less than 36.0%, the application is processed through OppFi’s underwriting platform which utilizes machine learning, bank-approved, proprietary algorithms. This process is designed to allow for maximum value and benefit to be realized by all parties.

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

•Customer Advocates. OppFi’s Customer Advocate team combines customer service with collections. Customer Advocates serve customers by providing easy-to-understand information so that customers can make informed, financially responsible decisions. Customer Advocates are rewarded for both their outstanding customer service as well as their collections. OppFi’s standard operating procedures, outbound dialer/email/SMS solutions, and associated controls are designed to ensure compliance with unfair, deceptive or abusive acts or practice regulations, or UDAAPs; fair lending laws; the Telephone Consumer Protection Act, or TCPA; the federal Fair Debt Collection Practices Act, or FDCPA; and the Federal Controlling the Assault of Non-Solicited Pornography and Marketing, or CAN-SPAM, Act. The Customer Advocate team works with delinquent customers to quickly re-establish a positive payment history by providing flexible pathways out of delinquency for customers who are able to pay. Proactive outreach via email and text messages encourages delinquent customers to visit OppFi’s online portal or to call the Customer Advocate team to set up customized payment arrangements. These inbound calls are prioritized and routed to the appropriate team member based on delinquency status and customer request. When capacity exists, OppFi also outbound dials delinquent customers. The dialing strategy and pace prioritizes customers by delinquency ordered least to most delinquent while also maximizing Customer Advocate efficiency to ensure high service levels for inbound calls. After a customer is charged off, OppFi utilizes a mix of internal recoveries and third party collection companies to contact the customer via email, SMS, and outbound dialing to resolve the account. Charged-off customers, who are unable or unwilling to pay off their balance in full, are offered targeted settlements, based on outstanding balance amounts and duration of repayment. There are a variety of programs in place in order to prevent customers from entering delinquency at all, including:
•no prepayment penalties;
•borrower’s assistance program allowing customers to remain in good standing regardless of payment status and reduce accrued interest if they are affected by natural and/or man-made disasters, such as a pandemic;
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

Bank Partner Model

Bank partners use the OppFi platform to provide loan products to consumers where OppFi facilitates the process and the loan products are funded directly by the bank. OppFi exclusively utilized a bank partner model throughout the year ended December 31, 2025.

The bank partner model leverages OppFi’s marketing and servicing expertise and the banks’ broad national presence to facilitate credit access in 40 states, as of December 31, 2025. OppFi manages many aspects of the loan life cycle on behalf of its bank partners, including customer acquisition, underwriting and loan servicing. This relationship allows OppFi’s bank partners to leverage OppFi’s digital acquisition, machine learning underwriting and highly-rated customer service capabilities, which they would otherwise need to develop in-house. OppFi’s bank partners use their own capital to originate loans. OppFi’s bank partners are FinWise Bank (FinWise), First Electronic Bank (FEB), and Capital Community Bank (CCB) and began originating loans on the OppFi platform in January 2018, May 2020 and October 2020, respectively.

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
Technology, Engineering Talent and Product Architecture

Technology is essential to OppFi’s core operations. OppFi utilizes modern technology solutions including sophisticated analytics tools, machine learning models and cloud-based computing to offer a smooth and engaging digital experience on the front-end and a constantly evolving real time decisioning engine on the back-end. As part of its continued investment in technology, OppFi is developing and testing its next-generation loan origination platform, the Loan Origination Lending Application (“LOLA”), which is designed to provide a modern, scalable architecture capable of supporting rapidly advancing artificial intelligence tools across origination, servicing, and corporate operations. OppFi has begun testing LOLA and expects the platform to enhance funnel performance, increase automated approvals improve operational efficiency, better integrate core systems, and reduce cycle times over time, once deployed. In order to build, maintain and evolve these proprietary, innovative and secure products, OppFi commits substantial resources to identifying, employing, and retaining talented and mission-driven technology-focused professionals and engineers. OppFi believes that its platform architecture, including the ongoing development of LOLA, and the expertise of its technology team provide OppFi with a competitive edge over its more traditional credit competitors.

Proprietary, Data Driven Decisioning and Risk Models

OppFi’s underwriting platform takes a holistic approach to evaluating potential customers across traditional, nontraditional, banking history, and income/employment data to make individualized decisions on each credit application. The platform is powered by OppFi’s internally developed machine learning-based risk models, including Model 6, which is designed to better segment customers across risk profiles and support risk-based pricing. Rather than relying on traditional credit scores, OppFi’s models use proprietary scoring and analytics to assess the creditworthiness and tailor credit product solutions for each credit application. The platform considers numerous applicant attributes such as available bank balance trends, volatility of income, behavioral and repayment data and bank-approved fraud scores, and integrates this information this with real-time Instant Bank Verification response data to predict repayment ability. During 2025, OppFi further enhanced Model 6 through a Model 6.1 refit, which is designed to improve identification of higher-risk borrower populations while incrementally enhancing volume and pricing precision across risk segments. OppFi rolled out the Model 6.1 refit in the fourth quarter of 2025 and plans to fully implement it in the second half of 2026.
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

Integrated and Efficient Multi-Channel Marketing Approach

OppFi utilizes an integrated multi-channel marketing strategy to reach potential customers. For the year ended December 31, 2025, approximately 15.7% of new loans originated on the OppFi platform were generated by search engine optimization, email marketing, and customer referrals. In addition, approximately 80.6% of new loans originated on the OppFi platform were derived through key strategic partners who are compensated with a negotiated fixed unit price per loan funded or fixed percent of principal dollars funded. Approximately 3.7% of loans originated on the OppFi platform were sourced from direct mail marketing channels. OppFi has created unique capabilities to effectively identify and attract qualified customers, which supports its long-term growth objectives at target customer acquisition costs. Marketing costs from OppFi’s strategic partner channel are based on fixed price agreements, while marketing costs for direct mail and other direct channels can vary based on the number of customers that ultimately apply and obtain loans. OppFi’s mix of new and refinanced loans also impacts its average acquisition cost. OppFi believes this approach allows it to focus on higher quality, lower cost customer acquisition while maximizing reach and enhancing awareness of OppFi’s platform. OppFi continues to invest in new marketing channels, which it believes will provide OppFi with further competitive advantages and support its ongoing growth.
Commitment to Customer Service

OppFi is nationally recognized for its exceptional customer service. OppFi maintained a 4.4/5.0 star rating on Trustpilot with more than 5,400 reviews, making OppLoans one of the top consumer-rated financial platforms online, and an A+ rating from the Better Business Bureau (BBB), as of December 31, 2025. In addition, OppFi has a Net Promoter Score (NPS) of 78 for the year ended December 31, 2025. Financial education is also important, which is why OppFi launched its own online portal, OppU, and collaborates with Zogo to deliver financial education through multiple platforms. Customers and non-customers can use both platforms to learn about building credit and budgeting, as well as how to better manage finances. OppFi continuously works to improve customer satisfaction by evaluating information from website analytics, customer surveys and Customer Advocate feedback. OppFi’s teams receive training on a regular basis and are monitored for quality assurance. OppFi believes customers who wish to access credit again via its platform, or who refer a potential customer to OppFi, often do so because of OppFi’s dedication to customer service and industry-leading product features and protections.
OppFi’s Growth Strategy

OppFi anticipates leveraging organic and inorganic opportunities to achieve long-term profitable growth. By leveraging its deep knowledge of the credit market for everyday Americans, OppFi believes it has a significant runway to further scale and gain market share for its core OppLoans platform by executing on its multi-channel marketing strategy that utilizes partners, affiliates, email, direct mail, referral, and SEO. OppFi also seeks to evaluate and test new products or features that can increase its reach to the 48 million everyday Americans who are underbanked and currently lack traditional options. OppFi is evaluating corporate development opportunities to diversify its overall business by potentially acquiring businesses in adjacent categories, inclusive of new customer types and new products that fit OppFi’s mission. OppFi expects to accelerate profitable growth by driving core product volume, serving more non-prime consumers with strategic marketing and credit enhancements, and expanding into new customer and product types via acquisitions such as its strategic acquisition of an equity interest in Bitty Holdings, LLC (“Bitty”), a small business credit access company, in 2024.

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

Available Information
Our website address is www.oppfi.com. Our annual report on Form 10-K, annual proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available through the investor relations page of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our proxy statements and reports may also be obtained directly from the SEC’s Internet website at www.sec.gov. We also use the investor relations page of our website and our social media channels as tools to disclose important information about the Company and to comply with our disclosure obligations under Regulation Fair Disclosure. We encourage investors and others to review the information we make public on the investor relations page of our website and our social media channels, as such information could be deemed material information. Our website and our social media channels, and the information contained therein or connected thereto, are not incorporated into or deemed a part of this Annual Report on Form 10-K, and all website addresses in this report are intended to be inactive textual references only.
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
Several state and federal agencies have the ability to regulate aspects of OppFi’s business. For example, the CFPB has regulatory and enforcement authority over OppFi and the Federal Trade Commission has jurisdiction to investigate aspects of its business, including with respect to marketing practices. The Dodd-Frank Act, as well as many state statutes, provide a mechanism for the CFPB and state attorneys general to investigate OppFi. In addition, as a result of OppFi’s relationships with its current bank partners, OppFi is subject to oversight by federal banking agencies, including the FDIC. As a service provider to banks, we are subject to examination and enforcement authority of the prudential bank regulators that supervise our bank partners under the Bank Service Company Act. Further, OppFi is subject to inspections, examinations, supervision and regulation by applicable agencies in each state in which OppFi is licensed. Regulatory oversight of OppFi’s business may change over time. By way of example, in California the California Department of Financial Protection and Innovation (“DFPI”)

is considered a “mini-CFPB” agency, because it seeks to emulate the CFPB with respect to its enforcement and supervisory capabilities as well as require additional state registration for certain covered persons. OppFi expects that regulatory examinations by both federal and state agencies will continue, and there can be no assurance that the results of such examinations will not have a material adverse effect on OppFi.
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
Equal Credit Opportunity Act
The Equal Credit Opportunity Act, or ECOA, and Regulation B, which implements it, prohibits creditors from discriminating against credit applicants on the basis of race, color, sex, age (provided that the applicant has the capacity to enter into a binding contract), religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act or certain state laws. Regulation B, which implements ECOA, restricts creditors from requesting certain types of information from loan applicants or engaging in certain loan-related practices, and from using advertising or making statements that would discourage on a prohibited basis a reasonable person from making or pursuing an application. These requirements apply to bank partners for loans facilitated through OppFi’s platform as well as to OppFi as a service provider that assists in the process. OppFi abides by policies and procedures implemented by its bank partners to comply with ECOA’s provisions prohibiting discouragement and discrimination. ECOA also requires creditors to provide applicants with timely notices of adverse action taken on credit applications, including disclosing to applicants who have been declined their rights and the reason for their having been declined. On behalf of its bank partners, OppFi provides prospective borrowers who apply for a loan through its platform but are denied credit with an adverse action notice in compliance with applicable requirements.
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
Federal Trade Commission Act
Under Section 5 of the Federal Trade Commission Act, OppFi and its bank partners are prohibited from engaging in unfair and deceptive acts and practices. The FTC is an active regulator in enforcing this prohibition, and in recent years the FTC has been focused on practices of nonbank financial institutions. For instance, in April 2019, the FTC announced a settlement with another online platform in connection with claims concerning alleged unfair or deceptive practices regarding methods for making payments, crediting payments, paying off loans in full, and taking unauthorized payments, and alleged violations of the Telemarketing Sales Rule, and the Electronic Fund Transfer Act relating to the methods consumers could use to make loan payments.
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
Servicemembers Civil Relief Act
Under the Servicemembers Civil Relief Act, or SCRA, there are limits on interest rates chargeable to military personnel and civil judicial proceedings against them, and there are limitations on the ability to collect on a loan to servicemembers on active duty originated prior to the servicemember entering active duty status and, in certain cases, for a period of time thereafter. The SCRA allows military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties. The SCRA requires OppFi to adjust the interest rate charged on loans to borrowers who qualify for and request relief. If a borrower with an outstanding loan qualifies for SCRA protection the interest rate on their loan (including most fees) will be reduced to 6.0% for the duration of the borrower’s active duty. During this period, any interest holder in the loan will not receive the difference between 6.0% and the loan’s original interest rate. In compliance with SCRA, OppFi requires the borrower to send it a written request and a copy of the borrower’s mobilization orders to obtain an interest rate reduction on a loan due to military service. Other protections offered to servicemembers under the SCRA, including protections related to the collection of loans, do not require the servicemember to take any particular action, such as submitting military orders, to claim benefits.
Military Lending Act
Under the Military Lending Act, certain members of the armed forces serving on active duty and their dependents must be identified and be provided with certain protections when becoming obligated on a consumer credit transaction. These protections include: a limit on the Military Annual Percentage Rate of 36.0%, certain required disclosures before origination, a prohibition on charging prepayment penalties and a prohibition on arbitration agreements and certain other loan agreement terms. As part of the services OppFi provides, OppFi ensures compliance with the requirements of the Military Lending Act, where applicable.
Bank Secrecy Act, USA PATRIOT Act, and U.S. Sanctions Laws
Under the Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, or USA PATRIOT ACT, and certain U.S. sanctions laws, OppFi’s bank partners are required to maintain anti-money laundering (“AML”), customer due diligence and record-keeping policies and procedures, which OppFi performs on behalf of its bank partners, and to avoid doing business with sanctioned persons or entities or engaging in types of sanctioned activity in certain jurisdictions. OppFi has implemented an AML program designed to prevent its platform from being used to facilitate money laundering, terrorist financing, and other illicit activity, and from conducting business in countries, or with persons or entities, included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (“OFAC”) and equivalent foreign authorities. OppFi’s AML compliance program includes policies, procedures, reporting protocols, and internal controls, including the designation of an AML compliance officer, and is designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing. With respect to new borrowers, OppFi applies the customer identification and verification program rules and screen names against the list of specially designated nationals maintained by OFAC.
Bankruptcy Code
Under the Bankruptcy Code, OppFi is in certain circumstances prohibited by the automatic stay, reorganization plan and discharge provisions, among others, in seeking enforcement of debts against parties who have filed for bankruptcy protection. OppFi’s policies are designed to support compliance with the Bankruptcy Code as OppFi services and collects loans.
Small Dollar Loan Rule
In 2017, the CFPB issued a rule regulating small dollar loans which applies to lenders (such as our bank partners) making covered loans, defined as: (i) consumer loans with a term of 45 days or less; (ii) longer-term consumer balloon payment loans; and (iii) consumer loans that exceed 45 days in term with a “cost of credit” that exceeds 36.0% APR in which the lender obtains a leveraged payment mechanism (i.e., the lender has the right to transfer money from a consumer’s account). As proposed, the rule (a) included fairly significant requirements for lenders to undertake specific underwriting processes referred to as ability-to-pay determinations before making a loan; (b) made it an unfair and abusive practice for a lender to make a third attempt to withdraw payment from a consumer’s account in connection with loans that have terms of 45 days or less where two consecutive attempts to withdraw payments from the account failed due to a lack of sufficient funds, unless the lender obtains new and specific authorization from the consumer; and (c) required lenders to provide consumers with written notice before making their first attempt to withdraw payment from a borrower’s account and before subsequent attempts that involve different dates, amounts, or payment channels.
The CFPB rescinded portions of the rule requiring an ability-to-pay determination in 2020. In October 2022, the Fifth Circuit Court of Appeals issued its opinion in Community Financial Services Association of America, et al. v. CFPB (CFSA v. CFPB) invalidating the CFPB’s Payday, Vehicle-Title, and Certain High-Cost Installment Loans rule (Small-Dollar Rule). The three-member panel decision called into question the future viability of the CFPB by declaring unconstitutional the regulator’s funding mechanism. The CFPB appealed the case to the United States Supreme Court, which heard oral arguments in October 2023. The United States Supreme Court ruled in May 2024 that the funding mechanism of the CFPB was constitutional and the court remanded the case to the Fifth Circuit. The Fifth Circuit Court of Appeals then denied a request by the CFSA to hold a rehearing and clarified that the rule would go into effect on March 30, 2025. The rule went into effect on March 30, 2025 but the CFPB announced on March 28, 2025 that it would not prioritize enforcement or supervisory actions regarding the payment withdrawal and disclosure provisions of the Small-Dollar Rule. The ability-to-pay requirements rescinded in 2020 remain rescinded.
It is possible the rule, when and if actually enforced, could impact OppFi’s business or require it to obtain additional borrower consents or make additional disclosures on behalf of its bank partners. Also, if the ability-to-pay determination is re-inserted by the CFPB, OppFi could be required to take additional actions in connection with loan transactions made on behalf of its bank partners.
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
As noted in the “We are subject to or facilitate compliance with a variety of federal, state, and local laws, including those related to consumer protection, privacy and loan financings, and if we fail to comply with such laws, our business could be adversely affected” risk factor, certain states have or are considering opting out of the Depository Institutions Deregulation and Monetary Control Act of 1980 with the intended effect of preventing state-charted banks, such as OppFi’s bank partners, from exporting interest rates and fees from their home state to the respective state and subjecting loans made by such banks to the respective state’s usury law. If a loan made through OppFi’s platform by a bank partner were deemed for any reason to be subject to the usury laws of a state or U.S. territory where a borrower is located rather than the bank partner’s home state, OppFi, its bank partners, or subsequent holders of such loans could become subject to fines, penalties and possible forfeiture of amounts charged to borrowers, and be required to adjust the terms of loans to borrowers in such states on a forward-going basis, including loans that have already been originated. Moreover, OppFi could decide not to permit bank partners to originate loans in that jurisdiction through its platform or its bank partners or loan investors could choose not to continue doing business with OppFi in such jurisdiction or more broadly, all of which could adversely impact OppFi’s growth.
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

Employees and Human Capital
OppFi has built a special company culture. Building a great place to work for the best talent was a priority for OppFi from day one. It is no accident that OppFi has received numerous best places to work awards.
As the focal point of its human capital strategy, OppFi attracts and recruits exceptionally talented, experienced and motivated employees. OppFi’s management team is a group of individuals that represent a variety of backgrounds and experiences. This group provides the organization with the leadership traits and ability to execute on OppFi’s goals in a coordinated manner, focusing on OppFi’s overall success.
As of December 31, 2025, OppFi had approximately 410 full-time employees. OppFi also engages contractors and consultants as needed to support its operations. None of OppFi’s employees are represented by a labor union or subject to a collective bargaining agreement. OppFi has not experienced any work stoppages and considers its relations with its employees to be good.
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
•    we are a growing company with a relatively limited history operating at our current scale, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects;
•    our revenue growth rate and origination volumes may fluctuate or decline and financial performance in recent periods may not be indicative of future performance and such growth may slow over time;
•    we may be unable to maintain or increase our profitability, operating leverage or unit economics;
•    if we are unable to continue to improve our machine learning models or if these models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations could be adversely affected;
•    our business is highly dependent on our existing bank partners and any disruption to these or new bank partner relationships could adversely affect our business, financial condition and results of operations;
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

•    our models have not yet been extensively tested during a full and prolonged down-cycle economic environment. If our models do not accurately reflect a borrower’s credit risk in such conditions, the performance of loans facilitated on our platform may be worse than anticipated;
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
•    if we are unable to maintain diverse and robust sources of capital to fund our purchase of participation rights in the economic interests of loans originated by our bank partners on our platform, then our growth prospects, business, financial condition and results of operations could be adversely affected;
•    we rely on borrowings under our warehouse credit facilities to fund certain aspects of our operations, and any inability to meet our obligations as they come due or to comply with various covenants in such facilities could harm our business;
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
•    we have entered into, and may in the future enter into, joint venture or other strategy or minority investments that could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners, and other uncertainties outside of our control;
•    if loans originated by our bank partners and facilitated by our platform are found to violate the laws of one or more states, whether at origination or after sale of participation interests by the originating bank partner, such loans may be unenforceable or otherwise impaired, and we or other program participants may be subject to, among other things, fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business, financial condition and results of operations;
•    if the DFPI is successful on appeal or otherwise prevails in future proceedings against us or targeting our industry or business model, our bank partners’ ability to originate loans on our platform in California could suffer, which could have a material adverse effect on our business, results of operations and financial condition;
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
Risks Related to Our Business and Industry

We are a growing company with a relatively limited history operating at our current scale, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our future prospects.
We were founded in 2012 and have experienced rapid growth over time. Our limited history operating at our current scale may make it difficult to make accurate predictions about our future performance. Assessing our business and future prospects may also be difficult because of the risks and difficulties we face. These risks and difficulties include our ability to:
•    improve the effectiveness and predictiveness of our machine learning models;
•    maintain and increase the volume of loans facilitated by our specialty finance platform;
•    enter into new and maintain existing bank partnerships;
•    successfully maintain diverse and robust sources of capital to fund our purchase of participation rights in the economic interests of loans originated by our bank partners on our platform;
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
•    respond to general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions, the impact of tariffs, and tightening of credit markets;
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
Our revenue growth rate may fluctuate or decline, and our financial performance in recent periods may not be indicative of future performance.
Our revenue growth rate has fluctuated in recent periods and may continue to fluctuate or decline in the future, and we may not be able to maintain or grow our revenue on a sustained basis. For the years ended December 31, 2023, 2024 and 2025, our revenue was approximately $508.9 million, $526.0 million and $597.1 million, respectively, representing year-over-year revenue growth of approximately 3.3% from 2023 to 2024 and 13.5% from 2024 to 2025. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. In addition, our total net originations have fluctuated in recent periods. For the years ended December 31, 2023, 2024 and 2025, total net originations on our platform were approximately $747.8 million, $801.5 million, $899.3 million, respectively, representing a year-over-year increase of approximately 7.2% from 2023 to 2024 and a year-over-year increase of approximately 12.2% from 2024 to 2025. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on how we define total net originations. Our origination volumes and revenue may be adversely affected by a number of factors, including changes in borrower demand, competitive dynamics, pricing pressure, shifts in the overall credit market, macroeconomic conditions such as inflation, interest rate changes, economic slowdowns or recessions, the impact of tariffs, tightening of credit markets, and changes in the regulatory environment that affect product terms, partner bank relationships or compliance requirements. As a result of these and other factors, our revenue and origination volumes may vary significantly from period to period or decline, and our financial performance may be adversely affected.

We may be unable to maintain or increase our profitability, operating leverage, or unit economics, even if revenues remain stable.

Our recent financial performance reflects, in part, improvements in operating efficiency, underwriting and credit risk management, including enhancements to our proprietary machine learning models, pricing methodologies and automated processes. For the years ended December 31, 2023, 2024 and 2025, we generated net income of approximately $39.5 million, $83.8 million and $146.2 million, respectively, representing a year-over-year increase of approximately 112.4% from 2023 to 2024 and a year-over-year increase of approximately 74.4% from 2024 to 2025. Nonetheless, we may not be able to sustain or further improve our profitability in future periods.

As our business matures, incremental improvements to our models, pricing, and operational processes may generate diminishing returns. Future refinements to our machine learning models, risk-based pricing, or seasonal or dynamic modeling may not perform as expected, particularly during periods of economic volatility or changes in borrower behavior. Poor performance of loan vintages, higher credit losses or charge-offs, or changes in the timing of losses could adversely affect our results of operations and financial condition.

We have also benefited from increased automation and streamlining of our loan application and origination processes. For the years ended December 31, 2023, 2024 and 2025, our auto-approval rate was approximately 71.9%, 76.5% and 79.2%, respectively. We expect our auto-approval rate to level off and remain relatively stable over the long term, and to the extent we expand our loan offerings beyond unsecured personal loans, such rate may decrease in the short term. As a result, our ability to further improve operating efficiency and profitability through automation may be limited.

In addition, our profitability is sensitive to our ability to manage operating and marketing expenses, credit performance, and the availability and cost of funding. We intend to continue to invest significant funds to continue to develop and improve our proprietary machine learning models, improve our marketing efforts to increase the number of borrowers on our platform, enhance the features and overall user experience of our platform, expand the types of loan offerings on our platform and otherwise continue to grow our business, and we may not be able to increase our revenue enough to offset these significant expenditures. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays, macroeconomic conditions, including economic slowdowns, inflation, interest rate changes, recessions, the impact of tariffs, and tightening of credit markets, poor performance of loan vintages, and other unknown events. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or improving profitability on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and results of operations could be adversely affected.
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
•    general economic conditions, including economic slowdowns, recessions, the impact of tariffs, or tightening of credit markets, including due the failures of banks or other financial institutions;
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
In addition, we experience significant seasonality in the demand for loans on our platform, which is generally lower in the first quarter. This seasonal slowdown is primarily attributable to high loan demand around the holidays in the fourth quarter and the general increase in borrowers’ available cash flows in the first quarter, including cash received from tax refunds, which temporarily reduces borrowing needs. Our growth has obscured this seasonality in our overall financial results, and we expect our results of operations to continue to be affected by such seasonality in the future. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
Continuing to improve the accuracy of our models is central to our business strategy and our long-term success, but those improvements could, from time to time, lead us to reevaluate the risks associated with certain borrowers, which could in turn cause us to lower approval rates or increase interest rates for any borrowers identified as a higher risk, either of which could negatively impact our growth and results of operations in the short term.
Our business is highly dependent on our existing bank partners, and any disruption to these or new bank partner relationships could adversely affect our business, financial condition and results of operations.
Our business model currently depends entirely on loans originated by our bank partners and facilitated through our platform. Our bank partners originated 100% of the net originations facilitated by our platform in both the years ended December 31, 2024 and 2025. Our bank partners FinWise Bank (“FinWise”), First Electronic Bank (“FEB”) and Capital Community Bank (“CCB”) began originating loans on the OppFi platform in January 2018, May 2020 and October 2020, respectively. FinWise accounted for approximately 31.8% and 31.3% of the net originations facilitated by our platform during the years ended December 31, 2024 and 2025, respectively, and similar percentages of our net revenues. FEB accounted for approximately 30.3% and 26.3% of the net originations facilitated by our platform during the years ended December 31, 2024 and 2025, respectively, and similar percentages of our net revenues. CCB accounted for approximately 37.9% and 42.3% of the net originations facilitated by our platform during the years ended December 31, 2024 and 2025, respectively, and similar percentages of our net revenues. Our bank partners retain a certain portion of the economic interests in these originated loans on their own balance sheets and sell participation rights in the remainder of the economic interests in these originated loans to us, which we in turn sell to our special purpose finance entities.
We have entered into separate agreements with each of our three primary bank partners. Our agreements with our bank partners are nonexclusive, generally have 60 month terms and certain agreements automatically renew, subject to certain early termination provisions and minimum fee amounts, and do not include any minimum origination obligations or origination limits. The current term of our agreements with FinWise, FEB and CCB expire on February 1, 2029, April 29, 2029, and February 28, 2029, respectively, unless renewed.
Our bank partners could decide to stop working with us, terminate our agreements with them early upon the occurrence of certain events, ask to modify their agreement terms in a cost prohibitive manner when their agreement is up for renewal or enter into exclusive or more favorable relationships with our competitors. Further, even during the term of our arrangements, our bank partners could choose to reduce the volume of loans facilitated on our platform that they choose to originate. In addition, regulators may require that they terminate or otherwise limit their business with us; impose regulatory pressure limiting their ability to do business with us; or directly examine and assess our records, risk controls and compliance programs as they relate to our interactions with bank partners (and thereafter limit or prohibit future business between that bank partner and us). For example, in spite of federal law permitting state-chartered banks to enter into loans with interest rates allowed in their chartering states, the DFPI has sought to limit the interest rates of loans made by our bank partners on our platform in the State of California, In February 2026, the Superior Court of the State of California, County of Los Angeles, Central Division (“Court”) issued a Tentative Statement of Decision, which grants our summary judgment motion, dismissing the DFPI’s cross-claims alleging violations of the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”). The Court concluded that the DFPI failed to raise a triable issue of material fact that the Company was the “true lender” or that FinWise was a sham or “dummy” lender, and further found no evidence that the loans at issue were usurious at inception. The DFPI retains the right to appeal this decision, and any appeal could result in reversal, remand for further proceedings or continued uncertainty regarding the applicability of the CFL, which could have an impact on our bank partners’ ability to originate loans on our platform in California. We could in the future have disagreements or disputes with any of our bank partners, which could negatively impact or threaten our relationship with them. In our agreements with bank partners, we make certain representations and warranties and covenants concerning our compliance with specific policies of a bank partner, our compliance with certain procedures and guidelines related to laws and regulations applicable to our bank partners, as well as the services to be provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted loans, and our reputation and ability to continue to attract new bank partners would be adversely affected. Additionally, our bank partners may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our bank partners. If the bank partners listed above or any of our future bank partners were to stop working with us, suspend, limit, or cease their operations, or otherwise terminate their relationship with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. We also may be unable to reach agreements with or timely onboard any new bank partners, and our results of operations could be adversely affected.

The sales and onboarding process of new bank partners could take longer than expected, leading to fluctuations or variability in expected revenues and results of operations.
Our sales and onboarding process with new bank partners can be long. As a result, our revenues and results of operations may vary significantly from period to period. Prospective bank partners are often cautious in making decisions to implement our platform and related services because of the risk management alignment and regulatory uncertainties related to their use of our machine learning models, including their oversight, model governance and fair lending compliance obligations associated with using such models. In addition, prospective banks undertake an extensive diligence review of our platform, compliance and servicing activities before choosing to partner with us. Further, the implementation of our machine learning underwriting model often involves adjustments to the bank partner’s software and/or hardware platform or changes in their operational procedures, which may involve significant time and expense to implement. Delays in onboarding new bank partners can also arise while prospective bank partners complete their internal procedures to approve expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which new bank partners will begin using our platform and the volume of fees we will receive, which can lead to fluctuations in our revenues and results of operations.
Our business has been, and may continue to be, adversely affected by economic conditions and other factors that we cannot control.

Many factors, including factors that are beyond our control, may adversely impact our results of operations or financial condition and our overall success by affecting a borrower’s willingness to incur loan obligations or willingness or capacity to make payments on their loans. These factors include, among others, prevailing interest rates, levels of inflation, unemployment and labor market conditions, housing market trends, immigration policies, gas and energy prices, government shutdowns, trade policy developments (including the imposition or expansion of tariffs), delays in tax refunds, and broader geopolitical and economic uncertainty. In addition, events such as natural disasters, acts of war, terrorism, global or regional conflicts, catastrophes and public health crises. Uncertainty and negative trends in general economic conditions, including significant tightening of credit markets and reduced consumer confidence, historically have created a difficult operating environment for our industry.
Inflation has moderated from recent peak levels, but it remains elevated relative to historic norms, and interest rates continue to be high compared to recent years. Higher interest rates may increase borrowers’ overall debt burdens and reduce discretionary income and pressure from inflation, that may be further exacerbated by tariffs or changes in trade policy, may increase the cost of essential goods and services. The imposition of new tariffs or increases in existing tariffs could raise prices for consumer goods, disrupt supply chains, and contribute to additional inflationary pressure or slower economic growth, which may disproportionately impact our borrowers’ financial stability.
Many consumers who access our platform have limited or no credit history. Accordingly, such borrowers have historically been, and may in the future become, disproportionately affected by adverse macroeconomic conditions, such as the aforementioned events that have occurred or may occur again in the future.

In addition, unexpected life events, such as major medical expenses, divorce, death or other issues may affect a borrower’s willingness or ability to make payments on their loans. If borrowers increasingly allocate more of their income to necessities, their ability to make loan payments may be reduced, potentially leading to higher default rates. If borrowers default on loans facilitated on our platform, the cost to service these loans may also increase without a corresponding increase in our servicing fees or other related fees and the value of the loans held on our balance sheet could decline. Higher default rates by these borrowers may lead to lower demand by our bank partners and institutional investors to fund loans facilitated by our platform, which would adversely affect our business, financial condition and results of operations.
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
During periods of economic slowdown or recession, our sources of capital may reduce the level of participation rights in loans originated by our bank partners on our platform that they will fund our purchase of, or demand terms that are less favorable to us to compensate for any increased risks. A reduction in the volume of the loans that can be facilitated by our platform due to our sources of capital would adversely affect our business, financial condition and results of operations.
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
The extent to which any certain macroeconomic event impacts our business and results of operations will depend on future developments that are highly uncertain and cannot be predicted. An extended period of economic disruption as a result of any certain macroeconomic event or other volatility could have a material negative impact on our business, results of operations and financial condition. To the extent such an event adversely affects our business and financial results, it is likely to also have the effect of heightening or may exacerbate many of the other risks described in this “Risk Factors” section.
Decreased demand for loans, including as a result of increased savings or income, could result in a loss of revenues or decline in profitability if we are unable to successfully adapt to such changes.
The demand for the loan products facilitated on our platform in the markets we serve could decline due to a variety of factors, such as regulatory restrictions that reduce borrower access to particular products, the availability of competing or alternative products, increases in interest rates, or changes in borrowers’ financial conditions, particularly increases in income or savings, such as government stimulus programs. For instance, an increase in state or federal minimum wage requirements, a decrease in individual income tax rates or an increase in tax credits, could decrease demand for our loans. Additionally, a change in focus from borrowing to saving would reduce demand. Should we fail to adapt to a significant change in borrowers’ demand for, or access to, the loan products facilitated on our platform, our revenues could decrease significantly. Even if we make adaptations or introduce new products to fulfill borrower demand, borrowers may resist or may reject products whose adaptations make them less attractive or less available. Such decreased demand could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.
Our models have not yet been extensively tested during a full and prolonged down-cycle economic environment. If our models do not accurately reflect a borrower’s credit risk in such conditions, the performance of loans facilitated on our platform may be worse than anticipated.
The performance of loans facilitated by our platform is significantly dependent on the effectiveness of our proprietary models used to evaluate a borrower’s credit profile and likelihood of default. While our models have been refined and updated to account for the COVID-19 pandemic and subsequent macroeconomic developments, including periods of inflation, rising interest rates, tightening credit conditions, imposition of tariffs and increased economic volatility, a substantial portion of the data used to develop and calibrate our models was generated during periods of economic growth or stabilization, including periods supported by fiscal and monetary stimulus. As a result, our models have not been extensively tested during a full and prolonged down-cycle economy or recession, and particularly not one characterized by constrained liquidity, reduced consumer spending and limited government intervention.
During the COVID-19 pandemic and its immediate aftermath, government stimulus programs and other policy measures had positive effects on borrower credit performance and loan outcomes. For example, during the year ended December 31, 2021, despite ongoing economic uncertainty, our models indicated that the credit risk of our loan applicants remained relatively stable, in part due to the stimulus programs. As these programs phased out and broader macroeconomic conditions shifted in late 2021, it took time for the models to recognize the shift in borrower behavior and loan performance. We have continued to update our models to account for evolving economic impact, including during periods of slowing growth and increased credit stress, but our models may fail to accurately predict loan performance under adverse economic conditions deteriorating economic conditions, and our models may not be able to recognize future changes in credit performance before the effects or any such changes have an impact on the fair value of the finance receivables on our balance sheet.

If our models fail to timely or accurately reflect changes in borrower credit risk of loans under such economic conditions, we may experience greater than expected losses on such loans. Such outcomes could harm our reputation erode the trust we have built with our bank partners and capital sources, and adversely affect the fair value of the finance receivables on our balance sheet. Any of these factors could adversely affect our business, financial condition and results of operations.
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
For the years ended December 31, 2023, 2024 and 2025 we experienced losses, which we refer to as net charge-offs, as a percentage of average receivables on the installment loans portfolio of 55.4%, 51.4% and 49.4%, respectively. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on net charge-offs as a percentage of average receivables. When a loan facilitated on our platform is charged off, the cost to service these loans may increase without a corresponding increase in our servicing fees or other related fees and the value of the loans held on our balance sheet may decline. Higher default rates may also lead to lower demand by our bank partners and capital sources to fund loans facilitated by our platform, which would adversely affect our business, financial condition and results of operations.
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
For example, consumer advocacy groups, politicians and certain government and media reports have, in the past, advocated governmental action to prohibit or severely restrict consumer loan arrangements where banks contract with a third- party platform such as ours to provide origination assistance services to bank customers. Such criticism has frequently been levied in the context of payday loan marketers, though other entities operating programs through which loans similar to loans facilitated on our platform are originated have also faced criticism. The perceived improper use of a bank charter by these entities has been challenged by both governmental authorities and private litigants, in part because of the higher rates and fees a bank is permitted to charge consumers relative to non-bank lenders. State regulators have made statements in the past threatening regulatory action against us related to loans originated on our platform by state chartered-banks, and such statements and the perception of possible regulatory action could adversely affect our reputation and the willingness of bank partners to originate loans on our platform. Bank regulators have also required banks to exit third-party programs that the regulators determined involved unsafe and unsound practices or present other risks to the bank. We believe the payday or “small-dollar” loans that have been subject to more frequent criticism and challenge are fundamentally different from loans facilitated on our platform in many ways, including that loans facilitated on our platform typically have lower interest rates, longer terms and amortize over their life. If we are nevertheless associated with such payday or small-dollar consumer loans, or if we are associated with increased criticism of non-payday loan programs involving relationships between bank originators and specialty finance platforms and program managers, demand for loans facilitated on our platform could significantly decrease, which could cause our bank partners to reduce their origination volumes or terminate their arrangements with us, impede our ability to attract new bank partners or delay the onboarding of bank partners, impede our ability to attract capital sources or reduce the number of potential borrowers who use our platform. Any of the foregoing could adversely affect our results of operations and financial condition.
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
Our industry is driven by constant innovation. We utilize machine learning, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. Research, data accumulation and development by other companies may not result in products superior to those we develop, and any technologies, products or services we develop may not be preferred to any existing or newly-developed technologies, products or services. If we are unable to compete with such companies or fail to meet the need for innovation in our industry, the use of our platform could stagnate or substantially decline, or our loan products could fail to maintain or achieve more widespread market acceptance, which could harm our business, results of operations and financial condition.
If we are unable to manage the risks associated with fraudulent activity, our brand and reputation, business, financial condition and results of operations could be adversely affected.
Fraud is prevalent in the financial services industry and is likely to increase as perpetrators become more sophisticated. We have not experienced any material business or reputational harm as a result of fraudulent activity in the past, but are subject to the risk of fraudulent activity associated with borrowers and third parties handling borrower information. In the event of losses arising out of fraudulent loan applications, we may also be contractually obligated to indemnify our bank partners or capital sources for such losses. Fraud rates could also increase in a downcycle economy. We use several identity and fraud detection tools, including tools provided by third-party vendors and our proprietary machine learning models, to predict and otherwise validate or authenticate applicant-reported data and data derived from third-party sources. We have historically had very low levels of fraud rates; however, the possibility of fraudulent or other malicious activities and human error or malfeasance cannot be eliminated entirely and will evolve as new and emerging technology is deployed, including the increasing use of personal mobile and computing devices that are outside of our network and control environments. Moreover, if our efforts are insufficient to accurately detect and prevent fraud, the level of fraud-related losses of loans facilitated on our platform could increase, which would decrease confidence in our platform. In addition, our bank partners, our sources of capital or we may not be able to recover amounts disbursed on loans made in connection with inaccurate statements, omissions of fact or fraud, which could erode the trust in our brand and negatively impact our ability to attract new bank partners and our sources of capital.
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
In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements. We are in the process of training their replacements, but the quality of our services and our ability to serve our bank partners, investors and borrowers whose loans we service may suffer, resulting in an adverse effect on our business.

Cybersecurity attacks or technology failures could disrupt business operations, result in breaches of borrowers’ confidential information that we store and expose us to significant liabilities, reputational damage, loss of customers and regulatory action.
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, process, transmit and store large amounts of sensitive information, including personal information, credit information and other sensitive data of borrowers and potential borrowers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity and availability of such sensitive information. We have made commitments to our bank partners as it relates to data security and information technology. We also have arrangements in place with certain of our third-party vendors that require us to share consumer information. We have outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is large and complex, with many points of entry and access. All information technology operations are inherently vulnerable to inadvertent or intentional cybersecurity breaches, incidents, attacks and exposures, but the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, bank partners, loan investors or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and systems. In addition, the prevalent use of mobile devices increases the risk of data security incidents. Further, our shift to a more flexible remote working environment could increase the risk of a cybersecurity breach. Significant disruptions of our bank partners’ and third-party vendors’ and/or other business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us.
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
We regularly monitor data flow inside and outside the Company, but attackers have become very sophisticated in the way they conceal access to systems, and we may not be aware that we have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information or other sensitive information that we or our vendors maintain, including our own proprietary business information and sensitive information such as personal information regarding borrowers, loan applicants or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors to comply with our privacy, confidentiality or data security-related legal or other obligations to our bank partners or other third parties, actual or perceived security breaches, or any security incidents or other events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause our bank partners and other third parties to lose trust in us or we could be subject to claims by our bank partners and other third parties that we have breached our privacy- or confidentiality-related obligations, which could harm our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Our security measures intended to protect our information technology systems and infrastructure may not successfully prevent service interruptions or security incidents.
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

From time to time, we may make minority investments in the equity securities of companies that we do not control, including the Company’s investment in Bitty Holdings, LLC (“Bitty”). Minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the minority investment. In particular, the success of our investment in Bitty depends in significant part on Bitty’s ability to grow and scale its business, execute its business plan and effectively manage the operational, technological and regulatory challenges associated with expansion.

To the extent we hold only a minority equity interest in a company, we may lack affirmative control rights, which may diminish our ability to influence the Company’s affairs in a manner intended to enhance the value of our investment in the Company. We could incur losses if the majority stakeholders or the management of the Company takes risks or otherwise acts in a manner that does not align with our interests or that strains the Company’s financial or operational resources. For example, rapid or unsuccessful scaling efforts by Bitty could result in increased expenses, operational disruptions or operational harm, any of which could adversely affect the value of our investment. Such circumstances could also lead to disputes and litigation with management or employees of the Company in which the investment is made, or its other stockholders

In most cases, the companies in which we make investments will have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, which rank senior to our investment. We also may make investments in early-stage companies, like Bitty, that depend on venture funding and are not profitable. In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of debt instruments and securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment.

We may also enter into separate commercial arrangements with these companies, whether before, concurrently with, or after making a the minority investment. In certain cases, the commercial arrangement may be a driving factor behind our investment. We cannot assure you that that the commercial arrangement will further our business strategy as we expected. If the Company fails to scale its business or execute its growth strategy, we may not realize all the economic benefits expected from the commercial agreement or realize the expected return on our investments.

We face increased competition within our industry and risks concerning innovation and emerging technologies, including artificial intelligence and increasing customer demand for machine learning technologies.

We may face increased competition due to the rapid development and rising use of digital, artificial intelligence and machine learning technologies. While we currently use artificial intelligence-enabled tools, such as chatbots and other automated technologies, in limited aspects of our operations, we may seek to expand our use of such technologies over time to support customer experience, operational efficiency and other aspects of our business. Our competitors may adopt or deploy artificial intelligence and machine learning technologies more broadly or more effectively than we do, or may be able to achieve greater benefits from such technologies. The successful adoption, expansion and integration of artificial intelligence and machine learning technologies may involve significant costs, operational challenges and execution risks, and there can be no assurance that such technologies will perform as expected, produce the intended benefits or improve our competitive position. The development and use of artificial intelligence and machine learning technologies are also subject to evolving regulatory scrutiny, particularly by financial services regulators, which could limit our ability to deploy such technologies or increase compliance and operational costs. Failure to early adopt, integrate and effectively incorporate such technologies to improve loan performance and customer expectations, experience and support regarding digital and automated experiences may put us at a long-term competitive disadvantage and adversely affect our business, financial condition and results of operations.

If we are unable to manage the risks related to our loan servicing and collections obligations, our business, financial condition and results of operations could be adversely affected.
Loans facilitated on our platform are not secured by any collateral, guaranteed or insured by any third party or backed by any governmental authority. As a result, we are limited in our ability to collect on such loans on behalf of ourselves and our bank partners if a borrower is unwilling or unable to repay them. We handle in-house substantially all of the servicing activities for loans facilitated on our platform, including collection activities, which requires that we hire and train significant numbers of servicing personnel. For more information about our collections procedures and experience handling collections, see the section titled “Business—Customer Advocates and Collections Arrangements.” Our need for servicing personnel may vary over time and we may not be able to hire and train appropriate servicing personnel when necessary. For example, during periods of increased delinquencies caused by economic downturns or otherwise, it is important that our servicing personnel are proactive and consistent in contacting a borrower to bring a delinquent balance current and ultimately avoid the related loan becoming charged off, which in turn makes it extremely important that the servicing personnel are properly staffed and trained to take prompt and appropriate action. If the servicing personnel are unable to maintain a high quality of service, or fulfill their servicing obligations at all due to resource constraints resulting from the increased delinquencies, it could result in increased delinquencies and charge-offs on the loans, which could decrease fees payable to us, cause our bank partners to decrease the volume of loans facilitated on our platform and erode trust in our platform.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions for the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, in recent years, the failure or distress of certain financial institutions due to liquidity concerns has led to significant volatility and disruption in the banking system. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, including cash held at financial institutions in excess of the FDIC insured limit, cash equivalents and investments and conduct our business operations may be threatened. In addition, investor concerns regarding the U.S. or international financial systems could result in less demand for our services and less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all or be able to provide loans to our customers. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
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

We are in the process of developing a new loan management software system, which we currently plan to implement during the second half of 2026. We believe that this new system will enhance our loan processing capabilities and improve overall efficiency, but there are several risks associated with its development and implementation that could materially and adversely affect our business, financial condition and results of operations.

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
In particular, specialty finance programs that involve originations by a bank in reliance on origination-related services being provided by specialty finance platforms and/or program managers are subject to potential litigation and government enforcement claims based on “rent-a-charter” or “true lender” theories, particularly where such programs involve the subsequent sale of such loans or interests therein to the platform. See the section titled “Risk Factors —If loans facilitated through our platform for one or more bank partners were subject to successful challenge that the bank partner was not the “true lender,” such loans may be unenforceable, subject to rescission or otherwise impaired, we or other program participants may be subject to fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations” below. In addition, loans originated by banks (which are exempt from certain state requirements), followed by the sale, assignment, or other transfer to non-banks of such loans or interests therein are subject to potential litigation and government enforcement claims based on the theory that transfers of loans from banks to non-banks do not transfer the ability to enforce contractual terms such as interest rates and fees which banks may charge, but non-banks may not. See “—If loans originated by our bank partners were found to violate the laws of one or more states, whether at origination or after sale of participation interest by the originating bank partner, loans facilitated through our platform may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations” below. If we were subject to such litigation or enforcement, then any unfavorable results of pending or future legal proceedings may result in contractual damages, usury related claims, fines, penalties, injunctions, the unenforceability, rescission, modification, or other impairment of loans originated on our platform or other censure that could have an adverse effect on our business, results of operations and financial condition. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition, reputation and results of operations.
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
We may evaluate and consummate acquisitions, or strategic investments, including minority investments, which could require significant management attention, consume our financial resources, disrupt our business and adversely affect our financial results.
Our success will depend, in part, on our ability to grow and scale our business. In some circumstances, we may determine to do so through the acquisition of, or strategic investments in, complementary businesses and technologies rather than solely through internal development. The identification of suitable acquisition or investment opportunities can be difficult, time-consuming, and costly, and we may not be able to successfully complete or realize the benefit of any such transactions. In the future, we may acquire, assets or businesses. The risks we face in connection with acquisitions and strategic investments, including our investment in Bitty, include:
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
Our failure to manage these risks or other challenges encountered in connection with acquisitions or investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in dilutive issuances of the combined company’s equity securities, the incurring of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition.
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
In addition, acts of war and other armed conflicts, disruptions in global trade, travel restrictions and quarantines, terrorism and other civil, political and geo-political unrest could cause disruptions in our business and lead to interruptions, delays or loss of critical data. Any of the foregoing risks may be further increased if our business continuity plans prove to be inadequate and both personnel and non-mission critical applications may not be fully operational after a declared disaster within a defined recovery time. If our personnel, systems or data centers are impacted, we may suffer interruptions and delays in our business operations. In addition, to the extent these events impact the ability of borrowers to timely repay their loans, our business could be negatively affected.
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
We previously identified a material weakness in our internal control over financial reporting relating to information technology general controls (“ITGCs”) associated with our financially relevant information systems. We determined that the Company’s user access controls designed to ensure appropriate segregation of duties, adequate restriction of users and privileged access to our financially relevant information systems were not operating effectively and that the Company’s user access control designed to ensure appropriate segregation of duties was also not designed effectively. Due to the material weaknesses in our internal control over financial reporting, we concluded our disclosure controls and procedures were not effective as of December 31, 2023. This material weakness has been remediated, but other weaknesses in our disclosure controls and procedures and internal control over financial reporting have been discovered in the past and may be discovered in the future.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have previously qualified as an emerging growth company and a smaller reporting company, and therefore were not required to obtain an attestation report from an independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, we will no longer qualify as a smaller reporting company for the fiscal year ending in 2026. As a result, we are required to include an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act in the first annual report filed after we cease to qualify as a smaller reporting company, which is this Annual Report on Form 10-K. We are continuing to develop and refine our disclosure controls and other procedures, and to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. We may need to upgrade our legacy information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, which could negatively impact the price of our securities.
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
As a result of the material weakness previously identified in our financial reporting, the restatement of certain of our financial statements, the change in accounting for our diluted earnings per share, and other matters, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement of our financial statements, material weaknesses in our internal control over financial reporting, and the preparation of our financial statements. We have no knowledge of any such litigation or dispute resulting from the material weakness in our internal control over financial reporting. However, litigation or disputes may arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business.
Our risk management processes and procedures seek to appropriately balance risk and return and mitigate risks. We have established processes and procedures intended to identify, measure, monitor and control the types of risk to which we are subject, including credit risk, market risk, liquidity risk, strategic risk, operational risk, cybersecurity risk and reputational risk. Credit risk is the risk of loss that arises when a loan obligor fails to meet the terms of a loan repayment obligation, the loan enters default, and if uncured results in financial loss of remaining principal and interest to the investor. Our exposure to credit risk mainly arises from the loans or participation interests we acquire that are originated through our platform. Market risk is the risk of loss due to changes in external market factors, such as interest rates, asset prices, and foreign exchange rates. Liquidity risk is the risk that financial condition or overall safety and soundness are adversely affected by an inability, or perceived inability, to meet obligations (e.g., current and future cash flow needs) and support business growth. We actively monitor our liquidity position. Strategic risk is the risk from changes in the business environment, ineffective business strategies, improper implementation of decisions or inadequate responsiveness to changes in the business and competitive environment.
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
Risk is inherent in our business, and therefore, despite our efforts to manage risk, we may sustain unexpected losses. We could incur substantial losses and our business operations could be disrupted to the extent our business model, operational processes, control functions, technological capabilities, risk analyses, and business/product knowledge do not adequately identify and manage potential risks associated with our strategic initiatives. There also may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated, including when processes are changed or new products and services are introduced. If our risk management framework does not effectively identify and control our risks, we could suffer unexpected losses or be adversely affected, which could have a material adverse effect on our business.
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
A significant number of consumers that apply for a loan on Opploans.com learn about and access Opploans.com through the website of a loan aggregator, typically with a hyperlink from such loan aggregator’s website to a landing page on our website. For example, in 2023, 2024 and 2025, approximately 21.3%, 25.3% and 25.1%, respectively, of our net loan issuances were derived from traffic from our top three loan aggregators. Our agreements with these loan aggregators generally provide that either party may terminate the agreement immediately upon a material breach of any provision of the agreement or at any time, with or without cause, by providing advance written notice. Even during the term of the agreements, loan aggregators may not be required to display offers from Opploans.com or prohibited from working with our competitors or from offering competing services. Our top loan aggregators may not continue to contract with us on commercially reasonable terms or at all.
We are planning to move towards more direct acquisition channels, but anticipate that we will continue to depend in significant part on relationships with loan aggregators to maintain and grow our business. Our current agreements with these loan aggregators do not require them to display offers from lenders on Opploans.com nor prohibit them from working with our competitors or from offering competing services. Further, a loan aggregator may not renew its contract with us on commercially reasonable terms or at all. Our competitors may be effective in providing incentives to loan aggregators to favor their products or services or in reducing the volume of loans facilitated through our platform. Loan aggregators may not perform as expected under our agreements with them, and we may have disagreements or disputes with them, which could adversely affect our brand and reputation. If we cannot successfully enter into and maintain effective strategic relationships with loan aggregators, our business could be adversely affected.
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
Such loan aggregators also face litigation and regulatory scrutiny for their part in the consumer lending ecosystem, and as a result, their business models may require fundamental change or may not be sustainable in the future. For example, loan aggregators are increasingly required to be licensed as loan brokers or lead generators in many states, subjecting them to increased regulatory supervision and more stringent business requirements. We require loan aggregators to make certain disclosures in connection with our bank partners’ offers and restrict how loan aggregators may display such loan offers, but loan aggregators may nevertheless alter or even remove these required disclosures without notifying us, which may result in liability to us. Further, we do not have control over any content on loan aggregator websites, and it is possible that our brand and reputation may be adversely affected by being associated with such content. An unsatisfied borrower could also seek to bring claims against us based on the content presented on a loan aggregator’s website. Such claims could be costly and time consuming to defend and could distract management’s attention from the operation of the business.

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
Third-party data sources on which we rely include the consumer reporting agencies regulated by the CFPB and other alternative data sources. Such data is electronically obtained from third parties and used in our models to price applicants and in our fraud model to verify the accuracy of applicant-reported information. Data from national credit bureaus and other consumer reporting agencies and other information that we receive from third parties about an applicant or borrower may be inaccurate or may not accurately reflect the applicant or borrower’s creditworthiness for a variety of reasons, including inaccurate reporting by creditors to the credit bureaus, errors, staleness or incompleteness. For example, loan applicants’ credit scores may not reflect such applicants’ actual creditworthiness because the credit scores may be based on outdated, incomplete, or inaccurate consumer reporting data, including, as a consequence of us utilizing credit reports for a specific period of time after issuance before such reports are deemed to be outdated. Similarly, the data taken from an applicant’s credit report may also be based on outdated, incomplete or inaccurate consumer reporting data. We use numerous third-party data sources and multiple credit factors within our proprietary models, which helps mitigate this risk, but it does not eliminate the risk of an inaccurate individual report.
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
If loans originated by our bank partners were found to violate the laws of one or more states, whether at origination or after sale of participation interests by the originating bank partner, loans facilitated through our platform may be unenforceable or otherwise impaired, we or other program participants may be subject to, among other things, fines, judgments and penalties, and/or our commercial relationships may suffer, each of which would adversely affect our business and results of operations.
When establishing the interest rates and fees (including the amounts of certain fees constituting interest under federal banking laws related to interest rate exportation, such as origination fees, late fees and non-sufficient funds fees) that are charged to borrowers on loans originated through our platform and how such interest rates and fees are structured, our bank partners rely on certain authority under federal law to export the interest rate and fees permitted by the state where each bank partner is located to borrowers in other states. Further, certain of our bank partners and capital sources rely on the ability of subsequent holders of loans to continue charging such rates and fees and to enforce other contractual terms that the applicable bank partners was permitted under federal and applicable state banking laws to charge and enforce at the time of origination following such subsequent holder’s acquisition of the loans. The current annual percentage rates of the installment loans facilitated through our platform, for the year ended December 31, 2025 typically range from approximately 59.0% to 195.0%. In some states, the interest rates of certain loans facilitated on our platform exceed the maximum interest rate permitted for consumer loans made by non-bank lenders to borrowers residing in, or that have nexus to, such states. In addition, the rate structures for loans facilitated on our platform may not be permissible in all states for non-bank lenders and/or the amount or structures of certain fees charged in connection with loans facilitated on our platform may not be permissible in all states for non-bank lenders.
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
As noted above, federal prudential regulators have also taken actions to address the Madden decision. On May 29, 2020, the OCC issued a final rule clarifying that, when a national bank or savings association sells, assigns, or otherwise transfers a loan, interest permissible before the transfer continues to be permissible after the transfer. That rule took effect on August 3, 2020. Similarly, the FDIC finalized on June 25, 2020 its 2019 proposal declaring that the interest rate for a loan is determined when the loan is made, and will not be affected by subsequent events. On July 29, 2020, California, New York and Illinois filed suit in the U.S. District Court for the Northern District of California to enjoin enforcement of the OCC rule (Case No. 20-CV-5200) and, similarly in the same court, on August 20, 2020 California, Illinois, Massachusetts, Minnesota, New Jersey, New York, North Carolina, and the District of Columbia sought to enjoin enforcement of the FDIC rule (Case No. 20-CV-5860), in each case related to permissible interest rates post-loan transfer on the grounds that the OCC and FDIC exceeded their authority when promulgating those rules. In 2022, the U.S. District Court for the Northern District of California dismissed these challenges; however, these regulations may again be challenged in the future.
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

We note that the OCC on October 27, 2020, issued a final rule to address the “true lender” issue for lending transactions involving a national bank. For certain purposes related to federal banking law, including the ability of a national bank to “export” interest-related requirements from the state from which they lend, the rule would treat a national bank as the “true lender” if it is named as the lender in the loan agreement or funds the loan. In June 2021, Congress utilized a procedure under the Congressional Review Act to repeal the OCC’s “true lender” rule. Repeal of the “true lender” rule under the CRA prevents the OCC from issuing any substantially similar rule unless subsequently authorized by law to do so. The OCC rule did not apply to state-chartered banks and the FDIC may issue a similar rule applicable to state-chartered banks. We do not anticipate any material changes to our business model as a result of the repeal of the OCC’s “true lender” rule because (i) the banks with whom we partner are state chartered, FDIC regulated banks and are the lenders under such loans, and (ii) the repeal of the OCC’s “true lender” rule does not have direct implications on the rules finalized by the OCC and FDIC last year around the continued validity of the “valid when made doctrine,” but we cannot be certain that the repeal of such rule, or the restrictions on the OCC implementing a similar rule without statutory approval, will not have a material effect on our business or our industry.
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
The Colorado Administrator or other regulators or customers may make assertions similar to those made in its present actions with respect to the loans facilitated by our platform in the future. It is also possible that other state agencies or regulators could make similar assertions. If a court or a state or federal enforcement agency were to determine that we, rather than our bank partners, are the “true lender” for loans originated on our platform by our bank partners, and if for this reason (or any other reason) the loans were deemed subject to and in violation of certain state consumer finance laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas) and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business.
If the DFPI is successful on appeal or otherwise prevails in future proceedings in asserting that we are subject to the CFL, our bank partners’ ability to originate loans in California could suffer, which could have a material adverse effect on our business, results of operations and financial condition.
In February 2022, the DFPI informed us that the commissioner of the DFPI had taken the position that we are the “true lenders” for certain loans (“Program Loans”) originated by our federally-insured state-chartered bank partners serviced through the OppFi technology and service platform pursuant to a contractual arrangement with each such bank (“Program”), and as such we would be subject to the CFL, which would apply an interest rate cap of 36% to certain of the Program Loans. On March 7, 2022, we filed a lawsuit seeking a declaration that the interest rate caps set forth in the CFL do not apply to Program Loans and injunctive relief against the commissioner of the DFPI to prevent, the DFPI from enforcing interest rate caps under the CFL against us based on activities related to the Program.
In February 2026, the Court issued a Tentative Statement of Decision, which grants our summary judgment motion, dismissing the Defendant’s cross-claims alleging violations of the CFL. The Court concluded that the DFPI failed to raise a triable issue of material fact that the Company was the “true lender” or that FinWise was a sham or “dummy” lender, and further found no evidence that the loans at issue were usurious at inception. The DFPI retains the right to appeal this decision, and any appeal could result in reversal, remand for further proceedings or continued uncertainty regarding the applicability of the CFL to our Program.
While we believe that Program Loans made through the OppFi platform pursuant to the Program are constitutionally and statutorily exempt from the CFL because the Program Loans are made by state-chartered banks located in Utah and because federal law permits state-chartered banks to export the interest rates allowed in their chartering state to any other state in the country, the summary judgment ruling may not be upheld on appeal and we may thereafter be unable to prevent the DFPI from enforcing interest rate caps under the CFL against us. As of December 31, 2025, more than 7% of our finance receivables portfolio was related to loans originated in California, and if we were ultimately determined to be subject to the CFL interest rate cap of 36%, our bank partners’ ability to originate Program Loans in California could suffer. This could have an adverse effect on our relationships with our bank partners and financing sources, who may choose not to finance our purchase of participation interests in loans originated by our bank partners on our platform in California, and our ability to maintain and grow our finance receivables portfolio, and potentially subject us to fines damages, and other penalties or consequences, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, a number of participants in the consumer financial services industry, ourselves included, have been the subject of putative class action lawsuits, state attorney general actions and other state regulatory enforcement actions and federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury and disclosure laws and allegations of noncompliance with various state and federal laws and regulations relating to originating, servicing and collecting consumer finance loans and other consumer financial services and products. The current regulatory environment of increased regulatory compliance efforts and enhanced regulatory enforcement has resulted in us undertaking significant time-consuming and expensive operational and compliance improvement efforts, and in some cases litigation to assert our rights under existing laws, which may delay or preclude our or our bank partners’ ability to provide certain new products and services. These regulatory matters or other factors may, in the future, affect how we conduct our business and, in turn, could have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial protection statutes may result in a separate fine assessed for each statutory and regulatory violation or substantial damages from class action lawsuits, potentially in excess of the amounts we earned from the underlying activities.
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

We may not always have been, and may not always be, in compliance with these and other applicable laws, regulations and rules. Compliance with these requirements is also costly, time-consuming and limits our operational flexibility. Even if we believe we are in compliance with applicable laws, regulators may assert that we are not in compliance with such laws, and we have and may in the future be required to seek redress against regulators through legal action or otherwise, which could be costly and time-consuming. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the consumer financial services industry in ways that make it more difficult or costly for us to offer our platform and related services or facilitate the origination of loans for our bank partners. These laws also are often subject to changes that could severely limit the operations of our business model. For example, in July 2021, a bill was reintroduced in the U.S. Senate that would create a national cap of 36% APR on most consumer loans, and 18 states and Washington, D.C. have enacted interest rate caps on certain types of consumer loans. Although the proposed national rate cap may never be enacted into law, if such a bill were to be enacted, it would greatly restrict the number of loans that could be funded through our platform. In another example, in June 2023, Colorado enacted a law to opt out from interest rate preemption afforded state-chartered banks with respect to installment loans made in Colorado, pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980, which has the intended effect of preventing out of state, state-chartered banks from originating loans at interest rates that are higher than the Colorado state usury cap to Colorado residents. This law was expected to take effect on July 1, 2024, but a preliminary injunction from industry trade groups prevented Colorado from enforcing the law against out-of-state chartered banks that are members of the respective industry trade groups from making loans to Colorado residents. In November 2025, the Tenth Circuit Court of Appeals reversed the preliminary injunction, ruling that Colorado’s opt out applies to loans where the lender or borrower is in Colorado, allowing Colorado’s caps to apply to out-of-state banks, but final implementation of the law is subject to appeals by the industry trade groups. Iowa and Puerto Rico also have exercised this opt out. Other states and jurisdictions are considering similar legislation. If other states or jurisdictions adopt similar legislation, it may limit the interest rates that could be charged on new loans made in such states by state chartered banks that originate loans on our platform and may restrict the number of loans that could be funded through our platform.

Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions could impact the manner in which we conduct our business. The regulatory environment in which financial institutions operate remains complex and subject to ongoing change. Following the financial crisis that began in 2008 and the financial distress experienced by consumers during and after the COVID-19 pandemic, supervisory efforts to apply relevant laws, regulations and policies intensified, particularly with respect to consumer protection, fair lending, data privacy, and bank-fintech partnership arrangements. In addition, changes in U.S. federal and state administrations and shifts in congressional control may result in significant policy, legislative or regulatory changes affecting our industry. For example, the current presidential administration, along with a Republican-controlled Congress, has proposed or enacted legislation and policy initiatives, including the One Big Beautiful Bill Act, which became law on July 4, 2025 (“OBBBA”), that could impact our industry. Some aspects of such initiatives and developments reflect a shift toward deregulation and may reduce regulatory burdens, but some may increase compliance obligations and enforcement and supervisory expectations remain subject to change. It is not possible to predict when and whether significant policy or regulatory changes will occur, but any such changes on the U.S. federal, state or local level could significantly impact, among other things, our operating expenses, the availability of financing, interest rates, the economy and the geopolitical landscape. To the extent the current administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions could have a material adverse effect on us. Additionally, states are increasingly introducing and, in some cases, passing laws that restrict interest rates and APRs on loans similar to the loans made on our platform. For example, voter referendums have been introduced and, in some cases, passed restrictions on interest rates and/or APRs. If such legislation or bills were to be propagated, or state or federal regulators seek to restrict regulated financial institutions such as our bank partners from engaging in business with us in certain ways, our bank partners’ ability to originate loans in certain states could be greatly reduced, and as a result, our business, financial condition and results of operations would be adversely affected.
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
The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under federal consumer financial protection laws, such as Regulation Z (implementing the Truth in Lending Act), Regulation B (implementing ECOA), Regulation V (implementing the Fair Credit Reporting Act), and Regulation E (implementing the Electronic Fund Transfer Act), among other regulations, and to enforce compliance with those laws. The CFPB supervises banks, thrifts and credit unions with assets over $10 billion and examines certain of our bank partners. Further, the CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including short-

term, small dollar lenders, and larger participants in other areas of financial services. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including our loan products. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine or suspect, as a result of information provided through its complaint system, that we were engaging in activities that pose risks to consumers.
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
Uncertainty regarding the authority, priorities and operations of the CFPB, as well as shifting federal and state enforcement priorities, could adversely affect our business.

The current administration has sought to dismantle and defund the operations of the CFPB, which poses risks to our business, creating uncertainty with respect to the future of the CFPB and its impact on our operations. The CFPB has historically played a crucial role in regulating and enforcing consumer protection laws and ensuring fair practices within the financial services industry, and ongoing legal challenges to the CFPB’s structure and funding has created uncertainty regarding the extent and manner of future federal oversight over consumer financial protection. An effective shutdown of the CFPB could lead to adverse consequences to our Company, including:

•Increased regulatory uncertainty: Legal uncertainty regarding the status of the CFPB may result in increased regulatory ambiguity, which may create uncertainty regarding compliance requirements and enforcement actions. This uncertainty may complicate our compliance efforts as guidance, supervisory expectations and enforcement priorities may change, increasing the risk of inadvertent non-compliance;
•Heightened state-level enforcement: In the absence of federal oversight by the CFPB, state attorneys general and other state authorities may increase their enforcement activities to fill the regulatory gap. This could lead to a patchwork of state-level regulations and enforcement actions, increasing our compliance burden and operational complexity. We may face a higher risk of investigations, fines, and litigation initiated by state authorities, which could have a material adverse effect on our financial condition and results of operations;
•Reputational risk: The perception of weakened consumer protection oversight may erode consumer trust in the financial services industry, including our Company. Any negative publicity or consumer backlash resulting from perceived or actual lapses in consumer protection could damage our reputation, leading to a loss of customers and revenue;
•Operational challenges: Adapting to a shifting regulatory landscape requires significant resources and may divert management’s attention from other strategic initiatives. The need to monitor and respond to varying state-level regulations and enforcement actions could strain our compliance and legal departments, potentially impacting our overall operational efficiency; and
•Financial impact: Increased legal and compliance costs, potential fines, and settlements arising from state-level enforcement actions could have a direct financial impact on our company. Additionally, any adverse legal outcomes could negatively affect our stock price and shareholder value.

We are actively monitoring developments related to the CFPB, state attorneys general, and other federal and state regulators. However, continued regulatory uncertainty could materially affect our business operations and financial performance.
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
We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, has and could in the future lead to public enforcement actions or lawsuits and fines, penalties, injunctive relief, and the need to obtain additional licenses that we do not currently possess. For example, in the case of the inquiry initiated by the DFPI with respect to Program Loans, and subsequent litigation, we sought declaratory and injunctive relief in response to action by the DFPI. In February 2026, the Court issued a Tentative Statement of Decision, which grants our summary judgment motion, dismissing the DFPI’s cross-claims alleging violations of the CFL; however, the DFPI retains the right to appeal, and the ultimate resolution of this matter remains subject to further proceedings. Even if we prevail, our involvement in any such matters, whether tangential or otherwise, could cause significant harm to our reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could be material to our business, results of operations, financial condition and cash flows and could have a material adverse effect on our business, financial condition or results of operations.
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
We maintain a compliance program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the USA PATRIOT Act and U.S. economic sanctions laws administered by the OFAC. This program includes policies, procedures, processes and other internal controls designed to identify, monitor, manage and mitigate the risk of money laundering and terrorist financing and engaging in transactions involving sanctioned countries persons and entities. These controls include procedures and processes to detect and report suspicious transactions, perform borrower due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We are also subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and the U.S. Travel Act, which prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. We have implemented an anti-corruption policy to ensure compliance with these anti-corruption and anti-bribery laws. Our programs and controls may not be effective to ensure compliance with all applicable anti-money laundering and anti-terrorism financing, economic sanctions, and anti-corruption laws and regulations, and our failure to comply with these laws and regulations could subject us to significant sanctions, fines, penalties, contractual liability to our bank partners or institutional investors, and reputational harm, all of which could harm our business.
Risks Related to Loan Funding and Indebtedness
Our warehouse facilities expose us to certain risks, and we may not be able to access the whole loan sales markets, or secured warehouse credit facilities, in the future, which may require us to seek more costly financing.
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
During periods of financial disruption, including periods of inflation, rising interest rates, tightening credit conditions, imposition of tariffs and increased economic volatility, the credit market has in the past and may, in the future, constrain. In addition, other matters, such as (i) accounting standards applicable to the foregoing transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions, could result in decreased investor demand, or increased competition from other institutions that undertake similar transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act and the so-called “Volcker Rule,” may affect the type of transactions that we are able to complete.
If it is not possible or economical for us to engage in whole loan or participation rights sales in the future, we would need to seek alternative financing to support our loan funding programs and to meet our existing debt obligations. Such funding may not be available on commercially reasonable terms, or at all. If the cost of such loan funding mechanisms were to be higher than that of our whole loan and participation right sales, the fair value of the finance receivables and participation rights would likely be reduced, which would negatively impact our results of operations. If we are unable to access such financing, our ability to originate loans and acquire participation rights in loans originated by our bank partners and our results of operations, financial condition and liquidity would be materially adversely affected.
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
Under our credit facilities we make numerous representations and warranties concerning the characteristics of the loans facilitated on our platform, or participation rights with respect thereto, sold and transferred in connection with such transactions, including representations and warranties that the loans meet the eligibility requirements of those facilities. If those representations and warranties were not accurate when made, we may be required to repurchase the underlying loans or participation rights. Failure to repurchase so-called ineligible receivables when required could constitute an event of default or termination event under our credit facilities. Historically, we have not had to repurchase loans or participations rights as a result of inaccurate representations or warranties related to loans facilitated on our platform. While only a small number of loans or participation rights have been historically repurchased by us, we may not have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of loans or participation rights, or significant in scope, across multiple pools of loans or participation rights. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition and results of operations could be adversely affected.
We rely on borrowings under our warehouse credit facilities to fund certain aspects of our operations, and any inability to meet our obligations as they come due or to comply with various covenants could harm our business.
We rely on borrowings under our warehouse credit facilities, through our SPEs, to partially finance the purchase of participation rights in loans originated by our bank partners through our platform. These warehouse credit facilities are secured by the participation rights, which we generally hold on our balance sheet until we can liquidate them. As of December 31, 2025, outstanding borrowings under these warehouse credit facilities were $321.4 million. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information about our warehouse credit facilities.
Our warehouse credit facilities impose operating and financial covenants on the SPEs, and under certain events of default, the lenders could require that all outstanding borrowings become immediately due and payable or terminate their agreements with us. We have in the past, and may in the future, fail to comply with certain operating or financial covenants in our credit agreements, requiring waivers from our lenders. If we are unable to repay our obligations at maturity or in the event of default, the borrowing SPEs may have to liquidate the participation rights held as collateral at an inopportune time or price or, if the lender liquidated the participation rights, the SPE, and in certain situations we, would have to pay any amount by which the original purchase price exceeded their sale price. An event of default would negatively impact our ability to purchase participation rights in loans originated by our bank partners on our platform and require us to rely on alternative funding sources, which might increase our costs or which might not be available when needed. If we were unable to arrange new or alternative methods of financing on favorable terms, or at all, we might have to curtail our specialty finance programs, which could have an adverse effect on our bank partners’ ability or willingness to originate new loans, which in turn would have an adverse effect on our business, results of operations and financial condition.

Changes in interest rates could adversely affect our performance.
Our results of operations depend to a great extent on our net interest and loan related income, which is related to the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as borrowings under our credit facilities. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates. The interest rates of borrowings under some of our credit facilities are based on floating interest rates and are sensitive to factors that are beyond our control, including domestic and international economic conditions and the policies of various governmental and regulatory agencies, including the Federal Reserve. The monetary policies of the Federal Reserve, implemented through open market operations, the federal funds rate targets, the discount rate for banking borrowings and reserve requirements, affect prevailing interest rates. For instance, between February 2023 and July 2023, the Federal Open Market Committee of the Federal Reserve Board raised interest rates by 100 basis points, while between September 2024 and December 2025, it decreased interest rates by 175 basis points. A material change in any of these policies could affect the cost of borrowings under our credit facilities which in turn could have an adverse effect on our business, results of operations and financial condition.
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
At December 31, 2025, (i) the Company’s public stockholders owned approximately 31.7% of the Company’s Common Stock and the Members owned approximately 68.3% of the Company’s Common Stock. The ownership percentage does not take into account (i) the Warrants; (ii) the issuance of any shares under the OppFi Inc. 2021 Equity Incentive Plan or the OppFi Inc. 2021 Employee Stock Purchase Plan; or (iii) any shares of Class A Common Stock that may be repurchased pursuant to the Repurchase Program (as defined below). To the extent that any shares of Class A Common Stock are issued upon exercise of the Warrants or pursuant to our incentive plan or employee stock purchase plan, current stockholders may experience substantial dilution, and to the extent any shares of Class A Common Stock are repurchased pursuant to the Repurchase Program, the relative ownership interest of the Members will increase. This dilution, or increase in the relative ownership interest of the Members could, among other things, further limit the ability of our current stockholders to influence management of our company.
We may not be able to comply with the continued listing standards of the NYSE.
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
As of December 31, 2025, approximately 58.7 million Retained OppFi-LLC Units (“Initial Shares”) may be exchanged for shares of our Class A Common Stock by the Members pursuant to the Members’ Exchange Rights, and may be sold without any contractual restriction by the Members. Pursuant to the lock-up restrictions agreed to in connection with the Investor Rights Agreement, beginning on the nine month anniversary of the Closing (unless earlier waived by the Company in its capacity as the sole manager of OppFi-LLC), all of the Retained OppFi-LLC Units held by the Members may be exchanged, upon the exercise of such Members’ Exchange Rights, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the OppFi-LLC A&R LLCA. Assuming the full exercise of the Exchange Rights by all of the Members, the Members will own 68.3% of our Class A Common Stock.
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
On August 26, 2025, the Board authorized an increase to our share repurchase program (the “2024 Repurchase Program”) to repurchase an additional $20.0 million of the Company’s Class A Common Stock bringing the total authorization to $40.0 million. The 2024 Repurchase Program will expire in April 2027. During the years ended December 31, 2025 and 2024, OppFi repurchased 1,541,949 and 1,034,710 shares, respectively, of Class A Common Stock, which were held as treasury stock, for an aggregate purchase price of $15.5 million and $3.6 million, respectively, at an average purchase price per share of $10.04 and $3.41, respectively. As of December 31, 2025, $20.9 million of the repurchase authorization under the 2024 Repurchase Program remained available.
Following the expiration of the Repurchase Program, any decision to approve a new share repurchase program will be made by the Board from time to time based on the Board’s evaluation of the best interests of the Company and our stockholders

We cannot guarantee that any additional shares of Class A Common Stock will be repurchased under the Repurchase Program or that it will enhance long-term stockholder value. The timing and amount of any repurchases will depend on market conditions and other requirements. The Repurchase Program could affect the trading price of our securities and increase volatility, and any announcement of a pause in, or termination of, a program may result in a decrease in the trading price of our securities. In addition, the Repurchase Program could diminish our cash reserves.
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
The Charter includes a forum selection clause. The charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring any: (i) derivative action or proceeding; (ii) action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or the charter or bylaws; or (iv) action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim (A) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following the determination), (B) that is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under federal securities laws, including the Securities Act. Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. This forum selection clause may also discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition. Notwithstanding the foregoing, the forum selection clause will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the exclusive forum.
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
•sales of substantial amounts of Class A Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rate changes, the impact of tariffs, inflation, monetary policy changes, fuel prices, international currency fluctuations and acts of war or terrorism.
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
A recent ruling by the Court of Chancery in Delaware introduced uncertainty as to whether Section 242(b)(2) of the DGCL required a separate vote in favor of at least a majority of the outstanding shares of Class A Common Stock, in addition to a vote in favor of at least a majority of the outstanding shares of Class A and Class B Common Stock, voting together as a single class, to properly authorize an increase or decrease in the aggregate number of authorized shares of such Class A Common Stock. At a special meeting of the stockholders of the Company held on July 16, 2021 (the “Special Meeting”), a majority of the then-outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, voting together as a single class, voted to approve the Company’s Second Amended and Restated Certificate of Incorporation, which, among other things, increased the authorized capital stock from 401,000,000 shares, consisting of 380,000,000 shares of Class A Common Stock, 20,000,000 shares of Class B Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 per share, to 501,000,000 shares, consisting of 500,000,000 shares of common stock, including (i) 379,000,000 shares of Class A Common Stock, (ii) 6,000,000 shares of Class B Common Stock, and (iii) 115,000,000 shares of Class V Voting Stock and 1,000,000 shares of preferred stock by creating an additional 100,000,000 shares of common stock (the “Capitalization Amendment”). Notwithstanding the fact that the proxy statement relating to the Special Meeting did not disclose that a separate vote of the Class A Common Stock was required, a majority of the then-outstanding shares of Class A Common Stock voted in favor of the Capitalization Amendment. Accordingly, we do not believe that the Delaware ruling applies to us. However, if the Court of Chancery in Delaware were to determine that this ruling does apply to us, this or any other failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations and, with respect to the Capitalization Amendment, require us to seek relief with the Delaware Court of Chancery.

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
The SCG Holders and their affiliates collectively hold 68.3% of total voting power of all outstanding shares of Common Stock, voting together as a single class. Additionally, the Company has entered into the Investor Rights Agreement, pursuant to which the SCG Holders’ Representative has the right to nominate five directors to the Board.
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
In the event of a conflict between our interests and the interests of the SCG Holders and their affiliates, we have adopted policies and procedures, specifically a Code of Ethics and a Related Party Transactions Policy, to identify, review, consider and approve such conflicts of interest. In general, if an affiliate of a director, executive officer or significant stockholder, including the SCG Holders and their affiliates, intends to engage in a transaction involving us, that director, executive officer or significant stockholder must report the transaction for consideration and approval by our audit committee. However, our efforts and policies to eliminate the potential impacts of conflicts of interest may not be effective.
Warrants are exercisable for our Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2025, we had outstanding (i) Warrants to purchase 14,426,562 shares of Class A Common Stock, exercisable at $11.50 per share and (ii) Warrants to purchase 912,500 shares of Class A Common Stock, exercisable at $15 per share. The shares of Class A Common Stock issuable upon exercise of our Warrants will result in dilution to the then existing holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of shares Class A Common Stock in the public market could adversely affect the market price of our Class A Common Stock.
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
Our Warrants have been issued under a Warrant Agreement between the Warrant Agent, and us. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, and examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a Warrant.
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
We are no longer a “smaller reporting company” within the meaning of Regulation S-K which subjects us to expanded public reporting requirements that may increase our costs.
As of the end of fiscal year 2025, we no longer qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. As a result, we are no longer eligible to take advantage of the reduced disclosure obligations that are applicable to smaller reporting companies, including, among other things, the ability to provide only two years of audited financial statements, reduced executive compensation disclosure and exemption from the auditor internal controls attestation requirement of the Sarbanes-Oxley Act. Accordingly, we are either now subject to the full disclosure requirements applicable to public companies that do not qualify as smaller reporting companies, or would be so subject following this Annual Report on 10-K, but have voluntarily elected to comply with such requirements in this Annual Report on Form 10-K.

The loss of smaller reporting company status has increased, and may continue to increase our legal, accounting and compliance costs, require additional management time and attention, and place additional demands on our systems and resources. If we are not able to comply with the changing requirements in a timely manner or with adequate compliance, the trading price of our securities could decline and we could be subject to investigations by the SEC or other regulatory authorities that would require additional financial and management resources. In addition, the increased disclosure requirements applicable to us may make comparisons of our financial statements and other disclosure with those of prior periods, or with those of other companies that continue to qualify as smaller reporting companies, more difficult.
Our only principal asset is our interest in OppFi-LLC, and accordingly we depend on distributions from OppFi-LLC to pay distributions, taxes, other expenses, and make any payments required to be made by us under the Tax Receivable Agreement.
We are a holding company and have no material assets other than our ownership of the OppFi-LLC Units. We are not expected to have independent means of generating revenue or cash flow, and our ability to pay our taxes, operating expenses, and pay any dividends in the future, if any, will be dependent upon the financial results and cash flows of OppFi-LLC. OppFi-LLC may not generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants under debt instruments, will permit such distributions. If OppFi-LLC does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. In the event that we are required to borrow additional funds it could adversely affect our liquidity and subject us to additional restrictions imposed by lenders.
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
Additionally, OppFi-LLC generally is not subject to any entity-level U.S. federal income tax, but it may be liable under certain federal income tax legislation for adjustments to its tax return, absent an election to the contrary. In the event OppFi-LLC’s calculations of taxable income are incorrect, OppFi-LLC and/or its members, including us, in later years may be subject to material liabilities pursuant to this federal income tax legislation and its related guidance.
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
In connection with the Business Combination, the Members were deemed for U.S. federal (and applicable state and local) income tax purposes to have sold to us OppFi-LLC Units and may in the future exchange their OppFi-LLC Units, together with the cancellation of an equal number of shares of Class V Voting Stock, for shares of our Class A Common Stock (or cash) pursuant to the OppFi-LLC A&R LLCA, subject to certain conditions and transfer restrictions as set forth therein and in the Investor Rights Agreement. These sales and exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of OppFi-LLC. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions allocable to us and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had such sales and exchanges never occurred.
We have entered into the Tax Receivable Agreement, which generally provides for the payment by us of 90% of certain net tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi-LLC Units for Class A Common Stock (or cash) pursuant to the OppFi-LLC A&R LLCA and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are our obligation and not of OppFi-LLC. The actual increase in our allocable share of OppFi-LLC’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange and the amount and timing of the recognition of our income. Many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, but we expect that any such payments will be substantial and could have a material adverse effect on our financial condition.
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
As of December 31, 2025, approximately 58.7 million Initial Shares may be exchanged for shares of our Class A Common Stock by the Members pursuant to the Members’ Exchange Rights, and may be sold without any contractual restriction by the Members. Pursuant to the lock-up restrictions agreed to into in connection with the Investor Rights Agreement, beginning on the nine month anniversary of the Closing (unless earlier waived by the Company in its capacity as the sole manager of OppFi-LLC), each Retained OppFi-LLC Unit (other than the Initial Shares) held by the Members may be exchanged, upon the exercise of such Members’ Exchange Rights, for either one share of Class A Common Stock or, at the election of the Company in its capacity as the sole manager of OppFi-LLC, the cash equivalent of the market value of one share of Class A Common Stock, pursuant to the terms and conditions of the OppFi-LLC A&R LLCA. The deemed exchanges in the business combination and any exchanges pursuant to the OppFi-LLC A&R LLCA, are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of OppFi-LLC. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge.
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
The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to platform businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain and could exceed the amount of applicable reserve, if any.
In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. Such changes to current law or new legislation could adversely effect our business and could require us to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements.
We may face various indirect tax audits in various U.S. jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about or challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. For example, many states are becoming increasingly active in asserting nexus for business activity purposes and imposing indirect taxes on activities conducted over the internet. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest and could otherwise harm our business, financial condition and results of operations.
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

U.S. federal tax laws and regulations are complex and subject to change, including as a result of new legislation, administrative changes, judicial decisions and changes in enforcement priorities. The Tax Cuts and Jobs Act (the “Tax Act”) contain significant changes to U.S. tax law, including a reduction in the corporate income tax rate and a transition to a new territorial system of taxation. The primary impact of the Tax Act on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate.

More recently, the U.S. enacted the OBBBA, which makes permanent many provisions of the Tax Act and also introduces additional changes affecting individuals and businesses. Additional legislative proposals and enacted measures, including those included in the OBBBA, may further alter U.S. tax policy. Such changes could include, among other things, adjustments to corporate tax rates, limitations on certain deductions, changes to the taxation of cross-border activities or revisions to tax credits or other incentives. The OBBBA did not have a significant impact on our fiscal year 2025 consolidated financial statements, but the impact of the OBBBA will likely be subject to ongoing technical guidance and accounting interpretation by the current presidential administration, which we will continue to monitor and assess, and we will continue to evaluate its potential impact on our future consolidated financial statements.

As we expand the scale of our business activities, any changes in the U.S. taxation of such activities, or interpretation thereof, may increase our effective tax rate, reduce the value of our deferred tax assets or otherwise harm our business, financial condition and results of operations. In addition, changes in tax laws or regulations could increase our compliance costs and administrative burdens.

We cannot predict whether, when, or to what extent future tax legislation, including further amendments or guidance related to the OBBBA, will be enacted or how such changes will be applied to our business. Any such changes could materially and adversely affect our business, financial condition and results of operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY

Cybersecurity Risk Management and Strategy

We confront substantial cybersecurity risks driven by various factors. These risks are rooted in the range of systems we work to safeguard against cyberattacks, and the technical sophistication of our products and systems. Additionally, our reliance on third-party products, services, and components adds complexity to our risk landscape.

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

Cybersecurity Governance

Our Board of Directors and management are actively involved in the oversight of our risk management program, with cybersecurity representing a critical component to ensure alignment with our strategic objectives. The Audit Committee directly oversees and regularly reviews our cybersecurity program, receiving periodic reports from our Chief Information Security Officer (“CISO”) on various matters including risk assessment results, progress of risk reduction initiatives, feedback from external auditors, control maturity assessments, and relevant internal and industry cybersecurity incidents.

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

Our corporate information security organization manages and continually enhances a robust enterprise security structure with the goal of averting cybersecurity incidents while increasing our system resilience to minimize the business impact should an incident occur. Led by our CISO, who reports to the Chief Technology Officer (“CTO”), our corporate information security organization is composed of seasoned professionals, some holding certifications such as Certified Information Systems Security Professional or Certified Information Security Manager. Our CTO has served in various leadership roles in information technology for over 20 years, including a nine-year tenure as the Chief Technology Officer at a fintech company. He holds a bachelor’s degree in computer engineering and a master’s degree in information systems. Our CISO, with over 20 years of leadership experience in IT and security, was a CISO at a financial services company before joining OppFi. She has an MBA and a master’s degree in Computer Information Systems and is a Certified Information Security Manager (CISM). Additionally, both the CISO and CTO are members of the Information Security Council, providing regular updates to our senior management team regarding our cybersecurity program, mitigation strategy, and progress.

ITEM 2.     PROPERTIES
OppFi’s corporate headquarters is located in Chicago, Illinois and consists of approximately 79,928 square feet under a lease that expires in 2030. We sublease 10,481 square feet to a subtenant under a five-year lease that expires on August 31, 2030. OppFi believes that its facilities are adequate for its current needs and that, if necessary, additional facilities will be available to accommodate the expansion of its business. We do not own any real property.

ITEM 3.    LEGAL PROCEEDINGS
See “Legal contingencies” of Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Stockholders
The Company’s Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OPFI.” As of March 10, 2026, there were 29 stockholders of record of our Class A Common Stock and 1 stockholder of record of our Class V Voting Stock. In addition to holders of record of our Class A Common Stock, we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock is held of record by banks, brokers, and other financial institutions.

Dividend Policy
During the year ended December 31, 2025, the Company paid a dividend of $0.25 per share. The declaration of cash dividends in the future is subject to the discretion of our Board of Directors and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, and other relevant factors.

Stock Performance Graph
The following graph compares the cumulative total shareholder returns of OppFi Class A Common Stock, the Russell 2000 Index and the NYSE Financial Sector Index during the five-year period ended December 31, 2025. The graph assumes $100 was invested on December 31, 2020 with dividends being reinvested.

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
On April 9, 2024, the Company announced that its Board of Directors (the “Board”) had authorized a program to repurchase (the “2024 Repurchase Program”) up to $20.0 million in the aggregate of shares of Class A Common Stock.
On August 26, 2025, the Company announced that its Board had authorized an increase to the 2024 Repurchase Program to repurchase an additional $20.0 million of Class A Common Stock, bringing the total authorization to $40.0 million. The 2024 Repurchase Program will expire in April 2027.

The following table summarizes our share repurchases during the fourth quarter of the fiscal year ended December 31, 2025.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the 2024 Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2024 Repurchase Program
October 1 - October 31, 2025	387,755	$9.94	387,755	$25,232,509
November 1 - November 30, 2025	443,764	9.67	443,764	20,932,504
December 1 - December 31, 2025	—	—	—	—
Total	831,519	$9.80	831,519	$20,932,504

Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to equity compensation plans will be set forth in the Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2025.

ITEM 6.     [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” of this Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW

We are a tech-enabled digital finance platform that partners with banks to offer financial products and services to everyday Americans. Through this transparent and responsible platform, which emphasizes financial inclusion and exceptional customer experience, we assist consumers who are underserved by traditional financing options in building improved financial health. OppLoans by OppFi maintains a 4.4/5.0 star rating on Trustpilot based on over 5,400 reviews, positioning us among the top consumer-rated financial platforms online. We also hold a 35% equity interest in Bitty Holdings, LLC (“Bitty”), a credit access company that provides revenue-based financing and other working capital solutions to small businesses.

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

HIGHLIGHTS

Our financial results as of and for the year ended December 31, 2025 are summarized below:
•Net income increased 74.4% to $146.2 million from $83.8 million for the years ended December 31, 2025 and 2024, respectively;
•Basic and diluted earnings per share (“EPS”) increased $0.63 to $0.99 from $0.36 for the years ended December 31, 2025 and 2024, respectively;

•Adjusted net income (“Adjusted Net Income”)(1) increased 69.1% to $139.8 million from $82.7 million for the years ended December 31, 2025 and 2024, respectively;
•Adjusted earnings per share (“Adjusted EPS”)(1) increased $0.64 to $1.59 from $0.95 for the years ended December 31, 2025 and 2024, respectively;
•Total revenue increased 13.5% to $597.1 million from $526.0 million for the years ended December 31, 2025 and 2024, respectively;
•Net originations increased 12.2% to $899.3 million from $801.5 million for the years ended December 31, 2025 and 2024, respectively;
•Ending receivables increased 16.0% to $493.1 million from $425.2 million as of December 31, 2025 and 2024, respectively; and

(1) Adjusted EPS and Adjusted Net Income are non-GAAP financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see the section titled “Non-GAAP Financial Measures” below.

KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for our operations as of and for the years ended December 31, 2025 and 2024. Percentages presented are calculated from the underlying whole-dollar amounts.

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

The following table presents total net originations (defined as gross originations net of transferred balance on refinanced loans), total retained net originations (defined as the portion of total net originations with respect to which we ultimately purchased a receivable from our bank partners), and percentage of net originations by new loans for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Total net originations	$899,270	$801,514	$97,756	12.2%
Total retained net originations	791,124	732,799	58,325	8.0%
Percentage of net originations by new loans	42.1%	44.0%	N/A	(4.2)%

Total net originations increased to $899.3 million for the year ended December 31, 2025 from $801.5 million for the year ended December 31, 2024. The 12.2% increase was a result of increased demand from both new and returning customers and improvements to our credit model allowing for higher average loan sizes. Total retained net originations increased to $791.1 million for the year ended December 31, 2025 from $732.8 million for the year ended December 31, 2024. The 8.0% increase for the year ended December 31, 2025 was a result of the growth in total net originations, partially offset by the growth in the percentage of loans retained by our bank partners.

Total net originations of new loans as percentage of total loans decreased to 42.1% for the year ended December 31, 2025 from 44.0% for the year ended December 31, 2024. The decrease was a result of originations growth from refinance and returning customers outweighing originations growth from new customers.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of December 31, 2025 and 2024 (in thousands):

	As of December 31,		Change
	2025	2024	$	%
Ending receivables	$493,118	$425,240	$67,878	16.0%

Ending receivables increased to $493.1 million as of December 31, 2025 from $425.2 million as of December 31, 2024. The 16.0% increase was primarily driven by higher retained net originations and improvements to our credit model allowing for longer term loans and higher average loan sizes.

Average Yield

Average yield represents total revenue from the period as a percent of average receivables. Receivables are defined as the unpaid principal balances of loans. The following table presents average yield for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024	%
Average yield	133.5%	131.4%	1.5%

Average yield increased to 133.5% for the year ended December 31, 2025 from 131.4% for the year ended December 31, 2024. The 1.5% increase was driven by an increase in the average statutory rate due to the expansion of pricing initiatives.

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

The following table presents net charge-offs as a percentage of total revenue and as a percentage of average receivables for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024	%
Net charge-offs as % of total revenue	37.0%	39.1%	(5.5)%
Net charge-offs as % of average receivables	49.4%	51.4%	(4.0)%

Net charge-offs as a percentage of total revenue decreased to 37.0% for the year ended December 31, 2025 from 39.1% for the year ended December 31, 2024. The decrease was mainly a result of a higher yielding portfolio over the period for the reasons discussed above in “Average Yield”. Net charge-offs as a percentage of average receivables decreased to 49.4% for the year ended December 31, 2025 from 51.4% for the year ended December 31, 2024. The decrease was mainly a result of higher average receivables balances over the period.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan processor or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024	%
Auto-approval rate	79.2%	76.5%	3.6%

Auto-approval rate increased to 79.2% for the year ended December 31, 2025 from 76.5% for the year ended December 31, 2024, driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS

The following table presents our consolidated results of operations for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

				% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenue:
Interest on finance receivables	$591,769	$521,227	$505,430	13.5%	3.1%
Other revenue	5,281	4,736	3,519	11.5	34.6
	597,050	525,963	508,949	13.5	3.3
Change in fair value of finance receivables	(215,868)	(204,443)	(231,419)	5.6	(11.7)
Provision for credit losses on finance receivables	—	(42)	(4,348)	(100.0)	(99.0)
Net revenue	381,182	321,478	273,182	18.6	17.7
Expenses:(a)
Salaries and employee benefits	60,695	60,475	60,680	0.4	(0.3)
Direct marketing costs	50,890	49,208	50,562	3.4	(2.7)
Interest expense and amortized debt issuance costs	39,367	44,708	46,750	(11.9)	(4.4)
Professional fees	20,103	21,574	18,027	(6.8)	19.7
Technology costs	12,433	12,171	12,543	2.2	(3.0)
Payment processing fees	6,589	7,119	10,439	(7.4)	(31.8)
Depreciation and amortization	5,159	9,621	12,735	(46.4)	(24.5)
Occupancy	4,127	4,030	4,431	2.4	(9.0)
Exit costs, net	(1,449)	2,983	—	(148.6)	—
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	—	—	(2,983)	—	100.0
General, administrative and other	16,590	15,053	13,643	10.2	10.3
Total expenses	214,504	226,942	226,827	(5.5)	0.1
Income from operations	166,678	94,536	46,355	76.3	103.9
Other (expense) income:
Change in fair value of warrant liabilities	(11,347)	(8,244)	(4,976)	37.6	65.7
Income from equity method investment	4,974	1,442	—	244.9	—
Other (expense) income, net	(4,173)	318	431	(1411.7)	(26.2)
Income before income taxes	156,132	88,052	41,810	77.3	110.6
Income tax expense	9,885	4,215	2,331	134.5	80.8
Net income	146,247	83,837	39,479	74.4	112.4
Less: net income attributable to noncontrolling interest	119,918	76,579	40,484	56.6	89.2
Net income (loss) attributable to OppFi Inc.	$26,329	$7,258	$(1,005)	262.8%	821.8%

Earnings (loss) per common share attributable to OppFi Inc.:
Earnings (loss) per common share:
Basic	$0.99	$0.36	$(0.06)
Diluted	$0.99	$0.36	$(0.06)
Weighted average common shares outstanding:
Basic	26,506,458	20,145,606	16,391,199
Diluted	26,506,458	20,145,606	16,391,199

(a) Beginning with the quarter ended September 30, 2025, for all periods presented, we aligned our expense classifications as presented in the Consolidated Statements of Operations.

Comparison of the years ended December 31, 2025 and 2024

Total Revenue

Total revenue is calculated as the sum of interest on finance receivables and other revenue. The majority of our revenue is earned from interest on finance receivables from outstanding loans. We also earn revenue from interest earned on interest bearing deposits, servicing fees charged to our bank partners, and referral fees related primarily to our “Turn-Up” and “Turn-Down” programs.

Total revenue increased by $71.1 million, or 13.5%, to $597.1 million for the year ended December 31, 2025 from $526.0 million for the year ended December 31, 2024. The increase was due to higher average receivables balances throughout the period, as well as a higher yield on the balances, largely driven by higher average statutory rates.

Change in Fair Value of Finance Receivables

Change in fair value of finance receivables consists of gross charge-offs incurred in the period on the installment finance receivables, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $215.9 million for the year ended December 31, 2025, which was comprised of $263.9 million of gross charge-offs, offset by $43.1 million of recoveries and a positive fair value adjustment of $4.9 million, up from $204.4 million for the year ended December 31, 2024, which was comprised of $240.4 million of gross charge-offs, offset by $34.7 million of recoveries and a positive fair value adjustment of $1.3 million. The fair value adjustment for the year ended December 31, 2025 had a positive impact due to the increase in receivables over the period combined with a slight increase to the fair value premium.

Net Revenue

Net revenue is equal to total revenue less the change in fair value of, and provision for credit losses on, finance receivables. Net revenue increased by $59.7 million, or 18.6%, to $381.2 million for the year ended December 31, 2025 from $321.5 million for the year ended December 31, 2024. The increase was due to the increase in total revenue, partially offset by the increase in change in fair value of finance receivables.

Expenses

Expenses include costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and general and administrative expenses.

Expenses decreased by $12.4 million, or 5.5%, to $214.5 million for the year ended December 31, 2025 from $226.9 million for the year ended December 31, 2024. The decrease in expenses was primarily driven by lower interest expense resulting from paying down debt and rate decreases, as well as lower capitalized technology amortization expense. The decrease was partially offset by higher direct marketing costs resulting from the expansion of our direct mail channel. Expenses as a percent of total revenue decreased from 43.1% to 35.9% for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations increased by $72.1 million to $166.7 million for the year ended December 31, 2025 from $94.5 million for the year ended December 31, 2024. This increase was driven primarily by higher total revenue and lower expenses, partially offset by higher change in fair value of finance receivables, as a result of the reasons stated above.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities resulted in losses of $11.3 million and $8.2 million for the years ended December 31, 2025 and 2024, respectively. The changes are largely attributed to the changes in the share price of our Class A common stock over the period.

Income from Equity Method Investment

On July 31, 2024, we acquired 35% of the outstanding equity securities of Bitty. We determined that we do not have a controlling financial interest in Bitty, but do exercise significant influence, and therefore the investment was accounted for under the equity method. Our proportionate share of Bitty’s earnings was $5.0 million for the year ended December 31, 2025, an increase of $3.5 million from $1.4 million for the year ended December 31, 2024.

Other (Expense) Income, Net

Other expense, net of $4.2 million for the year ended December 31, 2025 was comprised of a $4.5 million legal contingency, net of expected insurance recoveries, partially offset by income attributed to the sublease of one of our office facilities of $0.3 million. Other income of $0.3 million for the year ended December 31, 2024 was comprised of income attributed to the sublease of one of our office facilities.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, income from equity method investment, and other (expense) income, net. Income before income taxes increased by $68.1 million, or 77.3%, to $156.1 million for the year ended December 31, 2025 from $88.1 million for the year ended December 31, 2024 driven by the increases to income from operations and income from equity method investment, partially offset by the greater loss from the change in fair value of warrant liabilities for the reasons stated above.

Income Tax Expense

Income tax expense of $9.9 million for the year ended December 31, 2025 increased by $5.7 million from $4.2 million for the year ended December 31, 2024. The increase in income tax expense is attributed to both higher income before income taxes and the increase in our effective tax rate, largely due to OppFi Inc.’s increasing ownership in OppFi-LLC.

Net Income

Net income is the difference between income before income taxes and income tax expense. Net income increased by $62.4 million to $146.2 million for the year ended December 31, 2025 from $83.8 million for the year ended December 31, 2024 for the reasons stated above.

Net Income Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $26.3 million for the year ended December 31, 2025, an increase from $7.3 million for the year ended December 31, 2024. As a result of our Up-C structure, the underlying income or expense components are generally the economic interest in OppFi-LLC’s income or loss, expenses related to our status as a public company, and the change in fair value of warrant liabilities. For the year ended December 31, 2025, income from economic interest was $53.6 million, partially offset by loss from change in fair value of warrant liabilities of $11.3 million, income tax expense of $10.0 million, and general and administrative expenses of $6.0 million, for net income attributable to OppFi Inc. of $26.3 million. For the year ended December 31, 2024, income from economic interest was $21.5 million, partially offset by loss from change in fair value of warrant liabilities of $8.2 million, income tax expense of $4.2 million, and general and administrative expenses of $1.8 million, for a net income attributable to OppFi Inc. of $7.3 million.

Diluted Earnings per Share

For the years ended December 31, 2025 and 2024, our outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share as the inclusion of these shares would have had an antidilutive effect under the if-converted method. Under the if-converted method, shares of our Class V Voting Stock are assumed to be exchanged, together with Class A common units of OppFi-LLC (“OppFi Units”), into shares of our Class A Common Stock as of the beginning of the period.

Comparison of the years ended December 31, 2024 and 2023

For a comparison of our results of operations for the years ended December 31, 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025.

CONDENSED BALANCE SHEETS

Comparison of the years ended December 31, 2025 and 2024

The following table presents our condensed balance sheet as of December 31, 2025 and 2024 (in thousands). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	Year Ended December 31,		Change
	2025	2024	$	%
Assets
Cash and restricted cash	$93,263	$88,288	$4,975	5.6%
Finance receivables at fair value	546,236	473,696	72,540	15.3
Equity method investment	19,076	19,194	(118)	(0.6)
Other assets	95,515	59,993	35,522	59.2
Total assets	$754,090	$641,171	$112,919	17.6%
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$46,171	$33,290	$12,881	38.7%
Other liabilities	51,235	39,802	11,433	28.7
Total debt	321,353	318,758	2,595	0.8
Warrant liabilities	26,455	15,108	11,347	75.1
Total liabilities	445,214	406,958	38,256	9.4
Total stockholders’ equity	308,876	234,213	74,663	31.9
Total liabilities and stockholders’ equity	$754,090	$641,171	$112,919	17.6%

Total cash and restricted cash increased by $5.0 million as of December 31, 2025 driven primarily by growth in cash provided by operating activities, partially offset by growth in finance receivables acquired as well as various financing activities, including the pay down of the remainder of our term loan, common stock repurchases, and dividends paid. Finance receivables at fair value increased by $72.5 million as of December 31, 2025 mainly driven by originations growth and term extension initiatives in 2025. Equity method investment decreased by $0.1 million as of December 31, 2025 mainly due to cash distributions from Bitty. Other assets increased by $35.5 million as of December 31, 2025 mainly due to an increase in property, equipment, and internal-use software, net of $14.0 million, largely related to development work on our new loan management software system, and an increase in the deferred tax asset of $10.6 million.

Accounts payable and accrued expenses increased by $12.9 million as of December 31, 2025 driven by an increase in accrued expenses of $11.0 million and an increase in accounts payable of $1.9 million. Other liabilities increased by $11.4 million as of December 31, 2025 driven by an increase in the tax receivable agreement liability of $13.3 million, partially offset by a decrease in the operating lease liability of $1.9 million. Total debt increased by $2.6 million as of December 31, 2025 driven primarily by an increase in the utilization of revolving lines of credit to fund receivables growth, partially offset by the pay down of the remainder of our term loan. Warrant liabilities increased by $11.3 million as of December 31, 2025 due to the increase in the valuation of the warrants correlated with the increase in the share price of our Class A Common Stock over the period. Total stockholders’ equity increased by $74.7 million as of December 31, 2025 mainly driven by net income, stock-based compensation, and the deferred tax asset, partially offset by distributions to members of OppFi-LLC, payments to the members of OppFi-LLC pursuant to the Tax Receivable Agreement, and common stock repurchases and dividends paid.

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

The following table presents reconciliations of non-GAAP financial measures for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	Year Ended December 31,			% Change
(Unaudited)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net income	$146,247	$83,837	$39,479	74.4%	112.4%
Income tax expense	9,885	4,215	2,331	134.5	80.8
Other expense (income), net	4,173	(318)	(431)	1411.7	(26.3)
Change in fair value of warrant liabilities	11,347	8,244	4,976	37.6	65.7
Other adjustments, net(a)	12,218	12,024	7,928	1.6	51.7
Adjusted EBT	183,870	108,002	54,283	70.2	99.0
Less: pro forma taxes(b)	44,111	25,337	12,789	74.1	98.1
Adjusted net income	$139,759	$82,665	$41,494	69.1%	99.2%

Adjusted earnings per share	$1.59	$0.95	$0.49
Weighted average diluted shares outstanding	87,947,364	86,652,427	85,051,304

(a) For the year ended December 31, 2025, other adjustments, net of $12.2 million included $10.0 million in expenses related to stock compensation, $1.2 million in expenses related to legal matters, $0.9 million in expenses related to severance, $0.8 million in expenses related to the tax receivable agreement liability, $0.5 million in expenses related to corporate development, and $0.2 million in expenses related to an adjustment to the Company’s outstanding lease obligations, partially offset by a $1.4 million addback related to the partial forgiveness of remaining expenses related to OppFi Card’s exit activities. For the year ended December 31, 2024, other adjustments, net of $12.0 million included $5.3 million in expenses related to stock compensation, $3.0 million in expenses related to OppFi Card’s exit activities, $1.8 million in expenses related to legal matters, $1.3 million in expenses related to severance, and $0.7 million in expenses related to corporate development. For the year ended December 31, 2023, other adjustments, net of $7.9 million included $4.1 million in expenses related to provision for credit losses on the OppFi Card finance receivables, $4.1 million in expenses related to stock compensation, $1.5 million in expenses related to corporate development, $0.9 million in expenses related to retention and severance, and $0.3 million in expenses related to legal matters, partially offset by a $3.0 million addback from the reclassification of OppFi Card finance receivables from assets held for sale to assets held for investment at amortized cost. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.99% for the year ended December 31, 2025, 23.46% for the year ended December 31, 2024, and 23.56% for the year ended December 31, 2023, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

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

The following tables present reconciliations of non-GAAP financial measures for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	Year Ended December 31,
(Unaudited)	2025	2024	2023
Weighted average Class A common stock outstanding	26,506,458	20,145,606	16,391,199
Weighted average Class V voting stock outstanding	60,114,665	65,619,358	68,357,926
Dilutive impact of restricted stock units	1,090,206	789,783	261,595
Dilutive impact of performance stock units	39,440	72,802	40,584
Dilutive impact of stock options	196,595	24,679	—
Dilutive impact of employee stock purchase plan	—	199	—
Weighted average diluted shares outstanding	87,947,364	86,652,427	85,051,304

	Year Ended December 31,
(In thousands, except share and per share data)	2025		2024		2023
(Unaudited)	$	Per Share	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		87,947,364		86,652,427		85,051,304
Net income	$146,247	$1.66	$83,837	$0.97	$39,479	$0.46
Income tax expense	9,885	0.11	4,215	0.05	2,331	0.03
Other expense (income), net	4,173	0.05	(318)	—	(431)	(0.01)
Change in fair value of warrant liabilities	11,347	0.13	8,244	0.10	4,976	0.06
Other adjustments, net(a)	12,218	0.14	12,024	0.14	7,928	0.09
Adjusted EBT	183,870	2.09	108,002	1.25	54,283	0.64
Less: pro forma taxes(b)	44,111	0.50	25,337	0.29	12,789	0.15
Adjusted net income	$139,759	$1.59	$82,665	$0.95	$41,494	$0.49

(a) For the year ended December 31, 2025, other adjustments, net of $12.2 million included $10.0 million in expenses related to stock compensation, $1.2 million in expenses related to legal matters, $0.9 million in expenses related to severance, $0.8 million in expenses related to the tax receivable agreement liability, $0.5 million in expenses related to corporate development, and $0.2 million in expenses related to an adjustment to the Company’s outstanding lease obligations, partially offset by a $1.4 million addback related to the partial forgiveness of remaining expenses related to OppFi Card’s exit activities. For the year ended December 31, 2024, other adjustments, net of $12.0 million included $5.3 million in expenses related to stock compensation, $3.0 million in expenses related to OppFi Card’s exit activities, $1.8 million in expenses related to legal matters, $1.3 million in expenses related to severance, and $0.7 million in expenses related to corporate development. For the year ended December 31, 2023, other adjustments, net of $7.9 million included $4.1 million in expenses related to provision for credit losses on the OppFi Card finance receivables, $4.1 million in expenses related to stock compensation, $1.5 million in expenses related to corporate development, $0.9 million in expenses related to retention and severance, and $0.3 million in expenses related to legal matters, partially offset by a $3.0 million addback from the reclassification of OppFi Card finance receivables from assets held for sale to assets held for investment at amortized cost. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.99% for the year ended December 31, 2025, 23.46% for the year ended December 31, 2024, and 23.56% for the year ended December 31, 2023, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over two years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Unrestricted cash	$49,451	$61,344
Undrawn debt	203,647	206,242

As of December 31, 2025, we had $49.5 million in unrestricted cash, a decrease of $11.9 million from December 31, 2024. As of December 31, 2025, we had an additional $203.6 million of unused debt capacity under our financing facilities for future availability, representing a 39% overall undrawn capacity, a decrease from $206.2 million as of December 31, 2024. The decrease in undrawn debt was driven primarily by an increase in the utilization of revolving lines of credit to fund receivables growth. Including total financing commitments of $525.0 million and cash and restricted cash on the balance sheet of $93.3 million, we had approximately $618.3 million in funding capacity as of December 31, 2025.

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

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$401,305	$323,806	$296,146
Net cash used in investing activities	(307,804)	(243,442)	(244,292)
Net cash used in financing activities	(88,526)	(66,019)	(27,581)
Net increase in cash and restricted cash	$4,975	$14,345	$24,273

Comparison of the years ended December 31, 2025 and 2024

Operating Activities

Net cash provided by operating activities was $401.3 million for the year ended December 31, 2025. This was an increase of $77.5 million when compared to net cash provided by operating activities of $323.8 million for the year ended December 31, 2024. Cash provided by operating activities increased mainly due to higher net income.

Investing Activities

Net cash used in investing activities was $307.8 million for the year ended December 31, 2025. This was an increase of $64.4 million when compared to net cash used in investing activities of $243.4 million for the year ended December 31, 2024, mainly due to higher finance receivables acquired and originated, capitalization of technology development expenses, and lower finance receivables repaid and recovered, partially offset by the acquisition of equity method investment in 2024.

Financing Activities

Net cash used in financing activities was $88.5 million for the year ended December 31, 2025. This was an increase of $22.5 million when compared to net cash used in financing activities of $66.0 million for the year ended December 31, 2024, primarily due to an increase in distributions to members of OppFi-LLC, paying down the term loan, repurchases of and dividends paid on common stock, and payments for debt issuance costs, partially offset by increased utilization of revolving lines of credit.

Comparison of the years ended December 31, 2024 and 2023

For a comparison of our consolidated statements of cash flows for the years ended December 31, 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025.

FINANCING ARRANGEMENTS

We, through certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”), have entered into warehouse credit facilities to partially finance the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. In addition, our corporate credit facilities, which were paid in full in March 2025, consisted of revolving loan facilities that were drawn on to finance our operations and for other corporate purposes. These borrowings were generally secured by all the assets of OppFi-LLC that were not otherwise sold or pledged to secure our structured finance facilities, such as assets belonging to our SPEs. For a detailed discussion on financing arrangements refer to Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The following is a summary of OppFi’s borrowings as of December 31, 2025 and 2024, including borrowing capacity as of December 31, 2025 (in thousands):

		Borrowing								Maturity
	Borrower	Capacity	2025	2024	Interest Rate as of December 31, 2025					Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$—	$—	$84,500	SOFR	plus	6.75%			June 2026	(1)
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	62,500	46,875	62,500	SOFR	plus	7.75%			February 2029
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche D)	237,500	132,125	—	SOFR	plus	7.30%			February 2029
Revolving line of credit	Opportunity Funding SPE IX, LLC	—	—	85,871	SOFR	plus	7.50%			December 2026	(2)
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	79,000	—	SOFR	plus	6.00%			September 2029
Revolving line of credit	Gray Rock SPV LLC	75,000	63,353	55,957	SOFR	plus	7.45%			October 2026
Total revolving lines of credit		525,000	321,353	288,828

Term loan, net	OppFi-LLC	—	—	29,930	SOFR	plus	0.11%	plus	10.00%	September 2025	(3)
Total senior debt, net		$525,000	$321,353	$318,758

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting estimate is as follows:

Finance receivables at fair value: We derive the fair value using a discounted cash flow analysis that factors in various inputs and assumptions. The most significant unobservable input is our expected default rate, which represents our estimate of principal payments that will not be repaid over the remaining life of an installment finance receivable. Our expected default rate assumption is developed using the historical performance of our installment finance receivable portfolio and adjustments to reflect management’s judgment of current economic trends and future credit performance.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term related to economic losses due to adverse changes in the fair value of a financial instrument. While market risk embodies several elements, including liquidity and basis risk, the SEC’s market risk rule focuses on price risk. Price risk relates to changes in the level of prices arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments. We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in credit risks.

To derive the fair value of the Company’s finance receivables, we utilize a discounted cash flow analysis that factors in credit risks. As of December 31, 2025, a hypothetical increase of 10% to our expected default rate would decrease our finance receivables at fair value by $25.9 million. As of December 31, 2025, a hypothetical decrease of 10% to our expected default rate would increase our finance receivables at fair value by $25.5 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OppFi Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of OppFi Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or is required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Finance Receivables at Fair Value
The Company’s finance receivables carried at fair value was $546.2 million at December 31, 2025. As described in Notes 1 and 2 of the consolidated financial statements, the Company estimates the fair value of its finance receivables utilizing a valuation model that includes discounted cash flow analyses that factor in the expected default rate over the estimated duration of the underlying finance receivables. The expected default rate assumption is developed using the historical performance of the finance receivable portfolio, adjusted to reflect current economic trends and future credit performance. Management estimates the fair value of these receivables using various assumptions with the significant unobservable input used in the model being the expected default rate.

We have identified the fair value of finance receivables as a critical audit matter because of the unobservable input management uses to estimate fair value and the fact that the expected default rate could result in a significant change in the finance receivables fair value measurement. Auditing the expected default rate assumption involved a degree of complexity, a high degree of auditor judgment and increased audit effort.

The following are the primary procedures we performed to address this critical audit matter:

•We evaluated the design and tested the operating effectiveness of the relevant control related to the valuation of finance receivables at fair value, including management’s control over the evaluation and establishment of the reasonableness of the expected default rate that is used to estimate fair value of finance receivables.

•We tested the completeness and accuracy of the source information derived from internal historical and current data of the Company’s finance receivable portfolio, which is used to establish the historical default rate and adjustments developed by management to arrive at the expected default rate used within the valuation model.

•We evaluated and recalculated the historical default rate and adjustments developed by management.

•We utilized the assistance of auditor-employed valuation specialists in testing management’s process by evaluating the overall methodology used to estimate the fair value of finance receivables.

/s/ RSM US LLP

We have served as the Company’s auditor since 2014.

Chicago, Illinois
March 12, 2026

OppFi Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2025	2024
Assets
Cash(1)	$49,451	$61,344
Restricted cash(1)	43,812	26,944
Total cash and restricted cash	93,263	88,288
Finance receivables at fair value(1)	546,236	473,696
Settlement receivable(1)	—	2,036
Equity method investment	19,076	19,194
Debt issuance costs, net(1)	5,034	2,730
Property, equipment and software, net	27,628	13,676
Operating lease right-of-use assets	8,834	10,583
Deferred tax asset	32,647	21,340
Other assets(1)	21,372	9,628
Total assets	$754,090	$641,171
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$2,773	$879
Accrued expenses(1)	43,398	32,411
Operating lease liabilities	11,424	13,294
Senior debt, net(1)	321,353	318,758
Warrant liabilities	26,455	15,108
Tax receivable agreement liability	39,811	26,508
Total liabilities	445,214	406,958
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of December 31, 2025 and 2024)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 30,552,601 shares issued and 27,272,028 shares outstanding as of December 31, 2025 and 23,774,639 shares issued and 22,036,015 shares outstanding as of December 31, 2024)	3	2
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of December 31, 2025 and 2024)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 58,698,241 and 64,189,434 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	6	7
Additional paid-in capital	113,508	93,903
Accumulated deficit	(33,505)	(55,127)
Treasury stock, at cost (3,280,573 and 1,738,624 shares as of December 31, 2025 and 2024, respectively)	(21,528)	(6,011)
Total OppFi Inc.’s stockholders’ equity	58,484	32,774
Noncontrolling interest	250,392	201,439
Total stockholders’ equity	308,876	234,213
Total liabilities and stockholders’ equity	$754,090	$641,171

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

	December 31,
	2025	2024
Assets of consolidated VIEs, included in total assets above
Cash	$242	$235
Restricted cash	30,097	16,872
Total cash and restricted cash	30,339	17,107
Finance receivables at fair value	462,656	416,859
Settlement receivable	—	2,036
Debt issuance costs, net	5,034	2,730
Other assets	61	11
Total assets	$498,090	$438,743
Liabilities of consolidated VIEs, included in total liabilities above
Accrued expenses	$3,373	$3,191
Senior debt, net	321,353	288,828
Total liabilities	$324,726	$292,019

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Interest on finance receivables	$591,769	$521,227	$505,430
Other revenue	5,281	4,736	3,519
	597,050	525,963	508,949
Change in fair value of finance receivables	(215,868)	(204,443)	(231,419)
Provision for credit losses on finance receivables	—	(42)	(4,348)
Net revenue	381,182	321,478	273,182
Expenses:
Salaries and employee benefits	60,695	60,475	60,680
Direct marketing costs	50,890	49,208	50,562
Interest expense and amortized debt issuance costs	39,367	44,708	46,750
Professional fees	20,103	21,574	18,027
Technology costs	12,433	12,171	12,543
Payment processing fees	6,589	7,119	10,439
Depreciation and amortization	5,159	9,621	12,735
Occupancy	4,127	4,030	4,431
Exit costs, net	(1,449)	2,983	—
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	—	—	(2,983)
General, administrative and other	16,590	15,053	13,643
Total expenses	214,504	226,942	226,827
Income from operations	166,678	94,536	46,355
Other (expense) income:
Change in fair value of warrant liabilities	(11,347)	(8,244)	(4,976)
Income from equity method investment	4,974	1,442	—
Other (expense) income, net	(4,173)	318	431
Income before income taxes	156,132	88,052	41,810
Income tax expense	9,885	4,215	2,331
Net income	146,247	83,837	39,479
Less: net income attributable to noncontrolling interest	119,918	76,579	40,484
Net income (loss) attributable to OppFi Inc.	$26,329	$7,258	$(1,005)

Earnings (loss) per common share attributable to OppFi Inc.:
Earnings (loss) per common share:
Basic	$0.99	$0.36	$(0.06)
Diluted	$0.99	$0.36	$(0.06)
Weighted average common shares outstanding:
Basic	26,506,458	20,145,606	16,391,199
Diluted	26,506,458	20,145,606	16,391,199

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity
Balance, December 31, 2022	14,760,566	$2	94,937,285	$9	$65,501	$(63,546)	$(2,460)	$159,644	$159,150
Exchange of Class V shares	3,039,092	—	(3,039,092)	—	5,349	960	—	(6,309)	—
Issuance of common stock under equity incentive plan	979,216	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	189,622	—	—	—	328	—	—	—	328
Exercise of stock options	18,651	—	—	—	59	—	—	—	59
Stock-based compensation	—	—	—	—	4,067	—	—	—	4,067
Tax withholding on vesting of restricted stock units	(136,287)	—	—	—	(280)	—	—	—	(280)
Member distributions	—	—	—	—	—	—	—	(10,230)	(10,230)
Tax receivable agreement	—	—	—	—	459	—	—	—	459
Deferred tax asset	—	—	—	—	997	—	—	—	997
Net (loss) income	—	—	—	—	—	(1,005)	—	40,484	39,479
Balance, December 31, 2023	18,850,860	2	91,898,193	9	76,480	(63,591)	(2,460)	183,589	194,029
Exchange of Class V shares	2,943,610	—	(2,943,610)	—	12,758	3,580	—	(16,338)	—
Issuance of common stock under equity incentive plan	1,508,113	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	127,043	—	—	—	294	—	—	—	294
Issuance of Class V shares related to equity investment	—	—	734,851	—	2,836	—	—	—	2,836
Forfeiture of Class V shares related to forfeiture of earnout units	—	—	(25,500,000)	(2)	2	—	—	—	—
Stock-based compensation	—	—	—	—	5,270	—	—	—	5,270
Tax withholding on vesting of restricted stock units	(358,901)	—	—	—	(1,335)	—	—	—	(1,335)
Purchase of treasury stock	(1,034,710)	—	—	—	—	—	(3,551)	—	(3,551)
Common stock dividend ($0.12 per share)	—	—	—	—	—	(2,374)	—	—	(2,374)
Member distributions	—	—	—	—	—	—	—	(42,391)	(42,391)
Tax receivable agreement	—	—	—	—	(1,082)	—	—	—	(1,082)
Deferred tax asset	—	—	—	—	(1,320)	—	—	—	(1,320)
Net income	—	—	—	—	—	7,258	—	76,579	83,837
Balance, December 31, 2024	22,036,015	$2	64,189,434	$7	$93,903	$(55,127)	$(6,011)	$201,439	$234,213

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity - Continued
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Accumulated	Treasury	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Stock	Interest	Equity
Balance, December 31, 2024	22,036,015	$2	64,189,434	$7	$93,903	$(55,127)	$(6,011)	$201,439	$234,213
Exchange of Class V shares	5,491,193	1	(5,491,193)	(1)	10,758	1,707	—	(12,465)	—
Issuance of common stock under equity incentive plan	1,648,205	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	78,665	—	—	—	423	—	—	—	423
Stock-based compensation	—	—	—	—	9,988	—	—	—	9,988
Exercise of warrants	375	—	—	—	5	—	—	—	5
Exercise of stock options	400	—	—	—	1	—	—	—	1
Tax withholding on vesting of restricted stock units	(440,876)	—	—	—	(4,601)	—	—	—	(4,601)
Purchase of treasury stock	(1,541,949)	—	—	—	—	—	(15,517)	—	(15,517)
Common stock dividend ($0.25 per share)	—	—	—	—	—	(6,414)	—	—	(6,414)
Member distributions	—	—	—	—	—	—	—	(58,500)	(58,500)
Tax receivable agreement	—	—	—	—	(9,845)	—	—	—	(9,845)
Deferred tax asset	—	—	—	—	12,876	—	—	—	12,876
Net income	—	—	—	—	—	26,329	—	119,918	146,247
Balance, December 31, 2025	27,272,028	$3	58,698,241	$6	$113,508	$(33,505)	$(21,528)	$250,392	$308,876

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$146,247	$83,837	$39,479
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	215,868	204,443	231,419
Provision for credit losses on finance receivables	—	42	4,348
Depreciation and amortization	5,159	9,621	12,735
Debt issuance cost amortization	3,173	2,409	2,428
Stock-based compensation expense	9,988	5,270	4,067
Loss on disposition of equipment	2	5	3
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	—	—	(2,983)
Impairment of right of use asset	155	—	—
Tax receivable agreement liability adjustment	1,166	75	163
Deferred income taxes	4,902	3,442	1,667
Change in fair value of warrant liabilities	11,347	8,244	4,976
Gain on forgiveness of debt	—	—	(113)
Income from equity method investment	(4,974)	(1,442)	—
Distributions received from equity method investment	5,092	1,050	—
Noncash litigation expense	4,500	—	—
Changes in assets and liabilities:
Accrued interest receivable	283	(285)	(2,258)
Settlement receivable	2,036	(132)	96
Operating lease, net	(276)	(170)	(90)
Other assets	(3,244)	555	3,478
Accounts payable	1,894	(3,563)	(1,896)
Accrued expenses	(2,013)	10,405	(1,373)
Net cash provided by operating activities	401,305	323,806	296,146

Cash flows from investing activities:
Finance receivables acquired and originated	(1,277,945)	(1,226,071)	(1,221,333)
Finance receivables repayments	989,254	1,011,605	986,032
Purchases of equipment and capitalized technology	(19,113)	(13,010)	(8,991)
Acquisition of equity method investment	—	(15,966)	—
Net cash used in investing activities	(307,804)	(243,442)	(244,292)

Cash flows from financing activities:
Member distributions	(58,500)	(42,391)	(10,230)
Payments of secured borrowing payable	—	—	(643)
Borrowings of senior debt - revolving lines of credit	253,274	217,049	186,730
Payments of senior debt - revolving lines of credit	(220,749)	(211,434)	(199,252)
Payments of senior debt - term loan	(30,000)	(20,000)	—
Payments of notes payable	—	(1,449)	(2,581)
Payments for debt issuance costs	(5,407)	(828)	(1,712)
Proceeds from employee stock purchase plan	423	294	328
Exercise of warrants	5	—	—
Exercise of stock options	1	—	59
Payments of tax withholdings on vesting of restricted stock units	(4,601)	(1,335)	(280)
Payments on tax receivable agreement liability	(1,041)	—	—
Purchase of treasury stock	(15,517)	(3,551)	—
Dividend paid on common stock	(6,414)	(2,374)	—
Net cash used in financing activities	(88,526)	(66,019)	(27,581)

Net increase in cash and restricted cash	4,975	14,345	24,273

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash and restricted cash
Beginning	$88,288	$73,943	$49,670
Ending	$93,263	$88,288	$73,943

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$36,112	$42,573	$43,725
Income taxes paid	$6,093	$475	$73

Supplemental disclosure of noncash activities:
Adjustments to additional paid-in capital as a result of tax receivable agreement	$(9,845)	$(1,082)	$459
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$12,876	$(1,320)	$997
Issuance of Class V shares related to equity investment	$—	$2,836	$—
Forfeitures of Class V shares related to forfeiture of earnout units	$—	$2	$—
Operating lease right of use asset recognized	$—	$—	$159
Operating lease liability recognized	$—	$—	$159
Reclassification of finance receivables held for sale to held for investment	$—	$—	$2,637
Prepaid insurance financed with promissory notes	$—	$—	$2,414

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

OppFi is organized as a C corporation that owns an equity interest in Opportunity Financial, LLC (“OppFi-LLC”), a Delaware limited liability company, in what is commonly referred to as an umbrella partnership C corporation (“Up-C”) structure in which substantially all of the assets and the business of the Company are held by OppFi-LLC and its subsidiaries. OppFi’s only direct assets consist of Class A common units of OppFi-LLC (“OppFi Units”). As of December 31, 2025 and 2024, OppFi owned approximately 31.7% and 25.6% of the OppFi Units, respectively, and controlled OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) are beneficially owned by the members of OppFi-LLC (“Members”). OppFi Shares, LLC (“OFS”), a Delaware limited liability company, holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

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

As part of OppFi-LLC’s overall funding strategy, OppFi-LLC entered into credit agreements with unrelated third parties. Under the terms of these credit agreements, the SPEs use the proceeds from the credit facility to acquire receivables from direct and indirect wholly owned subsidiaries of OppFi-LLC, and the lender receives first priority lien on all of the entity’s assets. OppFi-LLC continues to service the assets in accordance with the terms of the agreement but is required to maintain a backup servicing agreement. These transactions are accounted for as senior debt in which these variable interest entities (“VIEs”) hold all assets on their balance sheet, which collateralize their debt.

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

Basis of presentation and consolidation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of OppFi Inc. and OppFi-LLC with its direct and indirect wholly owned subsidiaries and consolidated VIEs. All significant intercompany transactions and balances have been eliminated in consolidation.

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

To assess whether the Company has the primary beneficiary power, it considers the activities that most significantly impact the VIE’s economic performance and determine whether the Company or another party, if any, has the power to direct these activities of the VIE. The Company also considers the nature, purpose and activities of the VIE and the Company’s involvement, including exposure to loss, with the VIE.
As of December 31, 2025, the Company determined that all entities subject to the consolidations guidance are VIEs for which the Company is the primary beneficiary. While Gray Rock SPV LLC is not owned by OppFi-LLC, Gray Rock SPV LLC was determined to be a VIE. The Company directs the activities of Gray Rock SPV LLC that most significantly impact economic

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

performance. Additionally, the Company has the obligation to absorb losses of the Gray Rock SPV LLC that could potentially be significant. As the primary beneficiary of Gray Rock SPV LLC, the Company has consolidated the financial statements of Gray Rock SPV LLC.

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

The judgments, assumptions, and estimates used by management are based on historical experience, management’s experience and qualitative factors. The areas subject to significant estimation techniques include, but are not limited to, the determination of fair value of installment finance receivables and warrants, valuation allowance of deferred tax assets and income tax provision. For the aforementioned estimates, it is reasonably possible the recorded amounts or related disclosures could significantly change in the near future as new information is available.

Reclassifications: Certain line items in the consolidated statements of cash flows for the years end December 31, 2024 and 2023, have been reclassified to conform to the comparative period presentation for the year end December 31, 2025, specifically the presentation on the finance receivables acquired and originated and repayments and the borrowings and payments of the Company’s senior debt - revolving lines of credit.

Finance receivables acquired and originated and repayments were previously presented on a net basis that excluded transferred balance on refinanced loans and are now presented on a gross basis to include transferred balance on refinanced loans. These reclassifications have no effect on net cash used in investing activities or on total cash flows for the periods presented.

Borrowings and payments of the Company’s senior debt - revolving lines of credit were previously presented on a net basis as net advance (payments) of senior debt - revolving lines of credit and are now presented on a gross basis as borrowings of senior debt - revolving lines of credit and payments of senior debt - revolving lines of credit. These reclassifications have no effect on net cash used in financing activities or on total cash flows for the periods presented.

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

Participation rights purchase obligations: OppFi-LLC has entered into bank partnership arrangements with certain Banks insured by the FDIC. Under the terms and conditions of the bank partnership agreements, the Banks originate finance receivables based on criteria provided by OppFi-LLC. The issuing Bank earns interest during an initial hold period and owns the economic interest in the finance receivables. After the initial holding period, OppFi-LLC is committed to acquire participation rights in the economic interest in the finance receivables originated by the Banks, net of bank partnership retention, plus accrued interest (“Participation Rights”). OppFi-LLC also provides certain services for these receivables in its capacity of sub-servicer pursuant to the terms of the servicing agreement between the Bank and OppFi-LLC. To facilitate these relationships, OppFi-LLC formed direct and indirect wholly owned subsidiaries which acquire the Participation Rights and sell these rights to certain of the other OppFi subsidiaries, which in turn, pledge the Participation Rights to their respective lenders. The Company accounts for the Participation Rights as a finance receivable. As part of these bank partnership arrangements, the Banks have the ability to retain a percentage of the finance receivables they have originated, and OppFi-LLC’s Participation Rights are reduced by the percentage of the finance receivables retained by the Banks. For the years ended December 31, 2025 and 2024, all finance receivables were originated through the bank partnership arrangements. As of December 31, 2025 and 2024, the unpaid principal balance of finance receivables outstanding for purchase was $9.0 million and $7.1 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Finance receivables at fair value: The Company’s installment finance receivables are carried at fair value in the consolidated balance sheets and the changes in fair value are included in change in fair value of finance receivables in the consolidated statements of operations. To derive the fair value, the Company generally utilizes discounted cash flow analyses that factor in estimated losses and prepayments over the estimated duration of the underlying assets. Loss and prepayment assumptions are determined using historical loss data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Accrued interest are included in finance receivables at fair value in the consolidated balance sheets. Interest income is included in interest and loan related income in the consolidated statements of operations. The Company’s charge-off policy was based on a review of delinquent finance receivables on a loan by loan basis. Finance receivables are charged off at the earlier of the time when accounts reach 90 days past due on a recency basis, when the Company receives notification of a customer bankruptcy, or is otherwise deemed uncollectible.

Delinquency: The Company determines the past due status on a recency basis, which is defined as the last time a qualifying payment is made on an account. Finance receivables are considered delinquent at 30 days or more past due.

Settlement receivable: In accordance with the Company’s credit agreement with UMB Bank, N.A., customer payments are collected by the Company and then deposited into a commercial bank account held by UMB Bank, N.A. on behalf of the Company until the Company settled with UMB Bank, N.A. As of December 31, 2024, the Company did not record an allowance for doubtful accounts against the settlement receivable as potential write-offs were deemed immaterial. In connection with the Company’s termination of its Revolving Credit Agreement, dated as of December 14, 2022 (as amended, the “Prior SPV IX Agreement”) effective on September 29, 2025, customer payments are no longer collected by the Company and then deposited into a commercial bank account held by UMB Bank, N.A.

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

On July 31, 2024 (the “Acquisition Date”), the Company acquired a 35% equity interest in Bitty Holdings, LLC (“Bitty”) for (i) a cash payment of $15.2 million and (ii) 734,851 OppFi Units, valued at approximately $2.8 million as of the Acquisition Date. The Company also incurred transaction costs of approximately $0.7 million. The Company also holds call options issued by Bitty, which entitle it to purchase additional equity interests of 30% and 35% within a specific time period from the date that is three and six years from the Acquisition Date, respectively, at six times the trailing twelve months post-tax earnings. The Company determined that it does not have a controlling financial interest in Bitty but does exercise significant influence and therefore, the investment is accounted for under the equity method. The basis difference between the Company’s carrying value and proportionate share of Bitty’s book value is primarily attributable to identifiable intangible assets totaling $2.8 million and equity method goodwill totaling $13.9 million as of the Acquisition Date. The identifiable intangible assets will be amortized over four years. For the years ended December 31, 2025 and 2024, amortization expense related to identifiable intangible assets of $0.7 million and $0.3 million, respectively, was included in income from equity method investment in the consolidated statements of operations.
Debt issuance costs: Debt issuance costs are capitalized and amortized based on the contractual terms of the related debt agreements using the straight-line method. Amortization of debt issuance costs is included in interest expense and amortized debt issuance costs in the consolidated statements of operations.

Property and equipment: Furniture, fixtures, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation of furniture, fixtures and equipment and amortization of leasehold improvements computed under both straight-line and accelerated methods for financial reporting and income tax purposes, respectively, based on the estimated useful lives of the assets generally as follows: furniture and fixtures - five years; office equipment - three years; and leasehold improvements are amortized over the shorter of the useful life of the assets or the term of the lease.

Capitalized technology: Software development costs related to internal-use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage that meet the criteria for capitalization are capitalized, and amortized when the software is ready for its intended use, using the straight-line basis, over the estimated useful life of the software, which is generally two years. The Company capitalized software costs associated with application development totaling $17.1 million and $12.1 million during the years ended December 31, 2025 and 2024, respectively. The Company also capitalized interest associated with

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

application development totaling $1.8 million and $0.2 million during the years ended December 31, 2025 and 2024. Amortization expense, which is included in depreciation and amortization in the consolidated statements of operations, totaled $4.7 million, $9.0 million, and $12.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Warrants: The Company’s warrants do not meet the criteria for equity treatment due to a provision in the warrant agreement governing such warrants (“Warrant Agreement”) related to certain tender or exchange offer provisions; as such, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value reported in the change in fair value of warrant liabilities in the consolidated statements of operations. Redeemable warrants exercisable for OppFi’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) are valued at market price based on the observable traded price in an active market (“Public Warrants”). The Company utilizes a Black-Scholes-Merton (“Black-Scholes”) option-pricing model to value the outstanding private placement warrants (“Private Placement Warrants”) issued in connection with the Company’s initial public offering at each reporting period.

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

In general, cash tax savings result in a year when the tax liability of the Company for the year, computed without regard to the deductions attributable to the amortization or depreciation of the basis increase and other deductions that arise in connection with the payment of the cash consideration under the TRA or the exchange of Retained OppFi Units for Class A Common Stock, would be more than the tax liability for the year taking into account such deductions. Payments under the TRA will not be due until the Company is able to reduce an actual cash tax liability by the amortization of the basis increase on a filed tax return. OppFi began to make payments to the Members pursuant to the TRA in 2025.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Loss contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Treasury stock: The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity in the consolidated balance sheets. The Company accounts for the reissuance of treasury stock on the first-in, first out method. The Company did not reissue or retire treasury stock during the years ended December 31, 2025, 2024 and 2023.

Stock-based compensation: The Company measures stock-based compensation expense based on the fair value of awards as determined on the date of the grant. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period, which is the requisite service period, beginning on the grant date. The Company accounts for forfeitures when they occur. The fair value of stock options is based on the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of stock options. The fair value of restricted stock units and performance stock units is estimated using the market price of the Company’s Class A Common Stock on the date of grant.

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

Exit costs, net: Costs associated with exit activities include contract termination costs and other costs associated with exit activities. In January 2024, the Company completed the previously disclosed wind down and exited its OppFi Card product. In accordance with the provisions of FASB ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability for $2.9 million for costs related to contracts associated with its OppFi Card product that will continue to be incurred under these contracts for their remaining term without economic benefit to the Company. The Company recorded these costs and changes in the amount of estimate cash flow in exit costs, net in the consolidated statements of operations.

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

Income taxes: OppFi-LLC is organized as a partnership for U.S. income tax purposes, and therefore is not subject to tax on its earnings, as the taxable income and deductions are passed to the Members who are responsible for income tax based upon their allocable share of OppFi-LLC’s income. Following the Closing, the Company’s consolidated financial statements include the accounts of OppFi and OppFi-LLC. OppFi is subject to corporate income taxes in the United States based upon its activities and its allocable share of taxable income from OppFi-LLC at the federal and state level, therefore the amount of income taxes recorded prior to the Closing are not representative of the expenses expected in the future.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Earnings (loss) per common share: Basic earnings (loss) per common share available to common stockholders is computed by dividing the net income (loss) attributable to OppFi by the weighted average number of shares of common shares outstanding during the period. Diluted earnings per share available to common stockholders is computed using the treasury stock method, which gives effect to potentially dilutive common stock equivalents of OppFi outstanding during the period, and the if-converted method, which gives effect to both the potentially dilutive common stock equivalents outstanding during the period as well as an assumed full exchange of OppFi Units into Class A Common Stock of OppFi as of the beginning of the period. For the if-converted method, earnings are also adjusted to reflect all income of OppFi-LLC inuring to the benefit of OppFi and taxed accordingly. In periods in which the Company reports a net loss attributable to OppFi, diluted loss per common share available to common stockholders would be the same as basic loss per common share available to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 68.3% and 74.4% of the economic ownership percentage of OppFi-LLC as of December 31, 2025 and 2024, respectively. In accordance with the provisions of FASB ASC 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the consolidated statements of operations.

Fair value disclosure: FASB ASC 820, Fair Value Measurement, established a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.

FASB ASC 820 provides a framework for measuring fair value under generally accepted accounting principles. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the nature of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Accounting pronouncements issued and adopted: In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of ASU 2023-09 is to provide guidance on the enhanced income tax disclosure requirements. The guidance requires an entity to disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The Company adopted ASU 2023-09 for the annual reporting period beginning January 1, 2025, with retrospective application to all prior periods presented. See Note 10. Income Taxes for additional information.

Accounting pronouncements issued and not yet adopted: In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The purpose of ASU 2024-03 is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The purpose of ASU 2025-01 is to clarify the effective date of ASU 2024-03. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The purpose of ASU 2025-11 is to clarify interim disclosure requirements and the applicability of Topic 270. ASU 2025-11 also requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2. Finance Receivables at Fair Value

The components of installment finance receivables at fair value as of December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Unpaid principal balance of finance receivables - accrual	$454,542	$394,030
Unpaid principal balance of finance receivables - non-accrual	38,576	31,210
Unpaid principal balance of finance receivables	$493,118	$425,240

Finance receivables at fair value - accrual	$524,577	$452,438
Finance receivables at fair value - non-accrual	3,590	2,906
Finance receivables at fair value, excluding accrued interest receivable	528,167	455,344
Accrued interest receivable	18,069	18,352
Finance receivables at fair value	$546,236	$473,696

Difference between unpaid principal balance and fair value	$35,049	$30,104

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finance receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of December 31, 2025 and 2024, the aggregate unpaid principal balance of installment finance receivables 90 days or more past due on a contractual basis was $16.4 million and $14.4 million, respectively. As of December 31, 2025 and 2024, the fair value of installment finance receivables 90 days or more past due on a contractual basis was $1.5 million and $1.3 million, respectively.

Changes in the fair value of installment finance receivables at fair value for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Balance at the beginning of the period	$473,696	$463,320	$457,296
Acquired and originated	1,277,945	1,226,056	1,219,516
Repayments	(989,254)	(1,011,524)	(984,338)
Accrued interest receivable	(283)	287	2,265
Charge-offs, net (1)	(220,813)	(205,755)	(220,895)
Net change in fair value (1)	4,945	1,312	(10,524)
Balance at the end of the period	$546,236	$473,696	$463,320

(1) Included in change in fair value of finance receivables in the consolidated statements of operations.

The estimated amount of losses included in earnings attributable to changes in instrument-specific credit risk was $36.6 million for the year ended December 31, 2025. The credit risk component was driven by the expected default rate assumption applied in the discounted cash flow model. The expected default rate assumption was developed based on historical data of the installment loan portfolio and also included adjustments to reflect management’s judgment of current economic trends and future credit performance.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3. Property, Equipment and Software, Net

Property, equipment and software as of December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Capitalized technology	$86,411	$67,515
Furniture, fixtures and equipment	4,639	4,432
Leasehold improvements	979	979
Total property, equipment and software	92,029	72,926
Less accumulated depreciation and amortization	(64,401)	(59,250)
Property, equipment and software, net	$27,628	$13,676

Note 4. Accrued Expenses

Accrued expenses as of December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Accrued legal expense	$13,000	$—
Accrued payroll and benefits	9,839	10,141
Accrual for services rendered and goods purchased	9,129	12,592
Amount due to bank partners	6,513	3,070
Accrued interest payable	2,601	2,519
Accrued exit costs	180	2,017
Other	2,136	2,072
Total	$43,398	$32,411

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5. Leases

The Company leases its office facilities under a non-cancelable operating lease agreement with an unrelated party through September 2030. The lease agreement includes non-lease components, such as common area maintenance and reimbursements for real estate taxes, which are expensed as incurred as variable lease payments. The lease agreement also includes options to extend or terminate the lease agreement. The Company is not reasonably certain that it will extend or terminate the lease agreement; as such, lease payments do not take into account these options. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants. In connection with the lease agreement, the Company executed a letter of credit in the amount of $1.8 million. As of December 31, 2025 and 2024, there were no outstanding balances on the letter of credit.

On October 10, 2022, the Company entered into a sublease agreement with a third-party to sublease one of its office facilities through August 2025. On January 30, 2025, the Company entered into a new sublease agreement with the third-party sublessee to extend the sublease from August 2025 through August 2030. The new sublease agreement includes an option for the third-party sublessee to terminate the lease agreement. The Company is not reasonably certain that the third-party sublessee will terminate the lease agreement; as such, lease payments do not take into account this option. The Company’s new sublease agreement does not contain any material residual value guarantees or material restrictive covenants. Under the terms of the new sublease agreement, the third-party sublessee provides the Company with an irrevocable letter of credit in the amount of $0.1 million. The Company is entitled to draw on the letter of credit in the event of any default under the terms of the new sublease agreement. The new sublease agreement did not relieve the Company of its primary obligation under its lease agreement. The sublease income to be earned was determined to be less than the costs associated with the primary lease held by the Company. As a result, the Company recorded additional impairment expense of $0.2 million on the new sublease commencement date to adjust its operating lease right-of-use asset, which was included in general, administrative and other in the consolidated statement of operations.

The components of total lease cost for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Operating lease cost	$2,206	$2,300	$2,347
Variable lease expense	1,725	1,604	1,983
Short-term lease cost	160	97	71
Sublease income	(327)	(318)	(318)
Total lease cost	$3,764	$3,683	$4,083

Supplemental cash flow information related to the leases for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,277	$2,476	$2,647
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$—	$—	$159

The aggregate weighted-average remaining lease term and weighted-average discount rate as of December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Weighted-average remaining lease term (in years)	4.8	5.8	6.7
Weighted-average discount rate	5%	5%	5%

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Future minimum operating leases as of December 31, 2025 were as follows (in thousands):

Year	Amount
2026	$2,557
2027	2,633
2028	2,712
2029	2,794
2030	2,144
Total lease payments	12,840
Less: imputed interest	(1,416)
Operating lease liabilities	$11,424

Note 6. Borrowings

The Company’s outstanding borrowings as of December 31, 2025 and 2024, including borrowing capacity as of December 31, 2025, were as follows (in thousands):

	Borrower	Borrowing Capacity	2025	2024	Interest Rate as of December 31, 2025					Maturity Date
Senior debt, net
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche B)	$—	$—	$84,500	SOFR	plus	6.75%			June 2026	(1)
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	62,500	46,875	62,500	SOFR	plus	7.75%			February 2029
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche D)	237,500	132,125	—	SOFR	plus	7.30%			February 2029
Revolving line of credit	Opportunity Funding SPE IX, LLC	—	—	85,871	SOFR	plus	7.50%			December 2026	(2)
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	79,000	—	SOFR	plus	6.00%			September 2029
Revolving line of credit	Gray Rock SPV LLC	75,000	63,353	55,957	SOFR	plus	7.45%			October 2026
Total revolving lines of credit		525,000	321,353	288,828

Term loan, net	OppFi-LLC	—	—	29,930	SOFR	plus	0.11%	plus	10%	September 2025	(3)
Total senior debt, net		$525,000	$321,353	$318,758

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

Revolving line of credit - Opportunity Funding SPE V, LLC

In April 2019, Opportunity Funding SPE V, LLC, a direct wholly owned subsidiary of OppFi LLC, entered into a revolving line of credit agreement with Midtown Madison Management LLC (“OppFi-LLC Midtown Credit Agreement”). Interest is payable monthly. Borrowings are secured by the assets of Opportunity Funding SPE V, LLC. OppFi-LLC provides certain representations and warranties related to the debt. The line of credit agreement is subject to a borrowing base and various financial covenants, including maintaining a minimum tangible net worth and restrictions related to dividend payments.

On July 19, 2023, Opportunity Funding SPE V, LLC entered into an Amended and Restated Revolving Credit Agreement (the “A&R Credit Agreement”), which amended and restated the OppFi-LLC Midtown Credit Agreement. The A&R Credit Agreement amended the revolving credit agreement to, among other things, increase the size of the facility from $200.0 million to $250.0 million. The $250.0 million of availability under the A&R Credit Agreement was comprised of $125.0 million under the existing Tranche B and $125.0 million under a new Tranche C. In addition, Opportunity Funding SPE V, LLC had the ability to request, at any time during the Tranche C commitment period, one (1) increase in the Tranche C committed amount in an amount equal to $25.0 million, resulting in an aggregate Tranche C commitment equal to $150.0 million.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On February 13, 2025, Opportunity Funding SPE V, LLC entered into a Second Amended and Restated Revolving Credit Agreement (the “Second A&R Credit Agreement”), which amended the A&R Credit Agreement to, among other things, increase the size of the facility under the A&R Credit Agreement from $250.0 million to $300.0 million and extend the maturity date to February 13, 2029. The $300.0 million of availability under the Second A&R Credit Agreement is comprised of $62.5 million under the existing Tranche C and $237.5 million under a new Tranche D. Borrowings under Tranche C bear interest at Term Secured Overnight Financing Rate (“SOFR”) plus 7.75% through December 31, 2025 and at Term SOFR plus 7.30% at January 1, 2026 and thereafter. Borrowings under Tranche D bear interest at Term SOFR plus 7.30%. The commitment period under both tranches is until February 13, 2028. A portion of the proceeds of the Second A&R Credit Agreement were used to repay in full the outstanding Tranche B loans under the A&R Credit Agreement.

Revolving line of credit - Opportunity Funding SPE IX, LLC

On December 14, 2022, Opportunity Funding SPE IX, LLC entered into the Prior SPV IX Agreement with UMB Bank N.A. that provided maximum borrowings of $150.0 million. Interest was payable monthly. Borrowings were secured by the assets of Opportunity Funding SPE IX, LLC. OppFi-LLC provides certain representations and warranties related to the debt. The line of credit agreement was subject to a borrowing base and various financial covenants, including maintaining a minimum tangible net worth and restrictions related to dividend payments.

On March 19, 2024, the Company entered into an amendment (the “First Amendment”). The First Amendment, among other things, removed a collateral performance trigger that the Company had previously been out of compliance with.

On September 29, 2025, Opportunity Funding SPE IX, LLC entered into a senior secured Revolving Credit Agreement (the “SPE IX Agreement”) with UMB Bank N.A., as administrative agent and collateral agent, Randolph Receivables 2 LLC, as a lender and as Castlelake Representative, and the lenders party thereto. The SPE IX Agreement provides for maximum borrowings of $150.0 million and a commitment period expiring on September 29, 2028. Borrowings bear interest at Term SOFR plus 6.00%. Interest is payable monthly. The maturity date is September 29, 2029. Borrowings are secured by the assets of Opportunity Funding SPE IX, LLC. The SPE IX Agreement is subject to a borrowing base and various financial covenants, including minimum tangible net worth, liquidity and maximum consolidated debt to tangible net worth.

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

On April 12, 2024, Gray Rock SPV LLC entered into an amendment, which, among other things, extended the revolving commitment termination and maturity dates to April 15, 2026 and October 16, 2026, respectively, and increased the applicable margin rate from 7.25% to 7.45%.

Term loan, net

In November 2018, OppFi-LLC entered into a $25.0 million senior secured multi-draw term loan agreement with Midtown Madison Management LLC (“OppFi-LLC Midtown Term Loan Agreement”), which was secured by a senior secured claim on OppFi-LLC’s assets and a second lien interest in the receivables owned by select OppFi-LLC’s SPEs. Interest is payable monthly. The loan agreement is subject to various financial covenants. In April 2020, OppFi-LLC exercised an option to increase the facility commitment amount to $50.0 million.

On May 30, 2024, the Company entered into an amendment (the “Eleventh Amendment”). The Eleventh Amendment, among other things, replaced the use of the synthetic LIBOR rates due to the cessation of LIBOR on June 30, 2023 with Term SOFR as the benchmark interest rate and amended the optional prepayments provision to allow the Company to voluntarily prepay in part, in minimum amounts of $10.0 million and increments of $10.0 million thereof.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On March 4, 2025, OppFi-LLC paid in full the outstanding obligations under the OppFi-LLC Midtown Term Loan Agreement. Subsequent to the repayments, OppFi-LLC terminated the OppFi-LLC Midtown Term Loan Agreement.

Certain of the Company’s foregoing credit facilities that consist of revolving lines of credit are subject to provisions that provide for a cross-default in the event certain covenants under the relevant agreements are breached.

Total interest expense related to the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $36.2 million, $42.2 million and $44.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

For the year ended December 31, 2025, there was no interest expense related to notes payable. Total interest expense related to notes payable, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

Note 7. Warrants

Public Warrants: As of December 31, 2025 and 2024, there were 14,024,758 and 13,352,317 Public Warrants outstanding, respectively. During the year ended December 31, 2025, 375 Public Warrants were exercised. Also, the number of Public Warrants as of December 31, 2025 and 2024 includes warrants that were initially issued as Private Placement Warrants that are no longer held by their initial holders or their permitted transferees. Each whole Public Warrant entitles the registered holder to purchase one whole share of Class A Common Stock at a price of $11.50 per share. Pursuant to the Warrant Agreement, a holder of Public Warrants may exercise its warrants only for a whole number of shares of Class A Common Stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The Public Warrants will expire on July 20, 2026 at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Private Placement Warrants: As of December 31, 2025 and 2024, there were 1,314,304 and 1,987,120 Private Placement Warrants outstanding, respectively, all of which are non-redeemable and may be exercised on a cashless basis so long as they continue to be held by their initial holders or their permitted transferees. As of December 31, 2025 and 2024, the Private Placement Warrants comprised of 401,804 and 1,074,620 warrants, respectively, to purchase Class A Common Stock at $11.50 per share (“$11.50 Exercise Price Warrants”) and 912,500 warrants to purchase Class A Common Stock at $15.00 per share (“$15 Exercise Price Warrants”). The $11.50 Exercise Price Warrants expire simultaneously with the Public Warrants. The $15 Exercise Price Warrants expire on July 20, 2031 at 5:00 p.m., New York City time, so long as they continue to be held by their initial holders or their permitted transferees, and otherwise expire simultaneously with the Public Warrants.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Share repurchase: On January 6, 2022, the Company’s Board of Directors (“Board”) authorized a program to repurchase (the “2022 Repurchase Program”) up to $20.0 million in the aggregate of shares of Class A Common Stock. Repurchases under the 2022 Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing and amount of the repurchases will depend on market conditions and other requirements. The 2022 Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and the 2022 Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that the Company repurchases under the 2022 Repurchase Program, OppFi-LLC will redeem one Class A common unit of OppFi-LLC held by OppFi, decreasing the percentage ownership of OppFi-LLC by OppFi and relatively increasing the ownership by the Members. The 2022 Repurchase Program expired on December 31, 2023. There were no repurchase activities during the year ended December 31, 2023.

On April 9, 2024, the Board authorized a program to repurchase (the “2024 Repurchase Program”) up to $20.0 million in the aggregate of shares of the Company’s Class A Common Stock. Repurchases under the 2024 Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions, or by other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable legal requirements, including restrictions in the Company’s existing credit facilities. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule 10b5-1, which would permit Class A Common Stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of the repurchases will depend on market conditions and other requirements. The 2024 Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares and the 2024 Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that the Company repurchases under the 2024 Repurchase Program, OppFi-LLC, the Company’s direct subsidiary, will redeem one Class A common unit of OppFi-LLC held by the Company, decreasing the percentage ownership of OppFi-LLC by the Company and relatively increasing the ownership by the other members. On August 26, 2025, the Board authorized an increase to the 2024 Repurchase Program to repurchase an additional $20.0 million of the Company’s Class A Common Stock bringing the total authorization to $40.0 million. The 2024 Repurchase Program will expire in April 2027. During the years ended December 31, 2025 and 2024, OppFi repurchased 1,541,949 and 1,034,710 shares, respectively, of Class A Common Stock, which were held as treasury stock, for an aggregate purchase price of $15.5 million and $3.6 million, respectively, at an average purchase price per share of $10.04 and $3.41, respectively. As of December 31, 2025, $20.9 million of the repurchase authorization under the 2024 Repurchase Program remained available.

Dividend paid: On May 1, 2024, the Company paid a dividend of $0.12 per share ($2.4 million in the aggregate) to stockholders of record of the Company’s Class A Common Stock as of the close of business on April 19, 2024.

On April 18, 2025, the Company paid a dividend of $0.25 per share ($6.4 million in the aggregate) to stockholders of record of the Company’s Class A common stock as of the close of business on April 8, 2025.

The Company did not pay any dividends during the year ended December 31, 2023.

Member distributions: On May 1, 2024, OppFi-LLC paid a special distribution of $0.12 per unit ($10.3 million in the aggregate), which is included in member distributions in the consolidated statements of stockholders’ equity, to holders of record of OppFi Units as of the close of business on April 19, 2024.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On April 18, 2025, OppFi-LLC paid a special distribution of $0.25 per unit ($21.7 million in the aggregate, which is included in the member distributions in the consolidated statements of stockholder’s equity, to holders of record of OppFi Units as of the close of business on April 8, 2025.

OppFi-LLC did not pay any special distributions during the year ended December 31, 2023.

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

On July 21, 2024, the Company determined that the 25,500,000 Earnout Units of OppFi-LLC issued pursuant to the Business Combination Agreement were not earned pursuant to the earnout provisions of the Business Combination Agreement on or prior to the three (3) year anniversary of the closing date of the Business Combination. Accordingly, on such date the Earnout Units were forfeited, for no consideration, by the holders thereof to OppFi-LLC and the 25,500,000 shares of Class V Voting Stock associated with the Earnout Units were forfeited, for no consideration, by OFS to the Company.

Note 9. Stock-Based Compensation

On July 20, 2021, the Company established the OppFi Inc. 2021 Equity Incentive Plan (“Plan”), which provides for the grant of awards in the form of options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to employees, non-employee directors, officers, and consultants. As of December 31, 2025, the maximum aggregate number of shares of Class A Common Stock that may be issued under the Plan was 27,106,245 shares. The maximum aggregate number of shares is subject to annual increases, which began on January 1, 2022, and continues on the first day of each subsequent fiscal year through and including the tenth anniversary of the commencement of the initial annual increase, equal to the lesser of two percent of the number of shares of Class A Common Stock outstanding at the conclusion of the Company’s immediately preceding fiscal year, or an amount determined by the Company’s Board of Directors. As of December 31, 2025, the Company had only granted awards in the form of options, restricted stock units, and performance stock units.

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

A summary of the Company’s stock option activity for the year ended December 31, 2025 is as follows:

(in thousands, except share and per share data)	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,842,192	$13.65	6.6	$1,065
Granted	—	—	—	—
Exercised	(400)	3.17	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2025	1,841,792	$13.65	5.6	$1,748
Vested and exercisable as of December 31, 2025	1,811,516	$13.83	5.6	$1,530

For the years ended December 31, 2025, 2024 and 2023, the Company recognized stock-based compensation of $0.4 million, $0.5 million and $0.6 million, respectively, related to stock options. As of December 31, 2025, the Company had unrecognized stock-based compensation of $41 thousand related to unvested stock options that is expected to be recognized over an estimated weighted-average period of approximately 0.3 years.

The Company did not grant stock options during the years ended December 31, 2025, 2024 and 2023.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Cash received from the exercise of a stock option during the year ended December 31, 2025 was $1 thousand. The total intrinsic value of the stock option exercised during the year ended December 31, 2025 was $2 thousand. There were no stock options exercised during the year ended December 31, 2024. Cash received from the exercise of a stock option during the year ended December 31, 2023 was $59 thousand. The total intrinsic value of the stock option exercised during the year ended December 31, 2023 was $13 thousand.

Restricted stock units: Under the terms of the Plan, the Company may grant awards to employees, officers and directors in the form of restricted stock units (“RSUs”), which collectively represent contingent rights to receive shares of Class A Common Stock. The RSUs granted to employees and officers generally vest over four years with 25% of the RSUs vesting on the first anniversary of the grant date and the remaining 75% vesting quarterly over the remaining 36 months, and the RSUs granted to directors vest on the earlier of the one-year anniversary of grant date or the date of the Company’s next annual meeting of stockholders. Beginning on June 9, 2025, each RSU granted will include a dividend equivalent feature that accrue dividends until the applicable vesting date. If the award is forfeited, the employee will not be entitled to the accrued dividends on those awards. Also, beginning on June 9, 2025, directors will have the opportunity to elect deferral of all or a portion of their RSUs that will be granted during such participation year.

A summary of the Company’s RSU activity for the year ended December 31, 2025 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	1,824,128	$3.15
Granted	1,563,275	9.65
Vested	(1,629,475)	5.59
Forfeited	(128,744)	3.97
Unvested as of December 31, 2025	1,629,184	$6.88

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

For the years ended December 31, 2025, 2024 and 2023, the Company recognized stock-based compensation of $9.4 million, $4.5 million and $3.2 million, respectively, related to RSUs. As of December 31, 2025, total unrecognized compensation expense related to RSUs was $10.2 million which will be recognized over a weighted-average vesting period of approximately 2.1 years.

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

A summary of the Company’s PSU activity for year ended December 31, 2025 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	76,556	$3.41
Granted	—	—
Vested	(57,280)	3.46
Forfeited	—	—
Unvested as of December 31, 2025	19,276	$3.26

The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards based on management’s determination of the probable achievement of the pre-established performance targets. If

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

necessary, the Company adjusts the expense recognized to reflect the actual vested shares following the final determination of the achievement of the pre-established performance targets.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized stock-based compensation of $47 thousand, $0.1 million and $0.2 million, respectively, related to PSUs. As of December 31, 2025, total unrecognized compensation expense related to PSUs was $4 thousand which will be recognized over a weighted-average vesting period of approximately 0.3 years.

Employee stock purchase plan: On July 20, 2021, the Company established the OppFi Inc. 2021 Employee Stock Purchase Plan (“ESPP”). The ESPP permits eligible employees to contribute up to 10% of their compensation, not to exceed the IRS allowable limit, to purchase shares of the Company’s Class A Common Stock during six month offerings. Eligible employees will purchase the shares at a price per share equal to the lesser of 85% of the fair market value of the Company’s Class A Common Stock on the first trading day of the offering period or the last trading day of the offering period. The offering periods begin each January 1 and July 1. As of December 31, 2025, the maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP was 1,892,787 and may consist of authorized but unissued or reacquired shares of Class A Common Stock. The maximum aggregate number of shares of Class A Common Stock that may be issued under the ESPP shall be cumulatively increased on each subsequent January 1, through and including January 1, 2030, by a number of shares equal to the smallest of (a) one percent of the number of shares of Class A Common Stock issued and outstanding on the immediately preceding December 31, (b) 2,400,000 shares, or (c) an amount determined by the Board of Directors.

As of December 31, 2025 and 2024, ESPP employee payroll contributions accrued of $0.3 million and $0.1 million, respectively, are included within accrued expenses in the consolidated balance sheets. Payroll contributions accrued as of December 31, 2025 will be used to purchase shares at the end of the ESPP offering period ended on December 31, 2025. Payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized ESPP compensation expense of $0.2 million, $0.1 million and $0.1 million, respectively.

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

The following table summarizes income tax expense for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Current income tax expense:
Federal	$4,008	$503	$27
State	1,118	248	480
Total current income tax expense	5,126	751	507
Deferred income tax expense:
Federal	4,612	3,118	1,058
State	147	346	766
Total deferred income tax expense	4,759	3,464	1,824
Total income tax expense	$9,885	$4,215	$2,331

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the differences between the effective income tax rate and the federal statutory income tax rate of 21% for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory tax rate	$32,788	21.0%	$18,491	21.0%	$8,780	21.0%
State and local income tax, net of federal income tax effect (1)	1,094	0.7	590	0.6	1,239	3.0
Foreign tax effects	—	—	—	—	—	—
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Effect of cross-border tax laws	—	—	—	—	—	—
Tax credits	(241)	(0.1)	(104)	(0.1)	(72)	(0.2)
Changes in valuation allowances	—	—	—	—	—	—
Nontaxable or nondeductible items
Issuance of warrants	2,383	1.5	1,731	2.0	1,045	2.5
Others	(278)	(0.2)	(279)	(0.3)	122	0.3
Changes in unrecognized tax benefits	60	—	26	—	18	—
Effect of flow-through entity	(25,919)	(16.6)	(16,149)	(18.3)	(8,831)	(21.1)
Other adjustments	(2)	—	(91)	(0.1)	30	0.1
Effective tax rate	$9,885	6.3%	$4,215	4.8%	$2,331	5.6%

(1) For the year ended December 31, 2025, state income taxes in California, Florida, Illinois, Michigan, Minnesota, New Jersey, and Texas made up greater than 50% of the tax effect in this category. For the year ended December 31, 2024, state income taxes in Florida, Texas, and Virginia made up greater than 50% of the tax effect in this category. For the year ended December 31, 2023, state income taxes in California, Florida, Michigan, Tennessee, Texas, and Virginia made up greater than 50% of the tax effect in this category.

The following table summarizes the income taxes paid for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Federal	$5,389	$41	$54
State
Texas	*	232	*
North Carolina	*	110	*
Oregon	*	*	14
Other states	704	92	5
Total income taxes paid	$6,093	$475	$73
* The amount of income taxes paid during the year did not meet the 5% disaggregation threshold.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of deferred tax asset as of December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Investment in partnership	$21,727	$14,076
Tax receivable agreement liability	9,549	6,216
Accrued legal expense	540	—
Intangibles	447	479
Stock compensation	192	107
Net operating loss	—	366
Other	192	96
Deferred tax asset	$32,647	$21,340

As of December 31, 2025, OppFi had utilized all federal and state net operating loss carryovers from prior years. As of December 31, 2024, OppFi had approximately $1.3 million of federal net operating loss carryovers and $1.9 million of state net operating loss carryovers.

At the time of the Business Combination, OppFi recorded a deferred tax asset of $18.9 million with an offset to additional paid-in capital for the difference between the book value and the tax basis of OppFi’s investment in OppFi-LLC. As of December 31, 2025, the related deferred tax asset was $21.7 million. The increase was due to subsequent exchanges and differences between book and taxable income. Based on the Company’s cumulative earnings history and forecasted future sources of taxable income, the Company believes that it will be able to realize the deferred tax assets in the future. As the Company reassesses this position in the future, changes in cumulative earnings history, excluding non-recurring charges, or changes to forecasted taxable income may alter this expectation and may result in an increase in the valuation allowance and an increase in the effective tax rate.

In connection with the Business Combination, the Company entered into the TRA, which provides for payment to the Members of 90% of the U.S. federal, state and local income tax savings realized by the Company as a result of the increases in tax basis and certain other tax benefits related to the transactions contemplated under the Business Combination Agreement and the exchange of Retained OppFi Units for Class A Common Stock or cash. The Company has in effect an election under Section 754 of the Internal Revenue Code and will have such an election effective for each taxable year in which a redemption or exchange (including deemed exchange) of OppFi-LLC interests for shares of Class A Common Stock or cash occurs. The Company will retain the benefit of the remaining 10% of these cash savings. For the period from the closing date of the Company’s business combination through December 31, 2025, the TRA liability increased by $13.3 million (net of a $1.0 million payment) related to exchanges that occurred during that period. The increased expected benefit of the TRA payments resulted in an increase of the deferred tax asset of $3.3 million, with a net offsetting entry to additional paid-in capital and current period expense.

As of December 31, 2025 and 2024, OppFi had unrecognized tax benefit of $0.2 million and $0.1 million, respectively, related to research and development credits allocated from OppFi-LLC. FASB ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the change in unrecognized tax benefits as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Unrecognized tax benefits at beginning of the year	$103	$38
Additions based on tax positions related to the current year	76	27
Additions for tax positions of prior years	49	38
Reductions for tax positions of prior years	—	—
Settlements with taxing authorities	—	—
Other, net	—	—
Net change in unrecognized tax benefits	125	65
Unrecognized tax benefits at end of the year	$228	$103

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA did not have a material impact on the Company’s income tax expense for the year ended December 31, 2025.

Note 11. Fair Value Measurements

Fair value on a nonrecurring basis: As of December 31, 2025 and 2024, the Company has no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 are as follows (in thousands):

		Fair Value Measurements
	2025	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest receivable (1)	$528,167	$—	$—	$528,167

Financial liabilities:
Warrant liability - Public Warrants (2)	20,429	20,429	—	—
Warrant liability - Private Placement Warrants (3)	6,026	—	—	6,026

		Fair Value Measurements
	2024	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest receivable (1)	$455,344	$—	$—	$455,344

Financial liabilities:
Warrant liability - Public Warrants (2)	10,342	10,342	—	—
Warrant liability - Private Placement Warrants (3)	4,766	—	—	4,766

(1) The Company primarily estimates the fair value of its installment finance receivables portfolio using discounted cash flow models that have been internally developed. The model’s inputs include, but not limited to default rate that is unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.

(2) The fair value measurement for the Public Warrants is categorized as Level 1 due to the use of an observable market quote in an active market under the ticker OPFI WS.
(3) The fair value of the Private Placement Warrants is measured using a Black-Scholes option-pricing model; accordingly, the fair value measurement for the Private Placement Warrants is categorized as Level 3.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the years ended December 31, 2025 and 2024, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.
The following table presents the significant assumptions used for the Company’s Private Placement Warrants at December 31, 2025 and 2024:

	2025		2024
	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	3.55%	3.75%	4.17%	4.41%
Expected term (years)	0.6 years	5.6 years	1.6 years	6.6 years
Expected volatility	60.30%	56.80%	47.30%	47.30%
Exercise price	$11.50	$15.00	$11.50	$15.00
Fair value of warrants	$1.54	$4.79	$0.91	$2.69

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2022	$279	$420	$699
Change in fair value	762	767	1,529
Fair value as of December 31, 2023	1,041	1,187	2,228
Change in fair value	1,270	1,268	2,538
Fair value as of December 31, 2024	2,311	2,455	4,766
Change in fair value	(656)	1,916	1,260
Fair value as of December 31, 2025	$1,655	$4,371	$6,026

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of December 31, 2025 and 2024 (in thousands):

		Fair Value Measurements
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash	$49,451	$49,451	$—	$—
Restricted cash	43,812	43,812	—	—
Accrued interest receivable (1)	18,069	18,069	—	—

Financial liabilities:
Accrued interest payable (2)	2,601	2,601	—	—
Senior debt, net	321,353	—	—	321,353

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

		Fair Value Measurements
	2024	Level 1	Level 2	Level 3
Financial assets:
Cash	$61,344	$61,344	$—	$—
Restricted cash	26,944	26,944	—	—
Accrued interest receivable (1)	18,352	18,352	—	—
Settlement receivable	2,036	2,036	—	—

Financial liabilities:
Accrued interest payable (2)	2,519	2,519	—	—
Senior debt, net	318,758	—	—	318,758

(1) Included in finance receivables at fair value in the consolidated balance sheets.
(2) Included in accrued expenses in the consolidated balance sheets.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents selected financial information for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Total revenue	$597,050	$525,963	$508,949

Charge-offs, net	(220,813)	(205,755)	(220,895)
Net change in fair value	4,945	1,312	(10,524)
Change in fair value of finance receivables	(215,868)	(204,443)	(231,419)
Provision for credit losses on finance receivables	—	(42)	(4,348)
Net revenue	381,182	321,478	273,182
Expenses:
Salaries and employee benefits	60,695	60,475	60,680
Direct marketing costs	50,890	49,208	50,562
Interest expense and amortized debt issuance costs	39,367	44,708	46,750
Professional fees	20,103	21,574	18,027
Technology costs	12,433	12,171	12,543
Payment processing fees	6,589	7,119	10,439
Depreciation and amortization	5,159	9,621	12,735
Occupancy	4,127	4,030	4,431
Exit costs, net	(1,449)	2,983	—
Lower of cost or market adjustment on transfer of finance receivables from held for sale to held for investment	—	—	(2,983)
General, administrative and other	16,590	15,053	13,643
Total expenses	214,504	226,942	226,827
Income from operations	166,678	94,536	46,355
Other (expense) income:
Change in fair value of warrant liabilities	(11,347)	(8,244)	(4,976)
Income from equity method investment	4,974	1,442	—
Other (expense) income, net	(4,173)	318	431
Income before income taxes	156,132	88,052	41,810
Income tax expense	9,885	4,215	2,331
Net income	146,247	83,837	39,479
Less: net income attributable to noncontrolling interest	119,918	76,579	40,484
Net income (loss) attributable to OppFi Inc.	$26,329	$7,258	$(1,005)

Note 13. Commitments, Contingencies and Related Party Transactions

Legal contingencies: Due to the nature of its business activities, the Company is subject to extensive regulations and legal actions and is currently involved in certain legal proceedings, including class action allegations, and regulatory matters, which arise in the normal course of business. In accordance with FASB ASC 450, Contingencies, the Company establishes an accrued liability for legal proceedings and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable.

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

On March 7, 2022, the Company filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division (“Court”). The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. On April 8, 2022, the Defendant filed a cross-complaint against the Company attempting to enforce the CFL against the Company and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against the Company. On October 17, 2022, the Company filed a cross-complaint against the Defendant seeking declaratory relief for issuing an underground regulation to determine the “true lender” under the CFL without complying with California’s Administrative Procedures Act. On January 30, 2023, the Defendant filed a motion for a preliminary injunction seeking to enjoin the Company from providing services to FinWise in connection with loans made to California consumers to the extent that such loans are in excess of California’s interest rate caps. On September 26, 2023, the Court sustained the Defendant’s demurrer to the Company’s cross-complaint with leave to amend. On October 26, 2023, the Company filed its amended cross-complaint. On October 30, 2023, the Defendant’s motion for preliminary injunction was denied. On November 27, 2023, the Defendant filed her answer to the Company’s cross-complaint. On January 22, 2024, the Company’s Motion to Compel Further Discovery Responses from the DFPI was granted, and both the DFPI and the Company actively participated in discovery. On September 29, 2025, the Company filed a Motion for Summary Judgment against the DFPI. On February 24, 2026, the Court issued a Tentative Statement of Decision, which grants the Company’s summary judgment motion, dismissing the DFPI’s cross-claims alleging violations of the CFL. The Court concluded that the DFPI failed to raise a triable issue of material fact that the Company was the “true lender” or that FinWise was a sham or “dummy” lender, and further found no evidence that the loans at issue were usurious at inception. Accordingly, the Court entered judgment in the Company’s favor on all claims. The Tentative Statement of Decision orders the Company to prepare a proposed final statement of decision and present a proposed judgment by March 26, 2026. The Tentative Statement of Decision authorizes the Company to “expand on this tentative decision with additional evidence and law consistent with the decision.” The DFPI will then have an opportunity to object to the proposed final Statement of Decision with 15 days following March 26, 2026. The Court has set a non-appearance status conference for the end of April. The DFPI retains the right to appeal the decision, and any appeal could result in reversal, remand for further proceedings or continued uncertainty regarding the applicability of the CFL and other California lending laws to our bank partnership model.

On July 20, 2023, a stockholder filed a putative class action complaint in the Court of Chancery of the State of Delaware (Case No. 2023-0737) on behalf of a purported class of Company stockholders naming certain of FGNA’s former directors and officers and its controlling stockholder, FG New America Investors, LLC (the “Sponsor”), as defendants. The lawsuit alleges that the defendants breached their fiduciary duties to the stockholders of FGNA stemming from FGNA’s merger with OppFi-LLC and that the defendants were unjustly enriched. The lawsuit seeks, among other relief, unspecified damages, redemption rights, and attorneys’ fees. On February 7, 2025, the complaint was amended to name Todd Schwartz, the Company’s Executive Chairman and Chief Executive Officer, Theodore Schwartz, a director of the Company, Schwartz Capital Group, the Company’s former Chief Executive Officer and a former investment banker of the Company, alleging such parties aided and abetted the breaches of the previously named defendants. The Company is not a party to the lawsuit. The Company and OppFi-LLC are obligated to indemnify certain of the defendants in the action. The Company and OppFi-LLC have tendered defense of this action under their respective directors’ and officers’ insurance policies. On February 9, 2026, the parties to the lawsuit informed the court that they had reached an agreement in principle to resolve the matter and are working to submit settlement approval paperwork for the court’s consideration and approval.

As of December 31, 2025, the Company had $13.0 million in estimated legal contingent liabilities and $8.5 million in related insurance recoveries. Both amounts are recognized within other (expense) income, net in the consolidated statements of operations.

Related party transactions: OppFi made payments to the Members pursuant to the TRA totaling $1.0 million during the year ended December 31, 2025. There were no payments to the Members pursuant to the TRA during the years ended December 31, 2024 and 2023.

Christopher McKay is one of our executive officers. Mr. McKay’s daughter was a former employee whose employment with the Company predated Mr. McKay’s designation as an executive officer in 2021 and concluded in 2024. For the year ended December 31, 2024, Ms. McKay’s total compensation did not exceed $120 thousand. For the year ended December 31, 2023,

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Ms. McKay’s total compensation was approximately $133 thousand. These compensation arrangements were consistent with those made available to other employees of the Company with similar years of experience and positions. Ms. McKay also participated in the Company’s benefit plans available to all other employees in similar positions.

Note 14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of December 31, 2025, consumers living primarily in Texas, Virginia and Florida made up approximately 12%, 11% and 10%, respectively, of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2025, there were no other states that made up more than 10% or more of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2024, consumers living primarily in Texas, Florida and Virginia made up approximately 14%, 11%, and 11%, respectively, of the gross amount of the Company’s portfolio of finance receivables. As of December 31, 2024, there were no other states that made up more than 10% or more of the gross amount of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 15. Retirement Plan

The Company sponsors a 401(k) retirement plan (“401(k) Plan”) for its employees. Full time employees (except certain non-resident aliens) and others, as defined in the plan document, who are age 21 and older are eligible to participate in the 401(k) Plan. The 401(k) Plan participants may elect to contribute a portion of their eligible compensation to the 401(k) Plan. The Company has elected a matching contribution up to 4% on eligible employee compensation. The Company’s contribution, which is included in salaries and employee benefits in the consolidated statements of operations, totaled $1.4 million, $1.4 million, and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share data):

	2025	2024	2023
Numerator:
Net income (loss) attributable to OppFi Inc.	$26,329	$7,258	$(1,005)
Net income (loss) available to Class A common stockholders - Basic	26,329	7,258	(1,005)
Net income attributable to noncontrolling interest	—	—	—
Income tax expense	—	—	—
Net income (loss) available to Class A common stockholders - Diluted	$26,329	$7,258	$(1,005)
Denominator:
Weighted-average Class A common stock outstanding - Basic	26,506,458	20,145,606	16,391,199
Effect of dilutive securities:
Stock options	—	—	—
Restricted stock units	—	—	—
Performance stock units	—	—	—
Warrants	—	—	—
Employee stock purchase plan	—	—	—
Retained OppFi Units, excluding Earnout Units (1)	—	—	—
Dilutive potential common shares	—	—	—
Weighted-average units outstanding - diluted	26,506,458	20,145,606	16,391,199
Earnings (loss) per common share:
Basic EPS	$0.99	$0.36	$(0.06)
Diluted EPS	$0.99	$0.36	$(0.06)
(1) Earnout Units were not earned pursuant to the earnout provisions of the Business Combination Agreement on or prior to July 21, 2024, the three (3) year anniversary of the closing date of the Company’s business combination. Accordingly, on such date the Earnout Units were forfeited.

The following table presents securities that have been excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Public Warrants	13,520,246	13,352,317	11,887,500
$11.50 Exercise Price Warrants	906,416	1,074,620	2,539,437
$15 Exercise Price Warrants	912,500	912,500	912,500
Stock Options	1,841,892	1,842,192	1,922,473
Restricted stock units	1,962,157	2,058,992	2,006,596
Performance stock units	34,828	96,060	183,526
Employee stock purchase plan units	7,838	9,857	—
Noncontrolling interest - Earnout Units (1)	—	—	25,500,000
Noncontrolling interest - Retained OppFi Units	60,114,665	65,619,358	68,357,926
Potential common stock	79,300,542	84,965,896	113,309,958
(1) Earnout Units were not earned pursuant to the earnout provisions of the Business Combination Agreement on or prior to July 21, 2024, the three (3) year anniversary of the closing date of the Company’s business combination. Accordingly, on such date the Earnout Units were forfeited.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17. Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and did not identified any subsequent events that require disclosure.

ITEM 9.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

The Attestation Report of the Registered Public Accounting Firm on the Company’s internal control over financial reporting is incorporated herein by reference from Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OppFi Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited OppFi Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2025 and 2024, and related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and our report dated March 12, 2026 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Chicago, Illinois
March 12, 2026

ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as set forth below:

On December 9, 2025, Mr. David A. Vennettilli, a member of the Board, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “10b5-1 Plan”). The 10b5-1 Plan provides for the sale of up to 45,000 shares of Class A common stock pursuant to prior restricted stock unit awards. Any sales are subject to certain price limitations set forth in the 10b5-1 Plan such that the actual number of shares sold could vary if certain minimum stock prices are not met. The 10b5-1 Plan begins on December 9, 2025 and will terminate on August 31, 2026, subject to earlier termination in accordance with its terms.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the sections titled “Proposal 1 - Election of Directors”, “Executive Officers” and “Corporate Governance” that will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Definitive Proxy Statement”). The Definitive Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2025. If applicable, the information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the Definitive Proxy Statement and is incorporated herein by reference.

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

Part IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following is a list of documents filed as part of this report:
Financial Statements:
The following financial statements are included under Part II, Item 8 of this Annual Report on Form 10-K:

(b) The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated by reference herein.

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

10.5
Employment Agreement, dated August 9, 2022, by and between Opportunity Financial, LLC and Ms. Pamela Johnson (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).++

10.6†+
Marketing and Program Management Agreement, dated as of April 17, 2020, by and between Capital Community Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.7
First Amendment to Marketing and Program Management Agreement, dated as of August 10, 2020, by and between Capital Community Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.45 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.8†+
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

10.10	Form of OppFi Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.49 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021). ++

10.11	Form of OppFi Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 filed with the SEC on September 28, 2021). ++

10.12	OppFi Management Holdings, LLC Profits Interest Plan (incorporated by reference to Exhibit 10.50 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021). ++

10.13
Form of OppFi Management Holdings, LLC Profits Interest Plan Management Profits Interest Agreement (incorporated by reference to Exhibit 10.51 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021). ++

10.14†+
Program Marketing and Servicing Agreement, dated November 1, 2019, by and between First Electronic Bank and Opportunity Financial, LLC (incorporated by reference to Exhibit 10.52 of the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.15*	First Amendment to Program Marketing and Servicing Agreement, dated March 13, 2025, by and between First Electronic Bank and Opportunity Financial, LLC

10.16	OppFi Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex F of FG New America Acquisition Corp.’s Definitive Proxy Statement filed with the SEC on June 22, 2021).

10.17	Form of Total Return Swap Confirmation, dated April 15, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022). ++

10.18	OppFi Inc. 2021 Equity Incentive Plan, as amended (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 9, 2022). ++

10.19†+
Securities Purchase Agreement, dated July 31, 2024, by and among Opportunity Financial, LLC, Opportunity Financial SMB, LLC, Blaze Capital Funding 5, LLC, and the seller principals party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024).

10.20†
Joinder and Lock-Up Agreement, dated as of July 31, 2024, by and among OppFi Inc., Opportunity Financial, LLC and Blaze Capital Fund 5, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2024).

10.21†+
Second Amended and Restated Revolving Credit Agreement, dated February 13, 2025, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, OppWin BPI, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025).

10.22†
Amendment No. 1 to Second Amended and Restated Revolving Credit Agreement, dated February 24, 2025, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, OppWin BPI, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025).

10.23*
Amendment No. 2 to Second Amended and Restated Revolving Credit Agreement, dated January 21, 2026, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, OppWin BPL, LLC, Midtown Madison Management LLC, and the Lenders party thereto.

10.24†
Revolving Credit Agreement, dated September 29, 2025, by and among Opportunity Financial, LLC, Opportunity Funding SPE IX, LLC, the other credit parties and guarantors thereto, UMB Bank, N.A., as administrative agent and collateral agent, Randolph Receivables 2 LLC, as Castlelake Representative, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025).

10.25	Form of 2025 OppFi Inc. Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025).++

10.26
Form of 2025 OppFi Inc. Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025).++

10.27	OppFi Inc. Director Deferred Compensation Plan, dated June 9, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025).++

10.28
OppFi Inc. Executive Deferred Compensation Plan, dated October 28, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025).++

10.29†+
Amended and Restated Revolving Credit Agreement, dated July 19, 2023, by and among Opportunity Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, the Lenders party thereto, and Midtown Madison Management LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023).

10.30†*
Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated November 28, 2023, by and among Opportunity, Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, Midtown Madison Management LLC and the Lenders party thereto.

10.31†*
Amendment No. 2 to Amended and Restated Revolving Credit Agreement, dated February 5, 2024, by and among Opportunity, Financial, LLC, Opportunity Funding SPE V LLC, OppWin, LLC, Midtown Madison Management LLC and the Lenders party thereto.

10.32†+
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

10.33†+
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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).

21.1*	Subsidiaries of OppFi Inc

23.1*	Consent of Independent Registered Public Accounting Firm, RSM US LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	OppFi Inc. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: March 12, 2026	OppFi Inc.

	By:	/s/ Todd G. Schwartz
Todd G. Schwartz
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Todd G. Schwartz	Chief Executive Officer (Principal Executive Officer) and	March 12, 2026
Todd G. Schwartz	Executive Chairman of the Board

/s/ Pamela D. Johnson	Chief Financial Officer (Principal Financial and	March 12, 2026
Pamela D. Johnson	Accounting Officer)

/s/ Jocelyn Moore	Lead Independent Director	March 12, 2026
Jocelyn Moore

/s/ Christina Favilla	Independent Director	March 12, 2026
Christina Favilla

/s/ Theodore Schwartz	Director	March 12, 2026
Theodore Schwartz

/s/ David Vennettilli	Director	March 12, 2026
David Vennettilli

/s/ Greg Zeeman	Independent Director	March 12, 2026
Greg Zeeman