Form 10-Q
period 2026-03-31
OppFi Inc.
filed 2026-05-07
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 5, 2026, there were 85,393,248 shares of common stock, including 85,393,248 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 0 shares of Class V common stock, par value $0.0001 per share, outstanding.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions, statements regarding OppFi’s proposed acquisition of BNCCORP, Inc. (“BNCC”), including the anticipated timing, structure, benefits and strategic rationale of such transactions, the impact of tariffs, and tightening of credit markets on our business; the impact of challenging macroeconomic and marketplace conditions; the impact of stimulus or other government programs; whether the Commissioner of the Department of Financial Protection and Innovation for the State of California will be successful on appeal or otherwise prevail in future proceedings against us or targeting our industry or business model; whether we will be subject to AB 539; whether our bank partners will continue to lend in California and whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California; our ability to scale and grow joint venture or other strategic or minority investments, such as the Bitty business; the impact that events involving financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults, or non-performance, may have on our business; risks related to any material weakness in our internal controls over financial reporting; our ability to grow and manage growth profitably and retain our key employees; risks related to new products; risks related to evaluating and potentially consummating acquisitions; concentration risk; risks related to our ability to comply with various covenants in our corporate and warehouse credit facilities; risks related to potential litigation; changes in applicable laws or regulations, including, but not limited to, impacts from the One Big Beautiful Bill Act; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; risks related to management transitions; and other risks contained in the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 12, 2026 (“2025 Annual Report”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2026	2025
Assets
Cash(1)	$63,865	$49,451
Restricted cash(1)	36,055	43,812
Total cash and restricted cash	99,920	93,263
Finance receivables at fair value(1)	502,558	546,236
Equity method investment	19,145	19,076
Debt issuance costs, net(1)	4,490	5,034
Property, equipment and software, net	32,184	27,628
Operating lease right-of-use assets	8,424	8,834
Deferred tax asset	31,492	32,647
Other assets(1)	21,774	21,372
Total assets	$719,987	$754,090
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$1,844	$2,773
Accrued expenses(1)	39,766	43,398
Operating lease liabilities	10,929	11,424
Senior debt(1)	284,260	321,353
Warrant liabilities	5,160	26,455
Tax receivable agreement liability	35,046	39,811
Total liabilities	377,005	445,214
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 30,757,882 shares issued and 26,436,610 shares outstanding as of March 31, 2026 and 30,552,601 shares issued and 27,272,028 shares outstanding as of December 31, 2025)	3	3
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with 58,688,241 and 58,698,241 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	6	6
Additional paid-in capital	112,297	113,508
Accumulated deficit	(5,179)	(33,505)
Treasury stock, at cost (4,321,272 and 3,280,573 shares as of March 31, 2026 and December 31, 2025, respectively)	(31,473)	(21,528)
Total OppFi Inc.’s stockholders’ equity	75,654	58,484
Noncontrolling interest	267,328	250,392
Total stockholders’ equity	342,982	308,876
Total liabilities and stockholders’ equity	$719,987	$754,090

(1) Includes amounts in consolidated variable interest entities (“VIEs”) presented separately in the table below.

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited) - Continued
(in thousands)

The following table summarizes the consolidated assets and liabilities of VIEs, which are included in the Consolidated Balance Sheets. The assets below may only be used to settle obligations of VIEs and are in excess of those obligations. Creditors of the VIEs do not have recourse to the general credit of Opportunity Financial, LLC.

	March 31,	December 31,
	2026	2025
Assets of consolidated VIEs, included in total assets above
Cash	$246	$242
Restricted cash	22,786	30,097
Total cash and restricted cash	23,032	30,339
Finance receivables at fair value	423,201	462,656
Debt issuance costs, net	4,490	5,034
Other assets	41	61
Total assets	$450,764	$498,090
Liabilities of consolidated VIEs, included in total liabilities above
Accrued expenses	$3,013	$3,373
Senior debt	284,260	321,353
Total liabilities	$287,273	$324,726

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Interest on finance receivables	$150,526	$139,118
Other revenue	1,355	1,150
	151,881	140,268
Change in fair value of finance receivables	(64,583)	(49,458)
Net revenue	87,298	90,810
Expenses:
Salaries and employee benefits	14,254	13,778
Direct marketing costs	10,385	10,288
Interest expense and amortized debt issuance costs	8,510	10,247
Professional fees	7,264	4,199
Technology costs	3,329	2,961
Payment processing fees	1,658	1,630
Occupancy	871	1,039
Depreciation and amortization	591	1,760
General, administrative and other	5,074	2,416
Total expenses	51,936	48,318
Income from operations	35,362	42,492
Other income (expense):
Change in fair value of warrant liabilities	21,295	(21,607)
Income from equity method investment	1,120	1,076
Other income	232	80
Income before income taxes	58,009	22,041
Income tax expense	3,971	1,651
Net income	54,038	20,390
Less: net income attributable to noncontrolling interest	25,637	31,762
Net income (loss) attributable to OppFi Inc.	$28,401	$(11,372)

Earnings (loss) per common share attributable to OppFi Inc.:
Earnings (loss) per common share:
Basic	$1.06	$(0.48)
Diluted	$0.56	$(0.48)
Weighted average common shares outstanding:
Basic	26,778,432	23,691,769
Diluted	86,195,269	23,691,769

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

					Additional				Total
	Class A Common Stock		Class V Voting Stock		Paid-In	Accumulated	Treasury	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Equity
Balance, December 31, 2025	27,272,028	$3	58,698,241	$6	$113,508	$(33,505)	$(21,528)	$250,392	$308,876
Exchange of Class V shares	10,000	—	(10,000)	—	(1,592)	(75)	—	1,667	—
Issuance of common stock under equity incentive plan	253,128	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	28,461	—	—	—	253	—	—	—	253
Stock-based compensation	—	—	—	—	1,669	—	—	—	1,669
Tax withholding on vesting of restricted stock units	(86,308)	—	—	—	(877)	—	—	—	(877)
Purchase of treasury stock	(1,040,699)	—	—	—	—	—	(9,945)	—	(9,945)
Member distributions	—	—	—	—	—	—	—	(10,368)	(10,368)
Tax receivable agreement	—	—	—	—	(15)	—	—	—	(15)
Deferred tax asset	—	—	—	—	(649)	—	—	—	(649)
Net income	—	—	—	—	—	28,401	—	25,637	54,038
Balance, March 31, 2026	26,436,610	$3	58,688,241	$6	$112,297	$(5,179)	$(31,473)	$267,328	$342,982

Balance, December 31, 2024	22,036,015	$2	64,189,434	$7	$93,903	$(55,127)	$(6,011)	$201,439	$234,213
Exchange of Class V shares	3,054,482	1	(3,054,482)	(1)	6,991	745	—	(7,736)	—
Issuance of common stock under equity incentive plan	283,641	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	30,289	—	—	—	91	—	—	—	91
Stock-based compensation	—	—	—	—	1,261	—	—	—	1,261
Exercise of warrants	75	—	—	—	1	—	—	—	1
Tax withholding on vesting of restricted stock units	(94,704)	—	—	—	(848)	—	—	—	(848)
Common stock dividend ($0.25 per share)	—	—	—	—	—	(6,414)	—	—	(6,414)
Member distributions	—	—	—	—	—	—	—	(11,251)	(11,251)
Tax receivable agreement	—	—	—	—	(5,882)	—	—	—	(5,882)
Deferred tax asset	—	—	—	—	5,203	—	—	—	5,203
Net (loss) income	—	—	—	—	—	(11,372)	—	31,762	20,390
Balance, March 31, 2025	25,309,798	$3	61,134,952	$6	$100,720	$(72,168)	$(6,011)	$214,214	$236,764

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$54,038	$20,390
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	64,583	49,458
Depreciation and amortization	591	1,760
Debt issuance cost amortization	605	1,041
Stock-based compensation expense	1,669	1,261
Loss on disposition of equipment	—	1
Impairment of right of use asset	—	155
Deferred income taxes	467	425
Tax receivable agreement liability adjustment	(146)	—
Change in fair value of warrant liabilities	(21,295)	21,607
Income from equity method investment	(1,120)	(1,076)
Distributions received from equity method investment	1,051	1,767
Changes in assets and liabilities:
Accrued interest receivable	(4,616)	(594)
Settlement receivable	—	(3,149)
Operating lease, net	(85)	(57)
Other assets	(402)	(2,469)
Accounts payable	(929)	1,081
Accrued expenses	(3,632)	(7,861)
Net cash provided by operating activities	90,779	83,740
Cash flows from investing activities:
Finance receivables acquired	(226,088)	(272,181)
Finance receivables repayments	209,799	242,330
Purchases of equipment and capitalized technology	(5,147)	(4,390)
Net cash used in investing activities	(21,436)	(34,241)
Cash flows from financing activities:
Member distributions	(10,368)	(11,251)
Borrowings of senior debt - revolving lines of credit	44,567	61,066
Payments of senior debt - revolving lines of credit	(81,660)	(61,896)
Payments of senior debt - term loan	—	(30,000)
Payments for debt issuance costs	(61)	(3,141)
Proceeds from employee stock purchase plan	253	91
Exercise of warrants	—	1
Payments of tax withholding on vesting of restricted stock units	(877)	(848)
Payments on tax receivable agreement liability	(4,595)	(1,041)
Purchase of treasury stock	(9,945)	—
Net cash used in financing activities	(62,686)	(47,019)
Net increase in cash and restricted cash	6,657	2,480

Cash and restricted cash
Beginning	93,263	88,288
Ending	$99,920	$90,768

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$8,158	$9,193
Income taxes paid	$19	$11

Supplemental disclosure of noncash activities:
Adjustments to additional paid-in capital as a result of tax receivable agreement	$(15)	$(5,882)
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$(649)	$5,203
Dividend payable	$—	$6,414

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

As of March 31, 2026, prior to the Corporate Simplification (as defined below), OppFi was organized as a C corporation that owns an equity interest in Opportunity Financial, LLC (“OppFi-LLC”), a Delaware limited liability company, in what is commonly referred to as an umbrella partnership C corporation (“Up-C”) structure in which substantially all of the assets and the business of the Company were held by OppFi-LLC and its subsidiaries. OppFi’s only direct assets consisted of Class A common units of OppFi-LLC (“OppFi Units”). As of March 31, 2026 and December 31, 2025, OppFi owned approximately 31.1% and 31.7% of the OppFi Units, respectively, and controlled OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”). All remaining OppFi Units (“Retained OppFi Units”) were beneficially owned by the members of OppFi-LLC (“Members”). OppFi Shares, LLC (“OFS”), a Delaware limited liability company, holds a controlling voting interest in OppFi through its ownership of shares of Class V common stock, par value $0.0001 per share, of OppFi (“Class V Voting Stock”) in an amount equal to the number of Retained OppFi Units and therefore has the ability to control OppFi-LLC.

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

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2025 included in the 2025 Annual Report. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial position for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2026.

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

Reclassifications: Certain prior period amounts in the unaudited consolidated statements of operations for the three months ended March 31, 2025, have been reclassified to conform to the comparative period presentation for the three months ended March 31, 2026. These reclassifications have no effect on the previously reported results of operations.

Certain line items in the unaudited consolidated statements of cash flows for the three months ended March 31, 2025, have been reclassified to conform to the comparative period presentation for the three months ended March 31, 2026, specifically the presentation on the finance receivables acquired and repayments and the borrowings and payments of the Company’s senior debt - revolving lines of credit.

Finance receivables acquired and repayments were previously presented on a net basis that excluded transferred balance on refinanced loans and are now presented on a gross basis to include transferred balance on refinanced loans. These reclassifications have no effect on net cash used in investing activities or on total cash flows for the period presented.

Borrowings and payments of the Company’s senior debt - revolving lines of credit were previously presented on a net basis as net payments of senior debt - revolving lines of credit and are now presented on a gross basis as borrowings of senior debt -

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

revolving lines of credit and payments of senior debt - revolving lines of credit. These reclassifications have no effect on net cash used in financing activities or on total cash flows for the period presented.

Accounting policies: There have been no changes to the Company’s significant accounting policies from those described in Part II, Item 8 - Financial Statements and Supplementary Data in the 2025 Annual Report.

Participation rights purchase obligations: As of March 31, 2026 and December 31, 2025, the unpaid principal balance of finance receivables outstanding for purchase was $4.9 million and $9.0 million, respectively.

Capitalized technology: The Company capitalized software development costs totaling $4.4 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively. The Company also capitalized interest associated with application development totaling $0.7 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense, which is included in depreciation and amortization in the consolidated statements of operations, totaled $0.5 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively.

Noncontrolling interests: Noncontrolling interests are held by the Members, who retained 68.9% and 68.3% of the economic ownership percentage of OppFi-LLC as of March 31, 2026 and December 31, 2025, respectively. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the Company classifies the noncontrolling interests as a component of stockholders’ equity in the consolidated balance sheets. Additionally, the Company has presented the net income attributable to the Company and the noncontrolling ownership interests separately in the consolidated statements of operations.

Recently adopted accounting pronouncements: None.

Accounting pronouncements issued and not yet adopted: In November 2024, the FASB issued Accounting Standard Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The purpose of ASU 2024-03 is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The purpose of ASU 2025-01 is to clarify the effective date of ASU 2024-03. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company’s disclosures.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2. Finance Receivables at Fair Value

The components of installment finance receivables at fair value as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	2026	2025
Unpaid principal balance of finance receivables - accrual	$408,188	$454,542
Unpaid principal balance of finance receivables - non-accrual	36,734	38,576
Unpaid principal balance of finance receivables	$444,922	$493,118

Finance receivables at fair value - accrual	$476,461	$524,577
Finance receivables at fair value - non-accrual	3,412	3,590
Finance receivables at fair value, excluding accrued interest and receivable	479,873	528,167
Accrued interest receivable	22,685	18,069
Finance receivables at fair value	$502,558	$546,236

Difference between unpaid principal balance and fair value	$34,951	$35,049

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finance receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of March 31, 2026 and December 31, 2025, the aggregate unpaid principal balance of installment finance receivables 90 days or more past due on a contractual basis was $16.7 million and $16.4 million, respectively. As of March 31, 2026 and December 31, 2025, the fair value of installment finance receivables 90 days or more past due on a contractual basis was $1.6 million and $1.5 million, respectively.

Changes in the fair value of installment finance receivables at fair value for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	2026	2025
Balance at the beginning of the period	$546,236	$473,696
Acquired	226,088	272,181
Repayments	(209,799)	(242,330)
Accrued interest receivable	4,616	594
Charge-offs, net(1)	(64,485)	(48,512)
Net change in fair value(1)	(98)	(946)
Balance at the end of the period	$502,558	$454,683

(1) Included in change in fair value of finance receivables in the consolidated statements of operations.

The estimated amount of losses included in losses attributable to changes in instrument-specific credit risk was $8.1 million for the three months ended March 31, 2026. The estimated amount of earnings included in losses attributable to changes in instrument-specific credit risk was $6.4 million for the three months ended March 31, 2025. The credit risk component was driven by the expected default rate assumption applied in the discounted cash flow model. The expected default rate assumption was developed based on historical data of the installment loan portfolio and also included adjustments to reflect management’s judgment of current economic trends and future credit performance.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3. Property, Equipment and Software, Net

Property, equipment and software as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	2026	2025
Capitalized technology	$91,492	$86,411
Furniture, fixtures and equipment	4,705	4,639
Leasehold improvements	979	979
Total property, equipment and software	97,176	92,029
Less accumulated depreciation and amortization	(64,992)	(64,401)
Property, equipment and software, net	$32,184	$27,628

Note 4. Accrued Expenses

Accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	2026	2025
Accrued legal expense	$13,000	$13,000
Accrual for services rendered and goods purchased	11,017	9,129
Amount due to bank partners	5,638	6,513
Accrued payroll and benefits	2,984	9,839
Accrued income tax payable	2,629	273
Accrued interest payable	2,347	2,601
Other	2,151	2,043
Total	$39,766	$43,398

Note 5. Leases

The components of total lease cost for three months ended March 31, 2026 and 2025 were as follows (in thousands):

	2026	2025
Operating lease cost	$548	$558
Variable lease expense	274	431
Short-term lease cost	40	41
Sublease income	(86)	(80)
Total lease cost	$776	$950

Supplemental cash flow information related to the leases for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$844	$410

The weighted average remaining lease term and discount rate as of March 31, 2026 and December 31, 2025 were as follows:

	2026	2025
Weighted average remaining lease term (in years)	4.5	4.8
Weighted average discount rate	5%	5%

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Future minimum lease payments as of March 31, 2026 were as follows (in thousands):

Year	Amount
Remaining of 2026	$1,924
2027	2,633
2028	2,712
2029	2,794
2030	2,144
Total lease payments	12,207
Less: imputed interest	(1,278)
Operating lease liabilities	$10,929

Note 6. Senior Debt

The Company’s senior debt, which is comprised of revolving lines of credit, as of March 31, 2026 and December 31, 2025, including borrowing capacity as of March 31, 2026, were as follows (in thousands):

Borrower	Borrowing Capacity	2026	2025	Interest Rate as of March 31, 2026			Maturity Date
Opportunity Funding SPE V, LLC (Tranche C)	$62,500	$46,875	$46,875	SOFR	plus	7.30%	February 2029
Opportunity Funding SPE V, LLC (Tranche D)	237,500	104,125	132,125	SOFR	plus	7.30%	February 2029
Opportunity Funding SPE IX, LLC	150,000	79,000	79,000	SOFR	plus	6.00%	September 2029
Gray Rock SPV LLC	75,000	54,260	63,353	SOFR	plus	7.45%	October 2026
Total revolving lines of credit	$525,000	$284,260	$321,353

Revolving line of credit - Opportunity Funding SPE V, LLC

On February 13, 2025, OppFi-LLC and Opportunity Funding SPE V, LLC, a direct wholly owned subsidiary of OppFi-LLC, entered into a Second Amended and Restated Revolving Credit Agreement (as amended, the “Second A&R Credit Agreement”), which amended that certain Amended and Restated Revolving Credit Agreement (the “A&R Credit Agreement”). The Second A&R Credit Agreement amended the A&R Credit Agreement to, among other things, amend borrowings under Tranche C to bear interest at Term Secured Overnight Financing Rate plus 7.30% on January 1, 2026 and thereafter.

Total interest expense related to the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $7.9 million and $9.2 million for the three months ended March 31, 2026 and 2025, respectively.

Note 7. Warrant Liabilities

During the three months ended March 31, 2026, there were no exercises of warrants. During the three months ended March 31, 2025, 75 warrants were exercised.

Note 8. Stockholders’ Equity

Share repurchase: During the three months ended March 31, 2026, OppFi repurchased 1,040,699 shares of Class A Common Stock, which were held as treasury stock, for an aggregate purchase price of $9.9 million at an average purchase price per share of $9.54. There were no repurchase activities during the three months ended March 31, 2025. As of March 31, 2026, $11.0 million of the repurchase authorization under the Company’s repurchase program approved on April 4, 2024 (the “2024 Repurchase Program”) remained available.

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 9. Stock-Based Compensation

As of March 31, 2026, the Company had only granted awards in the form of stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”).

A summary of the Company’s stock option activity for the three months ended March 31, 2026 was as follows:

(in thousands, except share and per share data)	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,841,792	$13.65	5.6	$1,748
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2026	1,841,792	$13.65	5.3	$1,075
Vested and exercisable as of March 31, 2026	1,826,652	$13.74	5.3	$1,008

A summary of the Company’s RSUs activity for the three months ended March 31, 2026 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2025	1,629,184	$6.88
Granted	2,156	9.28
Vested	(70,793)	3.42
Forfeited	(40,622)	5.80
Unvested as of March 31, 2026	1,519,925	$7.07

A summary of the Company’s PSUs activity for the three months ended March 31, 2026 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	19,276	$3.26
Granted	—	—
Vested	(9,636)	3.26
Forfeited	—	—
Unvested as of March 31, 2026	9,640	$3.26

The Company recognized stock-based compensation expense related to stock options, RSUs, and PSUs of $1.6 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, total unrecognized compensation expense related to unvested stock options, RSUs and PSUs was $8.4 million which will be recognized over a weighted-average vesting period of approximately 1.9 years.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 10. Income Taxes

For the three months ended March 31, 2026, OppFi recorded an income tax expense of $4.0 million and reported consolidated income before income taxes of $58.0 million, resulting in a 6.9% effective income tax rate. For the three months ended March 31, 2025, OppFi recorded an income tax expense of $1.7 million and reported consolidated income before income taxes of $22.0 million, resulting in a 7.5% effective income tax rate.

OppFi’s effective income tax rates for the three months ended March 31, 2026 and 2025 differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, warrant liability, and discrete tax items. The warrant liabilities are recorded by OppFi and the fair value adjustment of the warrant liabilities is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate. For the three months ended March 31, 2026, one discrete item was recorded consisting of a $0.1 million benefit related to stock compensation, which decreased the effective tax rate by 0.1%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended March 31, 2026 would have been 7.0%. For the three months ended March 31, 2025, one discrete item was recorded consisting of a $0.1 million benefit related to stock compensation, which decreased the effective tax rate by 0.4%. Excluding the aforementioned discrete item, the effective rate for the three months ended March 31, 2025 would have been 7.9%.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of March 31, 2026 and 2025, OppFi owned 31.1% and 29.3%, respectively, of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

As of March 31, 2026 and December 31, 2025, OppFi recorded an unrecognized tax benefit of $0.1 million and $0.2 million, respectively, related to research and development credits allocated from OppFi-LLC. ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for the payment of interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 11. Fair Value Measurements

Fair value on a nonrecurring basis: As of March 31, 2026 and December 31, 2025, the Company had no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

		Fair Value Measurements
	2026	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest receivable (1)	$479,873	$—	$—	$479,873

Financial liabilities:
Warrant liability - Public Warrants (2)	1,823	1,823	—	—
Warrant liability - Private Placement Warrants ($11.50 Exercise Price Warrants) (3)	52	—	52	—
Warrant liability - Private Placement Warrants ($15 Exercise Price Warrants) (4)	3,285	—	—	3,285

		Fair Value Measurements
	2025	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest receivable (1)	$528,167	$—	$—	$528,167

Financial liabilities:
Warrant liability - Public Warrants (2)	20,429	20,429	—	—
Warrant liability - Private Placement Warrants (4)	6,026	—	—	6,026

(1) The Company primarily estimates the fair value of its installment finance receivables portfolio using discounted cash flow models that have been internally developed. The model’s inputs include, but are not limited to, default rates, which are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.

(2) The fair value measurement for the Public Warrants is categorized as Level 1 due to the use of an observable market quote in an active market under the ticker OPFI WS.
(3) The fair value of the $11.50 Exercise Price Warrants is categorized as Level 2. The valuation was based on an observable market quote in an active market of a similar asset.
(4) The fair value of the Private Placement Warrants is measured using a Black-Scholes option-pricing model; accordingly, the fair value measurement for the Private Placement Warrants is categorized as Level 3.

During the three months ended March 31, 2026, there was a transfer of liability out of Level 3 fair value measurements. During the three months ended March 31, 2025, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the significant assumptions used for the Company’s Private Placement Warrants as of March 31, 2026 and December 31, 2025:

	2026	2025
	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	3.91%	3.55%	3.75%
Expected term (years)	5.3 years	0.6 years	5.6 years
Expected volatility	68.30%	60.30%	56.80%
Exercise price	$15.00	$11.50	$15.00
Fair value of warrants	$3.60	$1.54	$4.79

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2025	$1,655	$4,371	$6,026
Change in fair value	—	(1,086)	(1,086)
Transfer out of Level 3	(1655)	$—	(1,655)
Fair value as of March 31, 2026	$—	$3,285	$3,285

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of March 31, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements
	2026	Level 1	Level 2	Level 3
Financial assets:
Cash	$63,865	$63,865	$—	$—
Restricted cash	36,055	36,055	—	—
Accrued interest receivable (1)	22,685	22,685	—	—

Financial liabilities:
Accrued interest payable (2)	2,347	—	—	—
Senior debt	284,260	—	—	284,260

		Fair Value Measurements
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash	$49,451	$49,451	$—	$—
Restricted cash	43,812	43,812	—	—
Accrued interest receivable (1)	18,069	18,069	—	—

Financial liabilities:
Accrued interest payable (2)	2,601	2,601	—	—
Senior debt	321,353	—	—	321,353

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

The following table presents selected financial information for the three months ended March 31, 2026 and 2025 (in thousands):

	2026	2025
Total revenue	$151,881	$140,268

Charge-offs, net	(64,485)	(48,512)
Net change in fair value	(98)	(946)
Change in fair value of finance receivables	(64,583)	(49,458)
Net revenue	87,298	90,810
Expenses:
Salaries and employee benefits	14,254	13,778
Direct marketing costs	10,385	10,288
Interest expense and amortized debt issuance costs	8,510	10,247
Professional fees	7,264	4,199
Technology costs	3,329	2,961
Payment processing fees	1,658	1,630
Occupancy	871	1,039
Depreciation and amortization	591	1,760
General, administrative and other	5,074	2,416
Total expenses	51,936	48,318
Income from operations	35,362	42,492
Other income (expense):
Change in fair value of warrant liabilities	21,295	(21,607)
Income from equity method investment	1,120	1,076
Other income	232	80
Income before income taxes	58,009	22,041
Income tax expense	3,971	1,651
Net income	54,038	20,390
Less: net income attributable to noncontrolling interest	25,637	31,762
Net income (loss) attributable to OppFi Inc.	$28,401	$(11,372)

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company has received inquiries from certain agencies and states on its lending compliance, the validity of the bank partnership model, and its ability to facilitate the servicing of bank-originated loans. Management is confident that its lending practices and the bank partnership structure, in addition to the Company’s technologies, services, and overall relationship with its bank partners, complies with state and federal laws. However, the inquiries are still in process and the outcome is unknown at this time.

The Company is vigorously defending all legal proceedings and regulatory matters. Except as described below, management does not believe that the resolution of any currently pending legal proceedings and regulatory matters will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

On March 7, 2022, the Company filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division (“Court”). The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. On April 8, 2022, the Defendant filed a cross-complaint against the Company attempting to enforce the CFL against the Company and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against the Company. On October 17, 2022, the Company filed a cross-complaint against the Defendant seeking declaratory relief for issuing an underground regulation to determine the “true lender” under the CFL without complying with California’s Administrative Procedures Act. On January 30, 2023, the Defendant filed a motion for a preliminary injunction seeking to enjoin the Company from providing services to FinWise in connection with loans made to California consumers to the extent that such loans are in excess of California’s interest rate caps. On September 26, 2023, the Court sustained the Defendant’s demurrer to the Company’s cross-complaint with leave to amend. On October 26, 2023, the Company filed its amended cross-complaint. On October 30, 2023, the Defendant’s motion for preliminary injunction was denied. On November 27, 2023, the Defendant filed her answer to the Company’s cross-complaint. On January 22, 2024, the Company’s Motion to Compel Further Discovery Responses from the DFPI was granted, and both the DFPI and the Company actively participated in discovery. On September 29, 2025, the Company filed a Motion for Summary Judgment against the DFPI. On February 24, 2026, the Court issued a Tentative Statement of Decision, which grants the Company’s summary judgment motion, dismissing the DFPI’s cross-claims alleging violations of the CFL. The Court concluded that the DFPI failed to raise a triable issue of material fact that the Company was the “true lender” or that FinWise was a sham or “dummy” lender, and further found no evidence that the loans at issue were usurious at inception. Accordingly, the Court entered judgment in the Company’s favor on all claims. The Tentative Statement of Decision orders the Company to prepare a proposed final statement of decision and present a proposed judgment by March 26, 2026. The Tentative Statement of Decision authorizes the Company to “expand on this tentative decision with additional evidence and law consistent with the decision,” and the Company filed a proposed final Statement of Decision on March 26, 2026. On April 10, 2026, the DFPI filed objections to the Company’s proposed final Statement of Decision. The Company has until May 11, 2026 to respond to the DFPI’s objections. The DFPI retains the right to appeal the decision, and any appeal could result in reversal, remand for further proceedings or continued uncertainty regarding the applicability of the CFL and other California lending laws to our bank partnership model.

On July 20, 2023, a stockholder filed a putative class action complaint in the Court of Chancery of the State of Delaware (Case No. 2023-0737) on behalf of a purported class of Company stockholders naming certain of FGNA’s former directors and officers and its controlling stockholder, FG New America Investors, LLC (the “Sponsor”), as defendants. The lawsuit alleges that the defendants breached their fiduciary duties to the stockholders of FGNA stemming from FGNA’s merger with OppFi-LLC and that the defendants were unjustly enriched. The lawsuit seeks, among other relief, unspecified damages, redemption rights, and attorneys’ fees. On February 7, 2025, the complaint was amended to name Todd Schwartz, the Company’s Executive Chairman and Chief Executive Officer, Theodore Schwartz, a director of the Company, Schwartz Capital Group, the Company’s former Chief Executive Officer and a former investment banker of the Company, alleging such parties aided and abetted the breaches of the previously named defendants. The Company is not a party to the lawsuit. The Company and OppFi-LLC are obligated to indemnify certain of the defendants in the action. The Company and OppFi-LLC have tendered defense of this action under their respective directors’ and officers’ insurance policies. On April 24, 2026, the parties filed a stipulation of settlement with the court and are awaiting a hearing on the settlement agreement, which is anticipated to occur in September 2026.

As of March 31, 2026 and December 31, 2025, the Company had $13.0 million in estimated legal contingent liabilities, which is included in accrued expenses in the consolidated balance sheets, and $8.5 million in receivables related insurance recoveries, which is included in other assets in the consolidated balance sheet.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Related party transactions: OppFi made payments to the Members pursuant to the Tax Receivable Agreement (“TRA”) totaling $4.6 million and $1.0 million during the three months ended March 31, 2026 and 2025, respectively.

Note 14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of March 31, 2026, consumers living primarily in Texas, Virginia and Florida made up approximately 12%, 11% and 10%, respectively, of the Company’s portfolio of finance receivables. As of March 31, 2026, there were no other states that made up more than 10% or more of the Company’s portfolio of finance receivables. As of December 31, 2025, consumers living primarily in Texas, Virginia and Florida made up approximately 12%, 10%, and 11%, respectively, of the Company’s portfolio of finance receivables. As of December 31, 2025 there were no other states that made up more than 10% or more of the gross amount of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 15. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	2026	2025
Numerator:
Net income (loss) attributable to OppFi Inc.	$28,401	$(11,372)
Net income (loss) available to Class A common stockholders - Basic	28,401	(11,372)
Net income attributable to noncontrolling interest	25,637	—
Income tax expense	(6,149)	—
Net income (loss) available to Class A common stockholders - Diluted	$47,889	$(11,372)
Denominator:
Weighted-average Class A common stock outstanding - Basic	26,778,432	23,691,769
Effect of dilutive securities:
Stock options	152,644	—
Restricted stock units	556,584	—
Performance stock units	12,994	—
Warrants	—	—
Employee stock purchase plan	—	—
Retained OppFi Units	58,694,615	—
Dilutive potential common shares	59,416,837	—
Weighted-average units outstanding - diluted	86,195,269	23,691,769
Earnings (loss) per common share:
Basic	$1.06	$(0.48)
Diluted	$0.56	$(0.48)

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three months ended March 31, 2026 and 2025:

	2026	2025
Public Warrants	14,024,758	13,352,242
$11.50 Exercise Price Warrants	401,804	1,074,620
$15 Exercise Price Warrants	912,500	912,500
Stock options	1,841,792	1,842,192
Restricted stock units	1,521,051	1,640,161
Performance stock units	9,640	50,380
Employee stock purchase plan units	9,944	10,077
Noncontrolling interest - Retained OppFi Units	—	62,698,935
Potential common stock	18,721,489	81,581,107

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 16. Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and identified the following subsequent events that required disclosure.

Senior Debt

Revolving line of credit - Opportunity Funding SPE V, LLC

On April 10, 2026, OppFi-LLC, Opportunity Funding SPE V, LLC, as borrower, OppWin, LLC and OppWin BPI, LLC, each as sellers (the “Sellers”), Midtown Madison Management LLC (“Midtown”), as administrative and collateral agent, and the lenders party thereto entered into a Third Amendment to the Second Amended and Restated Revolving Credit Agreement (the “Third Amendment”), which amended the Second A&R Credit Agreement to, among other things, modify the Eligibility Criteria, Excess Concentration Limits and Tier 1 Collateral Performance Triggers, in each case to permit the Sellers to sell into the facility certain receivables that were acquired from Gray Rock SPV LLC (“Gray Rock”) in connection with the termination of the Gray Rock Credit Agreement (as defined and described below).

On the Gray Rock Termination Date (as defined below), Opportunity Funding SPE V, LLC borrowed approximately $46.5 million under the Third Amendment and used such borrowing to purchase the Gray Rock Receivables (as defined below) from Gray Rock via OppFi-LLC and the Sellers, which Gray Rock Receivables were then pledged as collateral under the Third Amendment.

Revolving line of credit - Gray Rock SPV, LLC

On April 15, 2026 (the “Gray Rock Termination Date”), OppFi-LLC terminated certain total return swaps (the “TRS”) previously entered into on April 15, 2022 with affiliates of Midtown, pursuant to which OppFi-LLC agreed to provide credit protection related to a reference pool of consumer receivables financed by Midtown through a $75 million revolving credit agreement (the “Gray Rock Credit Agreement”) with Midtown as lender and Gray Rock as borrower. Pursuant to the TRS, OppFi-LLC received payments from the Midtown reference lenders under the Gray Rock Credit Agreement and serviced the consumer receivables financed through the Gray Rock Credit Agreement.

The TRS terminated due to the repayment in full of the loans made under the Gray Rock Credit Agreement in connection with the revolving commitment termination date under the Gray Rock Credit Agreement.

On the Gray Rock Termination Date, OppFi-LLC purchased from the Gray Rock Borrower all interests owned by Gray Rock in the consumer receivables financed with the loans made under the Gray Rock Credit Agreement (the “Gray Rock Receivables”). Gray Rock used the purchase price for the Gray Rock Receivables to repay its obligations under the Gray Rock Credit Agreement in full, and Midtown caused the reference lenders under the Gray Rock Credit Agreement to assign their right, title and interest under the Gray Rock Credit Agreement to OppFi-LLC, providing OppFi-LLC with any residuals under the Gray Rock Credit Agreement.

OppFi-LLC did not incur any termination penalties in connection with the termination of the TRS.

Transaction with BNCC:

Merger Agreement

On April 28, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BNCCORP, Inc., a Delaware corporation (“BNCC”), and Birch Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, BNCC will merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of the Company (the “Merger”). Immediately following the Merger, an interim bank and wholly owned subsidiary of the Company to be formed following the date thereof will merge with and into BNC National Bank, a wholly owned subsidiary of BNCC (“BNC”), with BNC (which is expected to be renamed OppFi Bank, N.A.) surviving as a wholly owned subsidiary of the Company (the “Bank Merger” and together with the Merger, the “Transaction”). Following the closing of the Transaction, the Company intends to contribute substantially all of its assets, liabilities and operations to BNC. The Merger Agreement was unanimously approved by the boards of directors of each of the Company and BNCC.

At the effective time of the Merger (the “Effective Time”), each outstanding share of BNCC common stock (other than certain excluded shares) will be converted into the right to receive (i) $19.3875 in cash and (ii) a number of shares of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), equal to an exchange ratio of 1.90 shares of Class A Common Stock for each share of BNCC common stock. Based on the closing price of Class A Common Stock on April

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

28, 2026, the Transaction is valued at approximately $130.7 million. Following the closing of the Transaction, existing Company stockholders are expected to own approximately 93% of the combined company and former BNCC stockholders are expected to own approximately 7% of the combined company.

The consummation of the Transaction is subject to customary closing conditions, including (i) approval by BNCC stockholders, (ii) receipt of required regulatory approvals from the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (or a Federal Reserve Bank acting under delegated authority) without the imposition of a Burdensome Condition, as defined in the Merger Agreement, (iii) BNCC’s satisfaction of certain regulatory capital requirements, including that BNCC and BNC be “well capitalized,” maintain a common equity tier 1 capital ratio of no less than 12% and tangible common equity of not less than $112.0 million, (iv) receipt by each of the Company and BNCC of an opinion of counsel that the Transaction will qualify as a tax-free “reorganization” under Section 368(a) of the Internal Revenue Code, and (v) effectiveness of a registration statement on Form S-4 relating to the shares of Class A Common Stock to be issued in the Merger. Each party’s obligation to complete the Merger is also subject to customary conditions, including the accuracy of the other party’s representations and warranties (subject to customary materiality standards) and the other party’s performance in all material respects of its obligations under the Merger Agreement. The Transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction or waiver of these conditions.

The Merger Agreement contains customary representations, warranties and covenants of the parties, including, among others, covenants requiring BNCC to conduct its business in the ordinary course pending closing, to convene a meeting of its stockholders to approve the Merger Agreement and the Transaction and to recommend such approval, and restricting BNCC’s ability to solicit alternative acquisition proposals, subject to customary fiduciary exceptions. The parties have agreed to use reasonable best efforts to obtain required regulatory approvals and to prepare and file required materials with the Securities and Exchange Commission, including a registration statement on Form S-4. The Merger Agreement also contains customary termination rights, including termination for failure to consummate the Transaction within the specified period (subject to limited extension rights in certain regulatory circumstances), failure to obtain BNCC stockholder approval, breach of representations, warranties or covenants, or BNCC’s acceptance of a superior proposal (subject to certain conditions). The Merger Agreement provides for a termination fee payable by BNCC equal to approximately 3.5% of the transaction value in specified circumstances and a termination fee payable by the Company equal to approximately 1.5% of the transaction value in certain regulatory-related termination scenarios.

Voting Agreements

In connection with the execution of the Merger Agreement, the Company and BNCC entered into Voting and Restriction Agreements (the “Voting Agreements”) with certain stockholders of BNCC (each, a “Holder”). Pursuant to the Voting Agreements, each Holder agreed, among other things, to vote all shares of BNCC common stock beneficially owned by such Holder in favor of the approval of the Merger Agreement, the Transaction and any other matters necessary to consummate the Transaction, and against any competing acquisition proposals or other actions that could reasonably be expected to prevent or materially delay the consummation of the Transaction. Each Holder also granted an irrevocable proxy to BNCC to vote such shares in accordance with the Voting Agreements in the event the Holder fails to do so. The Holders collectively beneficially own approximately 20% of the outstanding shares of BNCC common stock.

The Voting Agreements further provide that, subject to limited exceptions, each Holder will not transfer, pledge or otherwise dispose of any shares of BNCC common stock prior to the consummation of the Merger. In addition, following the Effective Time, each Holder agreed to certain lock-up restrictions with respect to the shares of Class A Common Stock to be received in the Merger, pursuant to which such shares may not be transferred prior to the 180th day following closing, and thereafter may be transferred in incrementally increasing percentages, with 100% transferable beginning on the 365th day following closing. The Voting Agreements also contain customary covenants of the Holders, including agreements not to solicit or support alternative acquisition proposals, consistent with the terms of the Merger Agreement. The Voting Agreements terminate upon the earliest of certain events, including termination of the Merger Agreement, certain adverse amendments to the Merger Agreement without the applicable Holder’s consent, or the one-year anniversary of the closing of the Merger.

Corporate Simplification:

Also on April 28, 2026, prior to its entry into the Merger Agreement, the Company entered into a Corporate Simplification Agreement (the “CSA”) with OppFi-LLC, OppFi Management Holdings, LLC (“Management Holdings”), OFS and certain other parties, pursuant to which the Company completed a series of transactions designed to simplify its organizational structure (the “Corporate Simplification”). Pursuant to the CSA, certain holders of OppFi Units exchanged their OppFi Units for shares of Class A Common Stock on a one-for-one basis in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC, following which, the Company owned approximately 94.7% of OppFi-LLC. Immediately following such exchanges, in accordance with the Merger Agreement, dated April 28, 2026, by and among OppFi, OppFi-LLC, Management Holdings, OFS and Oak Merger Sub 1, a wholly owned subsidiary of OppFi (“Oak Merger Sub”), pursuant to which Oak Merger Sub merged with and into OppFi-LLC (the “OppFi-LLC Merger”), with OppFi-LLC surviving.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

At the effective time of the OppFi-LLC Merger, each remaining OppFi Unit held by Members other than OppFi, constituting approximately 5.3% of the issued and outstanding OppFi Units, was canceled and converted into the right to receive one share of Class A Common Stock.

Following the OppFi-LLC merger, OppFi-LLC has become a direct, wholly owned subsidiary of the Company. All stockholders now hold Class A Common Stock with uniform economic and voting rights. Additionally, the Company anticipates future tax benefits totaling approximately $111 million, resulting from the tax basis "step-up" triggered by the Corporate Simplification and previous exchanges.
In connection with the Corporate Simplification, in accordance with the terms of the CSA, the Tax Receivable Agreement, dated July 20, 2021, by and among the Company, OppFi-LLC and the other persons named therein (the “TRA”), was amended and terminated. The amendment to the TRA provides for an aggregate early termination payment of approximately $40.8 million, payable in installments to the applicable parties to the TRA on May 8, 2026 and September 1, 2026 (subject to acceleration upon closing of the Transaction). Upon payment of the full early termination payment, all obligations under the TRA will be extinguished.

The transactions contemplated by the CSA were approved by a special committee of independent directors of the Company that was empowered to negotiate (or oversee the negotiation of) and to approve or reject such transactions.

Share Repurchase Plan

On May 6, 2026, the Board approved a new share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40 million of its Class A Common Stock. The Repurchase Program replaces the 2024 Repurchase Program, which was terminated.

Repurchases under the Repurchase Program may be made from time to time on the open market, through privately negotiated transactions, or via other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable securities laws and legal requirements, including restrictions in the Company’s existing credit facilities. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule 10b5-1, which would permit Class A Common Stock to be repurchased when the Company might otherwise be precluded from doing so under trading laws. The timing and amount of repurchases will depend on market conditions, share price, trading volume, and other factors. The Repurchase Program does not obligate the Company to repurchase any specific dollar amount or number of shares, and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. The Repurchase Program will expire in May 2029.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” of this Form 10-Q and our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 12, 2026 (“2025 Annual Report”), for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW

We are a tech-enabled digital finance platform that partners with banks to offer financial products and services to everyday Americans. Through this transparent and responsible platform, which emphasizes financial inclusion and exceptional customer experience, we assist consumers who are underserved by traditional financing options in building improved financial health. OppLoans by OppFi maintains a 4.4/5.0 star rating on Trustpilot based on over 5,500 reviews, positioning us among the top consumer-rated financial platforms online. We also hold a 35% equity interest in Bitty Holdings, LLC (“Bitty”), a credit access company that provides revenue-based financing and other working capital solutions to small businesses.

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

Our primary products are offered by our OppLoans platform. Customers on this platform are U.S. consumers who are employed, have bank accounts, and generally earn median wages. The average installment loan for a new borrower facilitated by us is approximately $2,000, payable in installments and with an average contractual term of 11 months.

HIGHLIGHTS

Our financial results as of and for the three months ended March 31, 2026 are summarized below:
•Net income increased 165.0% to $54.0 million from $20.4 million for the three months ended March 31, 2026 and 2025, respectively;
•Diluted earnings per common share increased $1.04 to $0.56 from diluted loss per common share of $0.48 for the three months ended March 31, 2026 and 2025, respectively;
•Adjusted net income (“Adjusted Net Income”)(1) decreased 11.2% to $30.0 million from $33.8 million for the three months ended March 31, 2026 and 2025, respectively;
•Adjusted earnings per share (“Adjusted EPS”)(1) decreased $0.03 to $0.35 from $0.38 for the three months ended March 31, 2026 and 2025, respectively;
•Total revenue increased 8.3% to $151.9 million from $140.3 million for the three months ended March 31, 2026 and 2025, respectively;
•Net originations decreased 7.0% to $176.0 million from $189.2 million for the three months ended March 31, 2026 and 2025, respectively; and
•Ending receivables increased 9.4% to $444.9 million from $406.6 million as of March 31, 2026 and 2025, respectively.

(1) Adjusted EPS and Adjusted Net Income are non-GAAP financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see the section titled “Non-GAAP Financial Measures” below.
RECENT EVENTS

In April 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BNCCORP, Inc. (“BNCC”) pursuant to which BNCC will merge with one of our wholly owned subsidiaries of the Company and BNC National Bank (“BNC”), a wholly owned subsidiary of BNCC, will become a wholly owned subsidiary of the Company (together with the Merger, the “Transaction”). The Transaction is subject to customary closing conditions, including regulatory and BNCC stockholder approvals, and is expected to close in the fourth quarter of 2026, although there can be no assurance that such conditions will be satisfied. The Transaction is expected to enable us to operate as a bank holding company and, over time, provide access to a more stable and lower-cost source of funding through deposits, although it will also subject us to increased regulatory capital and compliance requirements. We believe the Transaction will further align our technology-enabled platform with a regulated banking infrastructure, supporting our long-term strategy to vertically integrate our operations and enhance risk management and funding flexibility.

In addition, in April 2026, we completed a series of transactions pursuant to a Corporate Simplification Agreement (the “Corporate Simplification”), which resulted in us becoming the sole owner of OppFi-LLC and the termination of our Tax Receivable Agreement (the “TRA”). The Corporate Simplification is expected to simplify our organizational structure, eliminate noncontrolling interests, and result in future tax benefits totaling approximately $111 million from the tax basis "step-up" triggered by the Corporate Simplification and previous exchanges, partially offset by aggregate TRA termination payments of approximately $40.8 million. We expect the simplified structure to improve the transparency and comparability of our financial results and better position us to execute on our strategic and capital allocation priorities.
KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for our operations as of and for the three months ended March 31, 2026 and 2025. Percentages presented are calculated from the underlying whole-dollar amounts.

Total Net Originations

We measure originations to assess the growth trajectory and overall size of our loan portfolio. There is a direct correlation between origination growth and revenue growth. Loans are considered to be originated when the contract is signed with the prospective borrower. The vast majority of originations ultimately disburse to a borrower, but disbursement timing lags that of originations.

The following table presents total net originations (defined as gross originations net of transferred balance on refinanced loans), total retained net originations (defined as the portion of total net originations with respect to which we ultimately purchased a receivable from bank partners), and percentage of net originations by new loans for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Total net originations	$175,975	$189,168	$(13,193)	(7.0)%
Total retained net originations	$151,449	$168,963	$(17,514)	(10.4)%
Percentage of net originations by new loans	42.4%	36.6%	N/A	15.8%

Total net originations decreased to $176.0 million for the three months ended March 31, 2026 from $189.2 million for the three months ended March 31, 2025. The 7.0% decrease was mainly a result of lower net originations from refinance customers, as the prior year period benefited from changes to our credit model that increased the maximum loan amount those customers could refinance as well as higher average tax refunds that temporarily reduced loan demand for the current year period, which outweighed higher originations from new customers. Total retained net originations decreased to $151.4 million for the three months ended March 31, 2026 from $169.0 million for the three months ended March 31, 2025. The 10.4% decrease was a result of the decrease in total net originations, furthered by the growth in the percentage of loans retained by our bank partners.

Total net originations of new loans as a percentage of total loans increased to 42.4% for the three months ended March 31, 2026 from 36.6% for the three months ended March 31, 2025. The increase was a result of both new originations increasing and returning and refinance originations decreasing year over year.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of March 31, 2026 and 2025 (in thousands):

	As of March 31,		Change
	2026	2025	$	%
Ending receivables	$444,922	$406,579	$38,343	9.4%

Ending receivables increased to $444.9 million as of March 31, 2026 from $406.6 million as of March 31, 2025. The 9.4% increase was primarily driven by a higher balance to start the year, partially offset by lower retained net originations and higher gross charge-offs for the period.

Average Yield

Average yield represents total revenue from the period as a percent of average receivables and is presented as an annualized metric. Receivables are defined as the unpaid principal balances of loans. The following table presents average yield for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	%
Average yield, annualized	130.7%	135.8%	(3.8)%

Average yield decreased to 130.7% for the three months ended March 31, 2026 from 135.8% for the three months ended March 31, 2025. The 3.8% decrease was driven by an increase in delinquent loans in the portfolio that were not accruing interest throughout the period, partially offset by an increase in the average statutory rate during the period.

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

The following table presents net charge-offs as a percentage of total revenue and as an annualized percentage of average receivables for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	%
Net charge-offs as % of total revenue	42.5%	34.6%	22.8%
Net charge-offs as % of average receivables, annualized	55.5%	47.0%	18.2%

Net charge-offs as a percentage of total revenue increased to 42.5% for the three months ended March 31, 2026 from 34.6% for the three months ended March 31, 2025. The increase was a result of a lower yielding portfolio for the reasons discussed above in “Average Yield” combined with elevated gross charge-offs offsetting higher recoveries of previously charged off loans. Net charge-offs as a percentage of average receivables increased to 55.5% for the three months ended March 31, 2026 from 47.0% for the three months ended March 31, 2025. The increase was a result of elevated gross charge-offs offsetting higher recoveries of previously charged off loans.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan processor or underwriter (auto-approval) divided by the total number of loans approved. The following table presents auto approval rate for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	%
Auto-approval rate	79.2%	78.6%	0.8%

Auto-approval rate increased to 79.2% for the three months ended March 31, 2026 from 78.6% for the three months ended March 31, 2025. The increase was driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2026 and 2025
The following table presents our consolidated results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

(Unaudited)	2026	2025	$ Change	% Change
Revenue:
Interest and loan related income	$150,526	$139,118	$11,408	8.2%
Other revenue	1,355	1,150	205	17.8
	151,881	140,268	11,613	8.3
Change in fair value of finance receivables	(64,583)	(49,458)	(15,125)	30.6
Net revenue	87,298	90,810	(3,512)	(3.9)
Expenses:(a)
Salaries and employee benefits	14,254	13,778	476	3.5
Direct marketing costs	10,385	10,288	97	0.9
Interest expense and amortized debt issuance costs	8,510	10,247	(1,737)	(17.0)
Professional fees	7,264	4,199	3,065	73.0
Technology costs	3,329	2,961	368	12.4
Payment processing fees	1,658	1,630	28	1.7
Occupancy	871	1,039	(168)	(16.2)
Depreciation and amortization	591	1,760	(1,169)	(66.4)
General, administrative and other	5,074	2,416	2,658	110.0
Total expenses	51,936	48,318	3,618	7.5
Income from operations	35,362	42,492	(7,130)	(16.8)
Other income (expense):
Change in fair value of warrant liabilities	21,295	(21,607)	42,902	198.6
Income from equity method investment	1,120	1,076	44	4.1
Other income	232	80	152	191.1
Income before income taxes	58,009	22,041	35,968	163.2
Income tax expense	3,971	1,651	2,320	140.5
Net income	54,038	20,390	33,648	165.0
Less: net income attributable to noncontrolling interest	25,637	31,762	(6,125)	(19.3)
Net income (loss) attributable to OppFi Inc.	$28,401	$(11,372)	$39,773	349.7%

Earnings (loss) per common share attributable to OppFi Inc.:
Earnings (loss) per common share:
Basic	$1.06	$(0.48)
Diluted	$0.56	$(0.48)
Weighted average common shares outstanding:
Basic	26,778,432	23,691,769
Diluted	86,195,269	23,691,769

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

Total revenue increased by $11.6 million, or 8.3%, to $151.9 million for the three months ended March 31, 2026 from $140.3 million for the three months ended March 31, 2025. The increase was due to higher average receivables balances throughout the period.

Change in Fair Value of Finance Receivables

Change in fair value of finance receivables consists of gross charge-offs incurred in the period on the installment finance receivables, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $64.6 million for the three months ended March 31, 2026, which was comprised of $79.2 million of gross charge-offs and a negative fair value adjustment of $0.1 million, partially offset by $14.7 million of recoveries, up from $49.5 million for the three months ended March 31, 2025, which was comprised of $59.2 million of gross charge-offs and a negative fair value adjustment of $0.9 million, partially offset by $10.6 million of recoveries. The fair value adjustment for the three months ended March 31, 2026 had a negative impact due to the decrease in receivables over the period outweighing the increase in the fair value premium.

Net Revenue

Net revenue is equal to total revenue less the change in fair value of finance receivables. Net revenue decreased by $3.5 million, or 3.9%, to $87.3 million for the three months ended March 31, 2026 from $90.8 million for the three months ended March 31, 2025. This decrease was due to the increase in change in fair value of finance receivables outweighing the increase in total revenue.

Expenses

Expenses include costs related to salaries and employee benefits, interest expense and amortized debt issuance costs, sales and marketing, customer operations, technology, products, and analytics, and other general and administrative expenses.

Expenses increased by $3.6 million, or 7.5%, to $51.9 million for the three months ended March 31, 2026 from $48.3 million for the three months ended March 31, 2025. The increase in expenses was primarily driven by higher professional fees. The increase was partially offset by lower interest expense resulting from paying down debt and rate decreases as well as lower capitalized technology amortization expense. Despite the increase in overall expenses, expenses as a percentage of total revenue decreased from 34.4% to 34.2% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations decreased by $7.1 million to $35.4 million for the three months ended March 31, 2026 from income from operations of $42.5 million for the three months ended March 31, 2025. This decrease was driven by higher change in fair value of finance receivables and higher expenses outweighing total revenue as a result of the reasons stated above.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities resulted in a gain of $21.3 million and a loss of $21.6 million for the three months ended March 31, 2026 and 2025, respectively. The changes are largely attributed to changes in the price of our public warrants and value of our private warrants, driven by changes in our stock price and the remaining time until maturity.

Income from Equity Method Investment

On July 31, 2024, we acquired 35% of the outstanding equity securities of Bitty. We determined that we do not have a controlling financial interest in Bitty, but do exercise significant influence, and therefore the investment was accounted for under the equity method. Our proportionate share of Bitty’s earnings was $1.1 million for the three months ended March 31, 2026, approximately flat from $1.1 million for the three months ended March 31, 2025.

Other Income

Other income totaled $0.2 million for the three months ended March 31, 2026 and $0.1 million for the three months ended March 31, 2025. Other income for the three months ended March 31, 2026 was comprised of $0.1 million in income attributed to the sublease of one of our office facilities and a $0.1 million gain related to our tax receivable agreement liability. Other income for the three months ended March 31, 2025 was comprised of $0.1 million in income attributed to the sublease of one of our office facilities.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, income from equity method investment, and other income. Income before income taxes increased by $36.0 million, or 163.2%, to $58.0 million for the three months ended March 31, 2026 from $22.0 million for the three months ended March 31, 2025 driven by the gain from the change in fair value of warrant liabilities outweighing the decrease in income from operations for the reasons stated above.

Income Tax Expense

Income tax expense of $4.0 million for the three months ended March 31, 2026 increased by $2.3 million from $1.7 million for the three months ended March 31, 2025. The increase in income tax expense was largely attributed to the increase in OppFi Inc.’s ownership in OppFi-LLC.

Net Income

Net income is the difference between income before income taxes and income tax expense. Net income increased by $33.6 million to $54.0 million for the three months ended March 31, 2026 from net income of $20.4 million for the three months ended March 31, 2025 for the reasons stated above.

Net Income (loss) Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $28.4 million for the three months ended March 31, 2026, up from net loss attributable to OppFi Inc. of $11.4 million for the three months ended March 31, 2025. As a result of our Up-C structure as of March 31, 2026, the underlying income or expense components are generally the economic interest in OppFi-LLC’s income or loss, expenses related to our status as a public company, and the change in fair value of warrant liabilities. For the three months ended March 31, 2026, income from economic interest was $11.6 million and the gain from change in fair value of warrant liabilities was $21.3 million, partially offset by income tax expense of $4.0 million and general and administrative expense of $0.5 million, for net income attributable to OppFi Inc. of $28.4 million. For the three months ended March 31, 2025, income from economic interest was $12.5 million, offset by the loss from change in fair value of warrant liabilities of $21.6 million, income tax expense of $1.7 million, and general and administrative expense of $0.6 million, for net loss attributable to OppFi Inc. of $11.4 million.

Diluted Earnings per Share

For the three months ended March 31, 2026, our outstanding shares of Class V Voting Stock were included in computing the diluted earnings per share as the inclusion of these shares had a dilutive effect under the if-converted method. For the three months ended March 31, 2025, our outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share as the inclusion of these shares would have had an antidilutive effect under the if-converted method. Under the if-converted method, shares of our Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of our Class A Common Stock as of the beginning of the period.

CONDENSED BALANCE SHEETS

Comparison as of March 31, 2026 and December 31, 2025

The following table presents our condensed balance sheet as of March 31, 2026 and December 31, 2025 (in thousands). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	(Unaudited)		Change
	March 31, 2026	December 31, 2025	$	%
Assets
Cash and restricted cash	$99,920	$93,263	$6,657	7.1%
Finance receivables at fair value	502,558	546,236	(43,678)	(8.0)
Equity method investment	19,145	19,076	69	0.4
Other assets	98,364	95,515	2,849	3.0
Total assets	$719,987	$754,090	$(34,103)	(4.5)%
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$41,610	$46,171	$(4,561)	(9.9)%
Total debt	284,260	321,353	(37,093)	(11.5)
Warrant liabilities	5,160	26,455	(21,295)	(80.5)
Other liabilities	45,975	51,235	(5,260)	(10.3)
Total liabilities	377,005	445,214	(68,209)	(15.3)
Total stockholders’ equity	342,982	308,876	34,106	11.0
Total liabilities and stockholders’ equity	$719,987	$754,090	$(34,103)	(4.5)%

Total cash and restricted cash increased by $6.7 million as of March 31, 2026 primarily driven by the seasonal timing of finance receivables originated and acquired relative to finance receivables repaid, partially offset by the paydown of a portion of our revolving lines of credit and common stock repurchases. Finance receivables at fair value decreased by $43.7 million as of March 31, 2026 mainly driven by seasonality. Other assets increased by $2.8 million as of March 31, 2026 mainly due to an increase in property, equipment, and software of $4.6 million, partially offset by a decrease in the deferred tax asset of $1.2 million and a decrease in capitalized debt issuance costs of $0.5 million.

Accounts payable and accrued expenses decreased by $4.6 million as of March 31, 2026 driven by a decrease in accrued expenses of $3.6 million and a decrease in accounts payable of $0.9 million. Total debt decreased by $37.1 million as of March 31, 2026 driven primarily by a decrease in the utilization of revolving lines of credit. Warrant liabilities decreased by $21.3 million as of March 31, 2026 due to the decrease in the valuation of the warrants correlated with the increase in the share price of our Class A Common Stock over the period and decrease in time to maturity. Other liabilities decreased by $5.3 million as of March 31, 2026 driven by a decrease in the tax receivable agreement liability of $4.8 million and a decrease in the operating lease liability of $0.5 million. Total stockholders’ equity increased by $34.1 million as of March 31, 2026 mainly driven by net income and stock-based compensation, partially offset by distributions to members of OppFi-LLC and common stock repurchases.

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

The following table presents reconciliations of non-GAAP financial measures for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

(In thousands, except share and per share data)	Three Months Ended March 31,		Change
(Unaudited)	2026	2025	$	%
Net income	$54,038	$20,390	$33,648	165.0%
Income tax expense	3,971	1,651	2,320	140.5
Other income	(232)	(80)	(152)	191.1
Change in fair value of warrant liabilities	(21,295)	21,607	(42,902)	(198.6)
Other adjustments, net(a)	3,035	609	2,426	398.4
Adjusted EBT	39,517	44,177	(4,660)	(10.5)
Less: pro forma taxes(b)	9,472	10,360	(888)	(8.6)
Adjusted net income	$30,045	$33,817	$(3,772)	(11.2)%

Adjusted earnings per share	$0.35	$0.38
Weighted average diluted shares outstanding	86,195,269	87,991,698

(a) For the three months ended March 31, 2026, other adjustments, net of $3.0 million included $1.7 million in expenses related to stock compensation, $1.0 million in expenses related to corporate development, $0.2 million in expenses related to severance, and $0.1 million in expenses related to legal matters. For the three months ended March 31, 2025, other adjustments, net of $0.6 million included $1.3 million in expenses related to stock compensation, $0.3 million in expenses related to severance, $0.3 million in expenses related to legal matters, and $0.2 million in expenses related to an adjustment to the Company’s outstanding lease obligations, partially offset by a $1.4 million addback related to the partial forgiveness of remaining expenses related to OppFi Card’s exit activities. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.97% for the three months ended March 31, 2026 and 23.45% for the three months ended March 31, 2025, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Adjusted Earnings Per Share

Adjusted EPS is defined as adjusted net income divided by weighted average diluted shares outstanding, which represents shares of both classes of common stock outstanding and includes the impact of dilutive securities, such as restricted stock units, performance stock units, and stock options. We believe that presenting Adjusted EPS is useful to investors and others because, due to our Up-C structure as of March 31, 2026, Basic EPS calculated on a GAAP basis excludes a large percentage of our outstanding shares of common stock, which were Class V Voting Stock during such period, and Diluted EPS calculated on a GAAP basis excludes dilutive securities, including Class V Voting Stock, restricted stock units, performance stock units, and stock options, in any periods in which their inclusion would have an antidilutive effect. Prior to the Corporate Simplification, shares of our Class V Voting Stock could be exchanged, together with OppFi Units, into shares of our Class A Common Stock. Adjusted EPS therefore presents our Adjusted Net Income on a per share basis based on the shares of our common stock that could have been issued but for, or as a result of, our Up-C structure.

The following tables present reconciliations of non-GAAP financial measures for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
(Unaudited)	2026	2025
Weighted average Class A common stock outstanding	26,778,432	23,691,769
Weighted average Class V voting stock outstanding	58,694,615	62,698,935
Dilutive impact of restricted stock units	556,584	1,341,739
Dilutive impact of performance stock units	12,994	62,377
Dilutive impact of stock options	152,644	196,878
Weighted average diluted shares outstanding	86,195,269	87,991,698

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026		2025
(Unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		86,195,269		87,991,698
Net income	$54,038	$0.63	$20,390	$0.23
Income tax expense	3,971	0.05	1,651	0.02
Other income	(232)	—	(80)	—
Change in fair value of warrant liabilities	(21,295)	(0.25)	21,607	0.25
Other adjustments, net(a)	3,035	0.04	609	0.01
Adjusted EBT	39,517	0.46	44,177	0.50
Less: pro forma taxes(b)	9,472	0.11	10,360	0.12
Adjusted net income	$30,045	$0.35	$33,817	$0.38

(a) For the three months ended March 31, 2026, other adjustments, net of $3.0 million included $1.7 million in expenses related to stock compensation, $1.0 million in expenses related to corporate development, $0.2 million in expenses related to severance, and $0.1 million in expenses related to legal matters. For the three months ended March 31, 2025, other adjustments, net of $0.6 million included $1.3 million in expenses related to stock compensation, $0.3 million in expenses related to severance, $0.3 million in expenses related to legal matters, and $0.2 million in expenses related to an adjustment to the Company’s outstanding lease obligations, partially offset by a $1.4 million addback related to the partial forgiveness of remaining expenses related to OppFi Card’s exit activities. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.97% for the three months ended March 31, 2026 and 23.45% for the three months ended March 31, 2025, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over four years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Unrestricted cash	$63,865	$49,451
Undrawn debt	$240,740	$203,647

As of March 31, 2026, we had $63.9 million in unrestricted cash, an increase of $14.4 million from December 31, 2025. As of March 31, 2026, we had an additional $240.7 million of unused debt capacity under our financing facilities for future availability, representing a 46% overall undrawn capacity, an increase from $203.6 million as of December 31, 2025. The increase in undrawn debt was driven primarily by a decrease in the utilization of revolving lines of credit. Including total financing commitments of $525.0 million and cash and restricted cash on the balance sheet of $99.9 million, we had approximately $624.9 million in funding capacity as of March 31, 2026.

As part of management’s plan to improve the economics of our funding sources, on April 15, 2026, Gray Rock SPV LLC paid in full the outstanding obligations under its revolving credit agreement with Midtown Madison Management LLC (the “Gray Rock Credit Agreement”). Subsequent to the repayment, Gray Rock SPV LLC terminated the Gray Rock Credit Agreement. On April 15, 2026, Opportunity Funding SPE V, LLC borrowed approximately $46.5 million under its Third Amendment to the Second Amended and Restated Revolving Credit Agreement and used such borrowing to purchase the receivables from Gray Rock SPV LLC. As a result of the termination of the Gray Rock Credit Agreement, undrawn debt decreased by $67.2 million to approximately $173.5 million.

On April 15, 2026, we amended and terminated our TRA to provide for an aggregate early termination payment of $40.8 million, payable in installments to the applicable parties to the TRA on May 8, 2026 and September 1, 2026 (subject to acceleration upon closing of the Transaction).

On April 28, 2026, we entered into a Merger Agreement with BNCC. The Transaction is valued at approximately $130.7 million with an estimated cash consideration of approximately $69.3 million. The Transaction is subject to customary closing conditions, including regulatory and BNCC stockholder approvals, and is expected to close in the fourth quarter of 2026.

We believe that our unrestricted cash, undrawn debt and funds from operating income will be sufficient to meet our liquidity needs, including payment of the full aggregate early termination payment related to the amendment and termination of the TRA, the Transaction and current portion of our debt as it becomes due, for at least the next 12 months from the date of this Quarterly Report. Our future capital requirements will depend on multiple factors, including our revenue growth, aggregate receivables balance, interest expense, working capital requirements, cash provided by and used in operating, investing and financing activities and capital expenditures.

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

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2026 and 2025 (in thousands):

(In thousands, except % change)	Three Months Ended March 31,		Change
(Unaudited)	2026	2025	$	%
Net cash provided by operating activities	$90,779	$83,740	$7,039	8.4%
Net cash used in investing activities	(21,436)	(34,241)	12,805	(37.4)
Net cash used in financing activities	(62,686)	(47,019)	(15,667)	33.3
Net increase in cash and restricted cash	$6,657	$2,480	$4,177	168.4%

Operating Activities

Net cash provided by operating activities was $90.8 million for the three months ended March 31, 2026. This was an increase of $7.0 million when compared to net cash provided by operating activities of $83.7 million for the three months ended March 31, 2025, mainly due to the increase in net income.

Investing Activities

Net cash used in investing activities was $21.4 million for the three months ended March 31, 2026. This was a decrease of $12.8 million when compared to net cash used in investing activities of $34.2 million for the three months ended March 31, 2025, mainly due to lower finance receivables originated and acquired and lower finance receivables repaid and recovered, partially offset by higher capitalization of technology development expenses.

Financing Activities

Net cash used in financing activities was $62.7 million for the three months ended March 31, 2026. This was an increase of $15.7 million when compared to net cash used in financing activities of $47.0 million for the three months ended March 31, 2025, primarily due to decreased utilization of revolving lines of credit and repurchases of common stock.

FINANCING ARRANGEMENTS

Our corporate credit facilities consist of revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. For a detailed discussion on financing arrangements refer to Note 6 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following is a summary of our outstanding borrowings as of March 31, 2026 and December 31, 2025, including borrowing capacity as of March 31, 2026 (in thousands):

	Borrowing
Borrower	Capacity	2026	2025	Interest Rate as of March 31, 2026			Maturity Date
Opportunity Funding SPE V, LLC (Tranche C)	62,500	46,875	46,875	SOFR	plus	7.30%	February 2029
Opportunity Funding SPE V, LLC (Tranche D)	237,500	104,125	132,125	SOFR	plus	7.30%	February 2029
Opportunity Funding SPE IX, LLC	150,000	79,000	79,000	SOFR	plus	6.00%	September 2029
Gray Rock SPV LLC	75,000	54,260	63,353	SOFR	plus	7.45%	October 2026
Total senior debt	$525,000	$284,260	$321,353

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the information on critical accounting estimates as previously disclosed in our 2025 Annual Report.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk as previously disclosed in our 2025 Annual Report.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See “Legal contingencies” of Note 13 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the 2025 Annual Report under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price. Except as set forth below, there have been no material changes to our risk factors since the 2025 Annual Report.

We may not be able to consummate the Transaction with BNCC on the anticipated terms, on the anticipated timeline, or at all, which could adversely affect our business, financial condition, results of operation and stock price.

On April 28, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BNCCORP, Inc., a Delaware corporation (“BNCC”), and Birch Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, BNCC will merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of the Company (the “Merger”). Immediately following the Merger, an interim bank and wholly owned subsidiary of the Company to be formed following the date thereof will merge with and into BNC National Bank, a wholly owned subsidiary of BNCC (“BNC”), with BNC (which is expected to be renamed OppFi Bank, N.A.) surviving as a wholly owned subsidiary of the Company (the “Bank Merger” and together with the Merger, the “Transaction”). The consummation of the Transaction remains subject to the satisfaction or waiver of customary closing conditions, including regulatory and BNCC stockholder approvals, as well as the satisfaction of other customary conditions set forth in the Merger Agreement. These closing conditions may not be fulfilled in a timely manner or at all, and, accordingly, the Transaction may not be completed.

In connection with the Transaction, a portion of the consideration payable at closing will consist of shares of our Class A Common Stock. We expect to issue approximately 6.8 million shares of our Class A Common Stock in the Transaction. The issuance of these shares will dilute the ownership interests of our existing stockholders. Although the issuance represents a relatively small percentage of our currently outstanding Class A Common Stock, such dilution could adversely affect the market price of our Class A Common Stock.

If the Transaction is not consummated, or is consummated on different terms than as contemplated by the Merger Agreement, we could be adversely affected and subject to a variety of risks associated with the failure to consummate the Transaction, or to consummate the Transaction as contemplated by the Merger Agreement, including:
•our stockholders may be prevented from realizing the anticipated potential benefits of the Transaction;
•the market price of our Class A Common Stock could decline significantly;
•reputational harm due to the adverse public perception of any failure to successfully complete the Transaction; and
•the attention of our management and employees may be diverted from their day-to-day business and operational matters and our relationships with our customers, bank partners, regulators, vendors and employees may be disrupted as a result of efforts relating to attempting to consummate the Transaction.

Following the consummation of the Transaction, we may not realize the anticipated synergies and other expected benefits of the Transaction on the anticipated timeline or at all.

Even if the Transaction is completed, we may not realize the anticipated synergies and other expected benefits of the Transaction on the anticipated timeline or at all. The success of the Merger will depend, in part, on our ability to integrate BNC’s business, operations, technology platforms and personnel into our existing business, maintain regulatory compliance across applicable jurisdictions, and manage the combined company’s expanded scale and product offerings. Further, BNC’s business is subject to operational, regulatory, credit, market and compliance risks that differ from or are greater than those associated with our existing operations, including operating as a bank holding company, which we will be required to do after the closing. We will be required to devote significant management attention and resources to the integration of BNC’s business practices and operations into our existing platform. The integration may be complex and time-consuming.

For these and other reasons, it is possible that the integration process could result in the diversion of management’s attention, the disruption of our ongoing business or inconsistencies in operations, controls, policies and procedures, any of which could adversely affect our ability to maintain relationships with customers, bank partners, regulators, vendors and employees, or to realize the anticipated benefits of the Transaction. Failure to successfully integrate BNC’s business, or to realize the anticipated benefits of the Transaction could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 9, 2024, the Company’s Board of Directors (the “Board”) authorized a program to repurchase (the “2024 Repurchase Program”) up to $20 million in the aggregate of shares of the Company’s Class A Common Stock. On August 26, 2025, the Board authorized an increase to the 2024 Repurchase Program to repurchase an additional $20 million in the aggregate of shares of the Company’s Class A Common Stock bringing the total authorization to $40 million.

Repurchases under the 2024 Repurchase Program may be made from time to time on the open market, through privately negotiated transactions, or via other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable securities laws and legal requirements, including restrictions in the Company’s existing credit facilities. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule 10b5-1, which would permit Class A Common Stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of repurchases will depend on market conditions, share price, trading volume, and other factors. The 2024 Repurchase Program does not obligate the Company to repurchase any specific dollar amount or number of shares, and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. For each share of Class A Common Stock that the Company repurchases under the 2024 Repurchase Program, Opportunity Financial, LLC (“OppFi-LLC”), the Company’s direct subsidiary, will redeem one Class A common unit of OppFi-LLC held by the Company, decreasing the percentage of ownership of OppFi-LLC by the Company and relatively increasing the ownership by the other members. The 2024 Repurchase Program will expire in April 2027.

The table below shows information regarding our monthly repurchases of our Class A Common Stock during the first quarter of 2026.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the 2024 Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the 2024 Repurchase Program
January 1 - January 31, 2026	544,964	$9.85	544,964	$15,554,454
February 1 - February 28, 2026	495,735	9.19	495,735	10,987,579
March 1 - March 31, 2026	—	—	—	—
Total	1,040,699	$9.54	1,040,699	$10,987,579

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption and termination of a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated April 28, 2026, by an among OppFi Inc., Birch Merger Sub, LLC and BNCCORP, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2026).

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

10.1+
Amendment No. 3 to Second Amended and Restated Revolving Credit Agreement, dated April 10, 2026, by and among Opportunity Funding SPE V, LLC, as Borrower, Opportunity Financial, LLC, as Originator, Servicer and a Seller, OppWin, LLC, as a Seller, OppWin BPI, LLC, as a Seller, Midtown Madison Management LLC, as Administrative Agent and Collateral Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2026).

10.2	Form of Voting and Restriction Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2026).

10.3
Corporate Simplification Agreement, dated April 28, 2026, by and among OppFi Inc., Opportunity Financial, LLC, OppFi Management Holdings, LLC, OppFi Shares, LLC, the TRA Party Representative (as defined therein), and certain existing members of Opportunity Financial, LLC (as named therein) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2026).

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
___________________________
+ Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item (601)(b)(10).
† Certain schedules and similar attachments have been omitted in accordance with Regulation S-K Item 601(a)(5).
* Filed herewith.

** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2026	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)