Form 10-Q
period 2026-06-30
OppFi Inc.
filed 2026-08-10
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 6, 2026, there were 85,208,247 shares of common stock, including 85,208,247 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 0 shares of Class V common stock, par value $0.0001 per share, outstanding.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions, risks relating to OppFi’s proposed acquisition of BNCCORP, Inc. (“BNCC”), including the risk that the transaction may not be completed in a timely manner or at all, the failure to satisfy closing conditions or obtain required regulatory approvals, the impact of the transaction on OppFi’s governance structure, integration or execution challenges, and adverse reactions from customers or stockholders, the impact of tariffs, and tightening of credit markets on our business; the impact of challenging macroeconomic and marketplace conditions; the impact of stimulus or other government programs; whether the Commissioner of the Department of Financial Protection and Innovation for the State of California will be successful on appeal or otherwise prevail in future proceedings against us or targeting our industry or business model; whether we will be subject to AB 539; whether our bank partners will continue to lend in California and whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California; our ability to scale and grow joint venture or other strategic or minority investments, such as the Bitty business; the impact that events involving financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults, or non-performance, may have on our business; risks related to any material weakness in our internal controls over financial reporting; our ability to grow and manage growth profitably and retain our key employees; risks related to new products; risks related to evaluating and potentially consummating acquisitions; concentration risk; risks related to our ability to comply with various covenants in our corporate and warehouse credit facilities; risks related to potential litigation; changes in applicable laws or regulations, including, but not limited to, impacts from the One Big Beautiful Bill Act; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; risks related to management transitions; and other risks contained in the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 12, 2026 (“2025 Annual Report”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2026	2025
Assets
Cash(1)	$64,347	$49,451
Restricted cash(1)	27,499	43,812
Total cash and restricted cash	91,846	93,263
Finance receivables at fair value(1)	496,306	546,236
Equity method investment	19,958	19,076
Debt issuance costs, net(1)	3,901	5,034
Property, equipment and software, net	35,301	27,628
Operating lease right-of-use assets	8,009	8,834
Deferred tax asset	102,406	32,647
Other assets(1)	13,002	21,372
Total assets	$770,729	$754,090
Liabilities and stockholders’ equity
Liabilities:
Accounts payable(1)	$1,126	$2,773
Accrued expenses(1)	43,105	43,398
Tax receivable agreement liability	20,403	39,811
Operating lease liabilities	10,428	11,424
Senior debt(1)	276,453	321,353
Warrant liabilities	4,959	26,455
Total liabilities	356,474	445,214
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 89,763,407 shares issued and 85,301,728 shares outstanding as of June 30, 2026 and 30,552,601 shares issued and 27,272,028 shares outstanding as of December 31, 2025)	9	3
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with no shares and 58,698,241 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	—	6
Additional paid-in capital	437,238	113,508
Retained earnings (accumulated deficit)	9,730	(33,505)
Treasury stock, at cost (4,461,679 and 3,280,573 shares as of June 30, 2026 and December 31, 2025, respectively)	(32,722)	(21,528)
Total OppFi Inc.’s stockholders’ equity	414,255	58,484
Noncontrolling interest	—	250,392
Total stockholders’ equity	414,255	308,876
Total liabilities and stockholders’ equity	$770,729	$754,090

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

	June 30,	December 31,
	2026	2025
Assets of consolidated VIEs, included in total assets above
Cash	$237	$242
Restricted cash	12,745	30,097
Total cash and restricted cash	12,982	30,339
Finance receivables at fair value	398,590	462,656
Debt issuance costs, net	3,901	5,034
Other assets	20	61
Total assets	$415,493	$498,090
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$15	$—
Accrued expenses	2,736	3,373
Senior debt	276,453	321,353
Total liabilities	$279,204	$324,726

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Interest on finance receivables	$143,726	$141,144	$294,252	$280,262
Other revenue	1,444	1,299	2,799	2,449
	145,170	142,443	297,051	282,711
Change in fair value of finance receivables	(58,999)	(42,197)	(123,582)	(91,655)
Net revenue	86,171	100,246	173,469	191,056
Expenses:
Salaries and employee benefits	16,294	17,754	30,548	31,532
Direct marketing costs	11,403	11,890	21,788	22,178
Professional fees	13,613	4,792	20,877	8,991
Interest expense and amortized debt issuance costs	8,125	9,639	16,635	19,886
Technology costs	3,525	3,382	6,854	6,343
Payment processing fees	1,634	1,527	3,292	3,157
Depreciation and amortization	1,509	1,502	2,100	3,262
Occupancy	987	1,030	1,858	2,069
General, administrative and other	4,726	3,922	9,800	6,338
Total expenses	61,816	55,438	113,752	103,756
Income from operations	24,355	44,808	59,717	87,300
Other income (expense):
Change in fair value of warrant liabilities	201	(33,304)	21,496	(54,911)
Income from equity method investment	813	1,121	1,933	2,197
Other income	87	79	319	159
Income before income taxes	25,456	12,704	83,465	34,745
Income tax expense	9,844	1,224	13,815	2,875
Net income	15,612	11,480	69,650	31,870
Less: net income attributable to noncontrolling interest	770	32,260	26,407	64,022
Net income (loss) attributable to OppFi Inc.	$14,842	$(20,780)	$43,243	$(32,152)

Earnings (loss) per common share attributable to OppFi Inc.:
Earnings (loss) per common share:
Basic	$0.22	$(0.78)	$0.91	$(1.28)
Diluted	$0.18	$(0.78)	$0.74	$(1.28)
Weighted average common shares outstanding:
Basic	67,512,878	26,610,330	47,371,349	25,158,196
Diluted	86,037,151	26,610,330	86,117,558	25,158,196

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Retained Earnings	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	(Accumulated Deficit)	Stock	Interest	Equity
Balance, March 31, 2026	26,436,610	$3	58,688,241	$6	$112,297	$(5,179)	$(31,473)	$267,329	$342,982
Exchange of Class V shares	50,000	—	(50,000)	—	597	67	—	(664)	—
Issuance of common stock under equity incentive plan	446,106	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,080	—	—	—	3,080
Tax withholding on vesting of restricted stock units	(128,822)	—	—	—	(1,010)	—	—	—	(1,010)
Purchase of treasury stock	(140,407)	—	—	—	—	—	(1,249)	—	(1,249)
Member distributions	—	—	—	—	—	—	—	(12,446)	(12,446)
Tax receivable agreement	—	—	—	—	(6)	—	—	—	(6)
Deferred tax asset	—	—	—	—	8,365	—	—	—	8,365
Up-C collapse	58,638,241	6	(58,638,241)	(6)	254,988	—	—	(254,988)	—
Tax receivable agreement settlement	—	—	—	—	58,927	—	—	—	58,927
Net income	—	—	—	—	—	14,842	—	770	15,612
Balance, June 30, 2026	85,301,728	$9	—	$—	$437,238	$9,730	$(32,722)	$—	$414,255

Balance, March 31, 2025	25,309,798	$3	61,134,952	$6	$100,720	$(72,168)	$(6,011)	$214,214	$236,764
Exchange of Class V shares	1,935,410	—	(1,935,410)	—	4,091	1,417	—	(5,508)	—
Issuance of common stock under equity incentive plan	793,672	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,091	—	—	—	5,091
Exercise of warrants	200	—	—	—	3	—	—	—	3
Exercise of stock options	400	—	—	—	1	—	—	—	1
Tax withholding on vesting of restricted stock units	(171,225)	—	—	—	(1,621)	—	—	—	(1,621)
Member distributions	—	—	—	—	—	—	—	(36,612)	(36,612)
Tax receivable agreement	—	—	—	—	(3,551)	—	—	—	(3,551)
Deferred tax asset	—	—	—	—	6,150	—	—	—	6,150
Net (loss) income	—	—	—	—	—	(20,780)	—	32,260	11,480
Balance, June 30, 2025	27,868,255	$3	59,199,542	$6	$110,884	$(91,531)	$(6,011)	$204,354	$217,705

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited) - Continued
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Retained Earnings	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	(Accumulated Deficit)	Stock	Interest	Equity
Balance, December 31, 2025	27,272,028	$3	58,698,241	$6	$113,508	$(33,505)	$(21,528)	$250,392	$308,876
Exchange of Class V shares	60,000	—	(60,000)	—	(995)	(8)	—	1,003	—
Issuance of common stock under equity incentive plan	699,234	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	28,461	—	—	—	253	—	—	—	253
Stock-based compensation	—	—	—	—	4,749	—	—	—	4,749
Tax withholding on vesting of restricted stock units	(215,130)	—	—	—	(1,887)	—	—	—	(1,887)
Purchase of treasury stock	(1,181,106)	—	—	—	—	—	(11,194)	—	(11,194)
Member distributions	—	—	—	—	—	—	—	(22,814)	(22,814)
Tax receivable agreement	—	—	—	—	(21)	—	—	—	(21)
Deferred tax asset	—	—	—	—	7,716	—	—	—	7,716
Up-C collapse	58,638,241	6	(58,638,241)	(6)	254,988	—	—	(254,988)	—
Tax receivable agreement settlement	—	—	—	—	58,927	—	—	—	58,927
Net income	—	—	—	—	—	43,243	—	26,407	69,650
Balance, June 30, 2026	85,301,728	$9	—	$—	$437,238	$9,730	$(32,722)	$—	$414,255

Balance, December 31, 2024	22,036,015	$2	64,189,434	$7	$93,903	$(55,127)	$(6,011)	$201,439	$234,213
Exchange of Class V shares	4,989,892	1	(4,989,892)	(1)	11,082	2,162	—	(13,244)	—
Issuance of common stock under equity incentive plan	1,077,313	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	30,289	—	—	—	91	—	—	—	91
Stock-based compensation	—	—	—	—	6,352	—	—	—	6,352
Exercise of warrants	275	—	—	—	4	—	—	—	4
Exercise of stock options	400	—	—	—	1	—	—	—	1
Tax withholding on vesting of restricted stock units	(265,929)	—	—	—	(2,469)	—	—	—	(2,469)
Common stock dividend ($0.25 per share)	—	—	—	—	—	(6,414)	—	—	(6,414)
Member distributions	—	—	—	—	—	—	—	(47,863)	(47,863)
Tax receivable agreement	—	—	—	—	(9,433)	—	—	—	(9,433)
Deferred tax asset	—	—	—	—	11,353	—	—	—	11,353
Net (loss) income	—	—	—	—	—	(32,152)	—	64,022	31,870
Balance, June 30, 2025	27,868,255	$3	59,199,542	$6	$110,884	$(91,531)	$(6,011)	$204,354	$217,705

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$69,650	$31,870
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	123,582	91,655
Depreciation and amortization	2,100	3,262
Debt issuance cost amortization	1,335	1,687
Stock-based compensation expense	4,749	6,352
Loss on disposition of equipment	—	2
Impairment of right of use asset	—	155
Deferred income taxes	2,606	1,328
Tax receivable agreement liability adjustment	(146)	47
Change in fair value of warrant liabilities	(21,496)	54,911
Income from equity method investment	(1,933)	(2,197)
Distributions received from equity method investment	1,051	2,817
Changes in assets and liabilities:
Accrued interest receivable	(4,944)	(2,916)
Settlement receivable	—	(2,001)
Operating lease, net	(171)	(120)
Other assets	8,370	(4,045)
Accounts payable	(1,647)	1,852
Accrued expenses	(294)	(5,302)
Net cash provided by operating activities	182,812	179,357
Cash flows from investing activities:
Finance receivables acquired	(555,455)	(599,173)
Finance receivables repayments	486,747	492,642
Purchases of equipment and capitalized technology	(9,773)	(9,030)
Net cash used in investing activities	(78,481)	(115,561)
Cash flows from financing activities:
Member distributions	(22,814)	(47,863)
Borrowings of senior debt - revolving lines of credit	91,523	236,117
Payments of senior debt - revolving lines of credit	(136,423)	(219,048)
Payments of senior debt - term loan	—	(30,000)
Payments for debt issuance costs	(203)	(3,197)
Proceeds from employee stock purchase plan	253	91
Exercise of warrants	—	4
Exercise of stock options	—	1
Payments of tax withholding on vesting of restricted stock units	(1,887)	(2,469)
Payments on tax receivable agreement liability	(25,003)	(1,041)
Purchase of treasury stock	(11,194)	—
Dividend paid on common stock	—	(6,414)
Net cash used in financing activities	(105,748)	(73,819)
Net decrease in cash and restricted cash	(1,417)	(10,023)

Cash and restricted cash
Beginning	93,263	88,288
Ending	$91,846	$78,265

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$15,390	$18,135
Income taxes paid	$1,852	$3,658

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) - Continued
(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of noncash activities:
Adjustments to additional paid-in capital as a result of tax receivable agreement	$(21)	$(9,433)
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$7,716	$11,353
Adjustments to additional paid-in capital as a result of the Up-C collapse	$254,988	$—
Adjustments to additional paid-in capital as a result of tax receivable agreement settlement	$58,927	$—

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

Corporate Simplification

On April 28, 2026, OppFi entered into a Corporate Simplification Agreement (the “CSA”) with Opportunity Financial, LLC (“OppFi-LLC”), a Delaware limited liability company, OppFi Management Holdings, LLC (“Management Holdings”), a Delaware limited liability company, OppFi Shares, LLC (“OFS”), a Delaware limited liability company, and certain other parties, pursuant to which the OppFi completed a series of transactions designed to simplify its corporate structure (the “Corporate Simplification”). Pursuant to the CSA, certain holders of Class A common units of OppFi-LLC (“OppFi Units”) exchanged all of their issued and outstanding OppFi Units for shares of OppFi’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), on a one-for-one basis and OFS surrendered the shares of OppFi’s Class V common stock, par value $0.0001 per share (“Class V Voting Stock”), it held associated with such exchanged units, each in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”), following which, OppFi owned approximately 94.7% of OppFi-LLC.

Immediately following such exchanges, in accordance with the Agreement and Plan of Merger, dated April 28, 2026 (the “OppFi-LLC Merger Agreement”), by and among OppFi, OppFi-LLC, Management Holdings, OFS and Oak Merger Sub 1, LLC, a Delaware limited liability company and wholly owned subsidiary of OppFi (“Oak Merger Sub”), Oak Merger Sub merged with and into OppFi-LLC, with OppFi-LLC surviving (the “OppFi-LLC Merger”). At the effective time of the OppFi-LLC Merger, each remaining OppFi Unit held by holders other than OppFi, constituting approximately 5.3% of the issued and outstanding OppFi Units, was canceled and converted into the right to receive one share of Class A Common Stock and all remaining shares of Class V Voting Stock were surrendered to OppFi for no consideration. Immediately following the closing of the OppFi-LLC Merger, Management Holdings distributed the Class A Common Stock received in the OppFi-LLC Merger to its members in redemption of their interests in Management Holdings.

As a result of the Corporate Simplification, all OppFi stockholders now hold Class A Common Stock with identical economic and voting interests and OppFi-LLC is a direct, 100% owned subsidiary of OppFi.

Prior to the Corporate Simplification, OppFi was organized as a C corporation that owned an equity interest in OppFi-LLC in what is commonly referred to as an umbrella partnership C corporation (“Up-C”) structure in which substantially all of the assets and the business of the Company were held by OppFi-LLC and its subsidiaries. OppFi’s only direct assets consisted of OppFi Units. As of December 31, 2025, OppFi owned approximately 31.7% of the OppFi Units and controlled OppFi-LLC as the sole manager of OppFi-LLC in accordance with the terms of the OppFi A&R LLCA. All remaining OppFi Units (“Retained OppFi Units”) were beneficially owned by the members of OppFi-LLC (“Members”). OFS held a controlling voting interest in OppFi through its ownership of shares of Class V Voting Stock in an amount equal to the number of Retained OppFi Units and therefore had the ability to control OppFi-LLC.

Gray Rock

On April 15, 2026 (the “Gray Rock Termination Date”), OppFi-LLC terminated agreements with Midtown Madison Management LLC (“Midtown”), an unrelated third party, and Gray Rock SPV LLC (“Gray Rock”), an entity formed by third-party investors for the purpose of purchasing participation interests in receivables from Gray Rock Finance LLC, previously entered into on April 15, 2022. On the Gray Rock Termination Date, OppFi-LLC also terminated certain total return swaps (the “TRS”) with Midtown, providing credit protection related to a reference pool of consumer receivables financed by Midtown, previously entered into on April 15, 2022.

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

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2025 included in the 2025 Annual Report. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

position for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2026.

The accompanying unaudited consolidated financial statements include the accounts of OppFi and OppFi-LLC with its direct and indirect wholly owned subsidiaries and consolidated variable interest entities. All significant intercompany transactions and balances have been eliminated in consolidation.

VIE Model

On the Gray Rock Termination Date, the Company determined that Gray Rock no longer constitutes a variable interest entity and the Company deconsolidated Gray Rock on the Gray Rock Termination Date.

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

Reclassifications: Certain prior period amounts in the unaudited consolidated statements of operations for the three and six months ended June 30, 2025, have been reclassified to conform to the comparative period presentation for the three and six months ended June 30, 2026. These reclassifications have no effect on the previously reported results of operations.

Certain line items in the unaudited consolidated statements of cash flows for the six months ended June 30, 2025, have been reclassified to conform to the comparative period presentation for the six months ended June 30, 2026, specifically the presentation on the finance receivables acquired and repayments and the borrowings and payments of the Company’s senior debt - revolving lines of credit.

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

Participation rights purchase obligations: As of June 30, 2026 and December 31, 2025, the unpaid principal balance of finance receivables outstanding for purchase was $6.6 million and $9.0 million, respectively.

Capitalized technology: In May 2026, the new internally developed software was placed into service. The Company estimated the useful life for the new internally developed software to have a five year useful life. The Company capitalized software development costs totaling $5.2 million and $4.2 million for the three months ended June 30, 2026 and 2025, respectively, and $9.6 million and $8.3 million for the six months ended June 30, 2026 and 2025, respectively. The Company also capitalized interest associated with application development totaling $0.3 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense, which is included in depreciation and amortization in the consolidated statements of operations, totaled $1.4 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively, and $1.9 million and $3.0 million for the six months ended June 30, 2026 and 2025, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Tax receivable agreement liability: In connection with the Corporate Simplification, the CSA provides for an amendment and termination of that certain Tax Receivables Agreement, dated July 20, 2021, by and among OppFi, OppFi-LLC and the other persons named therein (as amended, the “TRA”). The amendment to the TRA, among other things, provides for an aggregate early termination payment of $40.8 million, payable to the parties to the TRA (the “TRA Parties”) in accordance with the terms and upon the conditions of the TRA (the “Early Termination Payments”). Such Early Termination Payments were, or will be, made to the applicable TRA Parties in equal installments on May 8, 2026 and September 1, 2026, subject to acceleration with respect to any portions of the Early Termination Payments outstanding as of the closing of the Merger Agreement (as defined below). Upon payment of the Early Termination Payments, the TRA will terminate in its entirety and all obligations of OppFi and OppFi-LLC thereunder will be extinguished. The CSA also provides for mutual releases among OppFi, OppFi-LLC and the TRA Parties with respect to the TRA, pursuant to which, among other things, the TRA Parties will release OppFi, OppFi-LLC and their affiliates from any further obligations under the TRA (other than the right to receive the Early Termination Payments) and OppFi and OppFi-LLC provide reciprocal releases to the TRA Parties.

Exit costs, net: In June 2026, the Company fulfilled its remaining contractual liability of $0.2 million with one of its vendors to terminate its remaining contract associated with its OppFi Card product.

Income tax: As a result of the Corporate Simplification, OppFi is subject to corporate income taxes in the United States based upon its activities and all of taxable income from OppFi-LLC at the federal and state level as OppFi-LLC is a direct, wholly owned subsidiary of OppFi.

Prior to the Corporate Simplification, OppFi was subject to corporate income taxes in the United States based upon its activities and its allocable share of taxable income from OppFi-LLC at the federal and state level.

Noncontrolling interests: As a result of the Corporate Simplification, OppFi-LLC is a direct, wholly owned subsidiary of OppFi; therefore, OppFi-LLC has no further noncontrolling interest.

Prior to the Corporate Simplification, noncontrolling interests were held by the Members, who retained 68.3% of the economic ownership percentage of OppFi-LLC as of December 31, 2025.

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

Note 2. Acquisition

Pending Acquisition

On April 28, 2026, OppFi entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BNCCORP, Inc., a Delaware corporation (“BNCC”), and Birch Merger Sub, LLC, a Delaware limited liability company and wholly owned

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

subsidiary of OppFi (“Merger Sub”). Pursuant to the Merger Agreement, BNCC will merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of the Company (the “Merger”). Immediately following the Merger, an interim bank and wholly owned subsidiary of the Company to be formed following the date thereof will merge with and into BNC National Bank, a wholly owned subsidiary of BNCC (“BNC”), with BNC (which is expected to be renamed OppFi Bank, N.A.) surviving as a wholly owned subsidiary of the Company (the “Bank Merger” and together with the Merger, the “Transaction”). The Merger Agreement was unanimously approved by the boards of directors of each of the Company and BNCC.

Under the terms of the Merger Agreement, if the Merger is completed, for each share of BNCC Common Stock owned, BNCC stockholders will be entitled to receive (i) $19.375, without interest, in cash and (ii) a number of shares of OppFi’s Class A Common Stock, equal to the Exchange Ratio of 1.90 shares of OppFi’s Class A Common Stock for each share of BNCC Common Stock. As of April 28, 2026, the date of the Merger Agreement, the preliminary estimated Merger Consideration transferred was valued at approximately $130.7 million. This preliminary estimate was based on the closing stock price of OppFi’s Class A Common Stock as of April 28, 2026, which was $9.01. Given the range of prices of shares of OppFi’s Class A Common Stock since the announcement of the Transaction, the value of the Merger Consideration expected to be transferred at the closing of the Transaction may differ materially from the preliminary estimate of the value of the Merger Consideration to be transferred.

During the three and six months ended June 30, 2026, pre-tax acquisition-related expenses incurred were $2.8 million and $3.1 million, respectively, which is included in professional fees in the consolidated statement of operations.

Note 3. Finance Receivables at Fair Value

The components of installment finance receivables at fair value as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	2026	2025
Unpaid principal balance of finance receivables - accrual	$405,076	$454,542
Unpaid principal balance of finance receivables - non-accrual	34,989	38,576
Unpaid principal balance of finance receivables	$440,065	$493,118

Finance receivables at fair value - accrual	$470,049	$524,577
Finance receivables at fair value - non-accrual	3,244	3,590
Finance receivables at fair value, excluding accrued interest receivable	473,293	528,167
Accrued interest receivable	23,013	18,069
Finance receivables at fair value	$496,306	$546,236

Difference between unpaid principal balance and fair value	$33,228	$35,049

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finance receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of June 30, 2026 and December 31, 2025, the aggregate unpaid principal balance of installment finance receivables 90 days or more past due on a contractual basis was $17.3 million and $16.4 million, respectively. As of June 30, 2026 and December 31, 2025, the fair value of installment finance receivables 90 days or more past due on a contractual basis was $1.6 million and $1.5 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the fair value of installment finance receivables at fair value for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at the beginning of the period	$502,558	$454,683	$546,236	$473,696
Acquired	329,367	326,992	555,455	599,173
Repayments	(276,948)	(250,312)	(486,747)	(492,642)
Accrued interest receivable	328	2,322	4,944	2,916
Charge-offs, net(1)	(57,276)	(45,509)	(121,761)	(94,021)
Net change in fair value(1)	(1,723)	3,312	(1,821)	2,366
Balance at the end of the period	$496,306	$491,488	$496,306	$491,488

(1) Included in change in fair value of finance receivables in the consolidated statements of operations.

The estimated amount of earnings included in losses attributable to changes in instrument-specific credit risk was $12.9 million and $4.8 million for the three and six months ended June 30, 2026, respectively. The estimated amount of losses included in losses attributable to changes in instrument-specific credit risk was $12.1 million and $5.7 million for the three and six months ended June 30, 2025, respectively. The credit risk component was driven by the expected default rate assumption applied in the discounted cash flow model. The expected default rate assumption was developed based on historical data of the installment loan portfolio and also included adjustments to reflect management’s judgment of current economic trends and future credit performance.

Note 4. Property, Equipment and Software, Net

Property, equipment and software as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	2026	2025
Capitalized technology	$96,036	$86,411
Furniture, fixtures and equipment	4,787	4,639
Leasehold improvements	979	979
Total property, equipment and software	101,802	92,029
Less accumulated depreciation and amortization	(66,501)	(64,401)
Property, equipment and software, net	$35,301	$27,628

Note 5. Accrued Expenses

Accrued expenses as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	2026	2025
Accrual for services rendered and goods purchased	$17,052	$9,129
Accrued income tax payable	8,347	273
Amount due to bank partners	6,706	6,513
Accrued payroll and benefits	5,946	9,839
Accrued interest payable	2,510	2,601
Accrued legal expense	—	13,000
Other	2,544	2,043
Total	$43,105	$43,398

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Leases

The components of total lease cost for three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$546	$550	$1,094	$1,108
Variable lease expense	391	432	665	863
Short-term lease cost	40	39	80	80
Sublease income	(87)	(79)	(173)	(159)
Total lease cost	$890	$942	$1,666	$1,892

Supplemental cash flow information related to the leases for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$633	$819	$1,477	$1,229

The weighted average remaining lease term and discount rate as of June 30, 2026 and December 31, 2025 were as follows:

	2026	2025
Weighted average remaining lease term (in years)	4.3	4.8
Weighted average discount rate	5.0%	5.0%

Future minimum lease payments as of June 30, 2026 were as follows (in thousands):

Year	Amount
Remaining of 2026	$1,291
2027	2,633
2028	2,712
2029	2,794
2030	2,144
Total lease payments	11,574
Less: imputed interest	(1,146)
Operating lease liabilities	$10,428

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Senior Debt

The Company’s senior debt, which is comprised of revolving lines of credit, as of June 30, 2026 and December 31, 2025, including borrowing capacity as of June 30, 2026, were as follows (in thousands):

Borrower	Borrowing Capacity	2026	2025	Interest Rate as of June 30, 2026			Maturity Date
Opportunity Funding SPE V, LLC (Tranche C)	$62,500	$46,875	$46,875	SOFR	plus	7.30%	February 2029
Opportunity Funding SPE V, LLC (Tranche D)	237,500	150,578	132,125	SOFR	plus	7.30%	February 2029
Opportunity Funding SPE IX, LLC	150,000	79,000	79,000	SOFR	plus	6.00%	September 2029
Gray Rock SPV LLC	—	—	63,353	SOFR	plus	7.45%	October 2026	(1)
Total revolving lines of credit	$450,000	$276,453	$321,353

(1) Maturity date and interest rate as of December 31, 2025 and for subsequent period until the borrowing was paid in full in April 2026.

Revolving line of credit - Opportunity Funding SPE V, LLC

On February 13, 2025, OppFi-LLC and Opportunity Funding SPE V, LLC as borrower, a direct wholly owned subsidiary of OppFi-LLC, OppWin, LLC and OppWin BPI, LLC, each as sellers (the “Sellers”), Midtown, as administrative and collateral agent, and the lenders party thereto entered into a Second Amended and Restated Revolving Credit Agreement (as amended, the “Second A&R Credit Agreement”), which amended that certain Amended and Restated Revolving Credit Agreement (the “A&R Credit Agreement”). The Second A&R Credit Agreement amended the A&R Credit Agreement to, among other things, amend borrowings under Tranche C to bear interest at Term Secured Overnight Financing Rate plus 7.30% on January 1, 2026 and thereafter.

On April 10, 2026, OppFi-LLC, Opportunity Funding SPE V, LLC, the Sellers, Midtown and the lenders party thereto entered into a Third Amendment to the Second Amended and Restated Revolving Credit Agreement (the “Third Amendment”), which amended the Second A&R Credit Agreement to, among other things, modify the Eligibility Criteria, Excess Concentration Limits and Collateral Performance Triggers, each as defined in the Third Amendment, in each case to permit the Sellers to sell into the facility certain receivables that were acquired from Gray Rock in connection with the termination of the Gray Rock Credit Agreement (as defined below).

On the Gray Rock Termination Date, Opportunity Funding SPE V, LLC borrowed $46.5 million under the Third Amendment and used such borrowing to purchase from the Gray Rock all interests owned by Gray Rock in the consumer receivables financed with the loans made under the Gray Rock Credit Agreement (as defined below) (the “Gray Rock Receivables”) from Gray Rock via OppFi-LLC and the Sellers, which Gray Rock Receivables were then pledged as collateral under the Third Amendment.

Revolving line of credit - Gray Rock SPV, LLC

On the Gray Rock Termination Date, Gray Rock used the purchase price for the Gray Rock Receivables to repay its obligations under the $75 million revolving credit agreement (the “Gray Rock Credit Agreement”) in full, and Midtown caused the reference lenders under the Gray Rock Credit Agreement to assign their right, title and interest under the Gray Rock Credit Agreement to OppFi-LLC, providing OppFi-LLC with any residuals under the Gray Rock Credit Agreement.

On the Gray Rock Termination Date, the TRS terminated due to the repayment in full of the loans made under the Gray Rock Credit Agreement in connection with the revolving commitment termination date under the Gray Rock Credit Agreement. OppFi-LLC did not incur any termination penalties in connection with the termination of the TRS.

Total interest expense related to the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $7.4 million and $9.0 million for the three months ended June 30, 2026 and 2025, respectively, and $15.3 million and $18.2 million for the six months ended June 30, 2026 and 2025, respectively.

Note 8. Warrant Liabilities

During the three and six months ended June 30, 2026, there were no exercises of warrants. During the three and six months ended June 30, 2025, 200 and 275 warrants were exercised, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 9. Stockholders’ Equity

Share repurchase: On May 6, 2026, OppFi’s Board of Directors (the “Board”) approved a new share repurchase program (the “Repurchase Program”) under which OppFi may repurchase up to $40 million of its Class A Common Stock. The Repurchase Program replaces OppFi’s repurchase program previously approved on April 4, 2024, which was terminated. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule 10b5-1, which would permit Class A Common Stock to be repurchased when OppFi might otherwise be precluded from doing so under trading laws. The Repurchase Program does not obligate OppFi to repurchase any specific dollar amount or number of shares, and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. The Repurchase Program will expire in May 2029.

During the three months ended June 30, 2026, OppFi repurchased 140,407 shares of Class A Common Stock, which were held as treasury stock, for an aggregate purchase price of $1.2 million at an average purchase price per share of $8.88. During the six months ended June 30, 2026, OppFi repurchased 1,181,106 shares of Class A Common Stock, which were held as treasury stock, for an aggregate purchase price of $11.2 million at an average purchase price per share of $9.46. There were no repurchase activities during the three and six months ended June 30, 2025. As of June 30, 2026, $38.8 million of the repurchase authorization under the Repurchase Program remained available.

Dividend: On April 18, 2025, OppFi paid a dividend of $0.25 per share ($6.4 million in the aggregate) to stockholders of record of OppFi’s Class A Common Stock as of the close of business on April 8, 2025.

Member Distribution: On April 18, 2025, OppFi-LLC paid a special distribution of $0.25 per unit ($21.7 million in the aggregate, which is included in the member distributions in the consolidated statements of stockholder’s equity, to holders of record of OppFi Units as of the close of business on April 8, 2025.

Note 10. Stock-Based Compensation

As of June 30, 2026, the Company had only granted awards in the form of stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”).

A summary of the Company’s stock option activity for the six months ended June 30, 2026 was as follows:

(in thousands, except share and per share data)	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,841,792	$13.65	5.6	$1,748
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2026	1,841,792	$13.65	5.1	$1,612
Vested and exercisable as of June 30, 2026	1,841,792	$13.65	5.1	$1,612

A summary of the Company’s RSUs activity for the six months ended June 30, 2026 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2025	1,629,184	$6.88
Granted	800,535	7.73
Vested	(574,048)	7.28
Forfeited	(131,090)	6.31
Unvested as of June 30, 2026	1,724,581	$7.18

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s PSUs activity for the six months ended June 30, 2026 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	19,276	$3.26
Granted	—	—
Vested	(19,276)	3.26
Forfeited	—	—
Unvested as of June 30, 2026	—	$—

The Company recognized stock-based compensation expense related to stock options, RSUs, and PSUs of $3.0 million and $5.1 million for the three months ended June 30, 2026 and 2025, respectively and $4.6 million and $6.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, total unrecognized compensation expense related to unvested RSUs was $11.0 million which will be recognized over a weighted-average vesting period of approximately 2.0 years. As of June 30, 2026, there were no unrecognized compensation expenses related to unvested stock options and PSUs.

Note 11. Income Taxes

For the three months ended June 30, 2026, OppFi recorded an income tax expense of $9.8 million and reported consolidated income before income taxes of $25.5 million, resulting in a 38.7% effective income tax rate. For the three months ended June 30, 2025, OppFi recorded an income tax expense of $1.2 million and reported consolidated income before income taxes of $12.7 million, resulting in a 9.6% effective income tax rate. For the six months ended June 30, 2026, OppFi recorded an income tax expense of $13.8 million and reported consolidated income before income taxes of $83.5 million, resulting in a 16.6% effective income tax rate. For the six months ended June 30, 2025, OppFi recorded an income tax expense of $2.9 million and reported consolidated income before income taxes of $34.7 million, resulting in a 8.3% effective income tax rate.

OppFi’s effective income tax rates for the three and six months ended June 30, 2026 and 2025 differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, warrant liability, and discrete tax items. The warrant liabilities are recorded by OppFi and the fair value adjustment of the warrant liabilities is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate. For the three months ended June 30, 2026, one discrete item was recorded consisting of a $0.1 million benefit related to stock compensation, which decreased the effective tax rate by 0.5%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended June 30, 2026 would have been 39.2%. For the three months ended June 30, 2025, one discrete item was recorded consisting of a $0.6 million benefit related to stock compensation, which decreased the effective tax rate by 4.8%. Excluding the aforementioned discrete item, the effective rate for the three months ended June 30, 2025 would have been 14.4%. For the six months ended June 30, 2026, one discrete item was recorded of $0.2 million related to stock compensation, which in total decreased the effective tax rate by 0.2%. Excluding the aforementioned discrete item, the effective tax rate for the six months ended June 30, 2026 would have been 16.8%. For the six months ended June 30, 2025, one discrete item was recorded of $0.7 million related to stock compensation, which in total decreased the effective tax rate by 2.0%. Excluding the aforementioned discrete item, the effective tax rate for the six months ended June 30, 2025 would have been 10.3%.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of June 30, 2026 and 2025, OppFi owned 100.0% and 32.0%, respectively, of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

During the three months ended June 30, 2026, the Company’s net deferred tax asset increased as a result of the aggregate effects of both the Corporate Simplification and the termination of the TRA. For tax purposes, the Corporate Simplification resulted in a step-up of tax basis calculated with reference to the fair value of consideration exchanged. The tax-effected amount of the excess tax basis over the carrying value of the assets represents the increase of the Company’s net deferred tax asset position. The termination of the TRA reduced related deferred tax assets to reflect the elimination of future deductible amounts.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The total increase in the net deferred tax asset attributable to the Corporate Simplification and the termination of the TRA was $73.1 million.

As of June 30, 2026 and December 31, 2025, OppFi recorded an unrecognized tax benefit of $0.3 million and $0.2 million, respectively, related to research and development credits allocated from OppFi-LLC. ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for the payment of interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 12. Fair Value Measurements

Fair value on a nonrecurring basis: As of June 30, 2026 and December 31, 2025, the Company had no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

		Fair Value Measurements
	2026	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest receivable (1)	$473,293	$—	$—	$473,293

Financial liabilities:
Warrant liability - Public Warrants (2)	421	421	—	—
Warrant liability - Private Placement Warrants ($11.50 Exercise Price Warrants) (3)	12	—	12	—
Warrant liability - Private Placement Warrants ($15 Exercise Price Warrants) (4)	4,526	—	—	4,526

		Fair Value Measurements
	2025	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest receivable (1)	$528,167	$—	$—	$528,167

Financial liabilities:
Warrant liability - Public Warrants (2)	20,429	20,429	—	—
Warrant liability - Private Placement Warrants (4)	6,026	—	—	6,026

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

During the three months ended June 30, 2026, there were no transfers of assets or liabilities in or out of Level 3 fair value measurement. During the six months ended June 30, 2026, there was a transfer of liability out of Level 3 fair value measurements. During the three and six months ended June 30, 2025, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the significant assumptions used for the Company’s Private Placement Warrants as of June 30, 2026 and December 31, 2025:

	2026	2025
	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	4.15%	3.55%	3.75%
Expected term (years)	5.1 years	0.6 years	5.6 years
Expected volatility	66.60%	60.30%	56.80%
Exercise price	$15.00	$11.50	$15.00
Fair value of warrants	$4.96	$1.54	$4.79

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2025	$1,655	$4,371	$6,026
Change in fair value	—	155	155
Transfer out of Level 3	(1,655)	—	(1,655)
Fair value as of June 30, 2026	$—	$4,526	$4,526

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements
	2026	Level 1	Level 2	Level 3
Financial assets:
Cash	$64,347	$64,347	$—	$—
Restricted cash	27,499	27,499	—	—
Accrued interest receivable (1)	23,013	23,013	—	—

Financial liabilities:
Accrued interest payable (2)	2,510	2,510	—	—
Senior debt	276,453	—	—	276,453

		Fair Value Measurements
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash	$49,451	$49,451	$—	$—
Restricted cash	43,812	43,812	—	—
Accrued interest receivable (1)	18,069	18,069	—	—

Financial liabilities:
Accrued interest payable (2)	2,601	2,601	—	—
Senior debt	321,353	—	—	321,353

(1) Included in finance receivables at fair value in the consolidated balance sheets.
(2) Included in accrued expenses in the consolidated balance sheets.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 13. Segment Reporting

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

The following table presents selected financial information for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$145,170	$142,443	$297,051	$282,711

Charge-offs, net	(57,276)	(45,509)	(121,761)	(94,021)
Net change in fair value	(1,723)	3,312	(1,821)	2,366
Change in fair value of finance receivables	(58,999)	(42,197)	(123,582)	(91,655)
Net revenue	86,171	100,246	173,469	191,056
Expenses:
Salaries and employee benefits	16,294	17,754	30,548	31,532
Direct marketing costs	11,403	11,890	21,788	22,178
Professional fees	13,613	4,792	20,877	8,991
Interest expense and amortized debt issuance costs	8,125	9,639	16,635	19,886
Technology costs	3,525	3,382	6,854	6,343
Payment processing fees	1,634	1,527	3,292	3,157
Depreciation and amortization	1,509	1,502	2,100	3,262
Occupancy	987	1,030	1,858	2,069
General, administrative and other	4,726	3,922	9,800	6,338
Total expenses	61,816	55,438	113,752	103,756
Income from operations	24,355	44,808	59,717	87,300
Other income (expense):
Change in fair value of warrant liabilities	201	(33,304)	21,496	(54,911)
Income from equity method investment	813	1,121	1,933	2,197
Other income	87	79	319	159
Income before income taxes	25,456	12,704	83,465	34,745
Income tax expense	9,844	1,224	13,815	2,875
Net income	15,612	11,480	69,650	31,870
Less: net income attributable to noncontrolling interest	770	32,260	26,407	64,022
Net income (loss) attributable to OppFi Inc.	$14,842	$(20,780)	$43,243	$(32,152)

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

On March 7, 2022, the Company filed a complaint for declaratory and injunctive relief (“Complaint”) against the Commissioner (in her official capacity) of the Department of Financial Protection and Innovation of the State of California (“Defendant”) in the Superior Court of the State of California, County of Los Angeles, Central Division (“Court”). The Complaint seeks a declaration that the interest rate caps set forth in the California Financing Law, as amended by the Fair Access to Credit Act, a/k/a AB 539 (“CFL”), do not apply to loans that are originated by the Company’s federally-insured state-chartered bank partners and serviced through the Company’s technology and service platform pursuant to a contractual arrangement with each such bank (“Program”). The Complaint further seeks injunctive relief against the Defendant, preventing the Defendant from enforcing interest rate caps under the CFL against the Company based on activities related to the Program. On April 8, 2022, the Defendant filed a cross-complaint against the Company attempting to enforce the CFL against the Company and, among other things, void loans that are originated by the Company’s federally-insured state-chartered bank partners through the Program in California and seek financial penalties against the Company. On October 17, 2022, the Company filed a cross-complaint against the Defendant seeking declaratory relief for issuing an underground regulation to determine the “true lender” under the CFL without complying with California’s Administrative Procedures Act. On January 30, 2023, the Defendant filed a motion for a preliminary injunction seeking to enjoin the Company from providing services to FinWise in connection with loans made to California consumers to the extent that such loans are in excess of California’s interest rate caps. On September 26, 2023, the Court sustained the Defendant’s demurrer to the Company’s cross-complaint with leave to amend. On October 26, 2023, the Company filed its amended cross-complaint. On October 30, 2023, the Defendant’s motion for preliminary injunction was denied. On November 27, 2023, the Defendant filed her answer to the Company’s cross-complaint. On January 22, 2024, the Company’s Motion to Compel Further Discovery Responses from the DFPI was granted, and both the DFPI and the Company actively participated in discovery. On September 29, 2025, the Company filed a Motion for Summary Judgment against the DFPI. On February 24, 2026, the Court issued a Tentative Statement of Decision, which grants the Company’s summary judgment motion, dismissing the DFPI’s cross-claims alleging violations of the CFL. The Court concluded that the DFPI failed to raise a triable issue of material fact that the Company was the “true lender” or that FinWise was a sham or “dummy” lender, and further found no evidence that the loans at issue were usurious at inception. Accordingly, the Court entered judgment in the Company’s favor on all claims. The Tentative Statement of Decision orders the Company to prepare a proposed final statement of decision and present a proposed judgment by March 26, 2026. The Tentative Statement of Decision authorizes the Company to “expand on this tentative decision with additional evidence and law consistent with the decision,” and the Company filed a proposed final Statement of Decision on March 26, 2026. On April 10, 2026, the DFPI filed objections to the Company’s proposed final Statement of Decision. The Company responded to the DFPI’s objections. On May 19, 2026, the Court granted Summary Judgment in favor of the Company. The DFPI filed a Notice of Appeal on July 17, 2026. An appeal could result in reversal, remand for further proceedings or continued uncertainty regarding the applicability of the CFL and other California lending laws to our bank partnership model.

On July 20, 2023, a stockholder filed a putative class action complaint in the Court of Chancery of the State of Delaware (Case No. 2023-0737) on behalf of a purported class of Company stockholders naming certain of FGNA’s former directors and officers and its controlling stockholder, FG New America Investors, LLC (the “Sponsor”), as defendants. The lawsuit alleges that the defendants breached their fiduciary duties to the stockholders of FGNA stemming from FGNA’s merger with OppFi-LLC and that the defendants were unjustly enriched. The lawsuit seeks, among other relief, unspecified damages, redemption rights, and attorneys’ fees. On February 7, 2025, the complaint was amended to name Todd Schwartz, the Company’s Executive Chairman and Chief Executive Officer, Theodore Schwartz, a director of the Company, Schwartz Capital Group, the Company’s former Chief Executive Officer and a former investment banker of the Company, alleging such parties aided and abetted the breaches of the previously named defendants. The Company is not a party to the lawsuit. The Company and OppFi-LLC are obligated to indemnify certain of the defendants in the action. The Company and OppFi-LLC have tendered defense of this action under their respective directors’ and officers’ insurance policies. In June 2026, the settlement agreement received final court approval. Pursuant to the settlement agreement, the Company made a total payment, net of insurance recoveries, of $4.7 million during the three months ended June 30, 2026. The settlement agreement settled all claims asserted against the Company and OppFi-LLC.

As of December 31, 2025, the Company had $13.0 million in estimated legal contingent liabilities, which is included in accrued expenses in the consolidated balance sheets, and $8.5 million in receivables related to insurance recoveries, which is included in other assets in the consolidated balance sheet.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Related party transactions: During the three months ended June 30, 2026, the Company paid the first installment of the Early Termination Payment of $20.4 million pursuant to the TRA. During the three months ended June 30, 2025, there were no payments to the Members pursuant to the TRA. During the six months ended June 30, 2026, the Company made payments to the Members totaling $25.0 million pursuant to the TRA. During the six months ended June 30, 2025, the Company made payments to the Members totaling $1.0 million, pursuant to the TRA.

Note 15. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of June 30, 2026, consumers living primarily in Texas and Virginia made up approximately 11% and 10%, respectively, of the Company’s portfolio of finance receivables. As of June 30, 2026, there were no other states that made up more than 10% or more of the Company’s portfolio of finance receivables. As of December 31, 2025, consumers living primarily in Texas, Virginia and Florida made up approximately 12%, 10%, and 11%, respectively, of the Company’s portfolio of finance receivables. As of December 31, 2025 there were no other states that made up more than 10% or more of the gross amount of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 16. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to OppFi Inc.	$14,842	$(20,780)	$43,243	$(32,152)
Net income (loss) available to Class A common stockholders - Basic	14,842	(20,780)	43,243	(32,152)
Net income attributable to noncontrolling interest	770	—	26,407	—
Income tax expense	(185)	—	(6,334)	—
Net income (loss) available to Class A common stockholders - Diluted	$15,427	$(20,780)	$63,316	$(32,152)
Denominator:
Weighted-average Class A common stock outstanding - Basic	67,512,878	26,610,330	47,371,349	25,158,196
Effect of dilutive securities:
Stock options	149,880	—	151,262	—
Restricted stock units	513,835	—	535,209	—
Performance stock units	3,267	—	8,131	—
Warrants	—	—	—	—
Employee stock purchase plan	—	—	—	—
Retained OppFi Units(1)	17,857,291	—	38,051,607	—
Dilutive potential common shares	18,524,273	—	38,746,209	—
Weighted-average units outstanding - diluted	86,037,151	26,610,330	86,117,558	25,158,196
Earnings (loss) per common share:
Basic	$0.22	$(0.78)	$0.91	$(1.28)
Diluted	$0.18	$(0.78)	$0.74	$(1.28)

(1) As a result of the Corporate Simplification, all outstanding Retained OppFi Units were exchanged for shares of Class A Common Stock on a one-for-one basis.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Public Warrants	14,024,758	13,352,042	14,024,758	13,352,142
$11.50 Exercise Price Warrants	401,804	1,074,620	401,804	1,074,620
$15 Exercise Price Warrants	912,500	912,500	912,500	912,500
Stock options	1,841,792	1,841,792	1,841,792	1,841,992
Restricted stock units	1,792,496	2,340,376	1,656,774	1,990,269
Performance stock units	—	40,011	4,820	45,196
Employee stock purchase plan units	9,798	8,788	9,871	9,433
Noncontrolling interest - Retained OppFi Units(1)	—	60,251,993	—	61,470,613
Potential common stock	18,983,148	79,822,122	18,852,319	80,696,765

(1) As a result of the Corporate Simplification, all outstanding Retained OppFi Units were exchanged for shares of Class A Common Stock on a one-for-one basis.

Note 17. Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and identified the following subsequent events that required disclosure.

Warrant liabilities: On July 20, 2026 (the “Public Warrants Termination Date”), the Company’s redeemable warrants exercisable for OppFi’s Class A Common Stock expired pursuant to their contractual terms. On the Public Warrants Termination Date, the Company’s private placement warrants exercisable for OppFi’s Class A Common Stock also expired pursuant to their contractual terms. Prior to the Public Warrants Termination Date, 100 warrants were exercised.

Senior Debt: On August 10, 2026 (the “Closing Date”), Opportunity Funding SPE Residual, LLC, a direct wholly owned subsidiary of OppFi-LLC, as borrower, OppFi-LLC, as guarantor, UMB Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto entered into a Senior Secured Multi-Draw Term Loan Agreement (the “Term Loan Agreement”), which provides for maximum borrowings of $100.0 million at a fixed interest rate of 12.50% per annum prior to the consummation of the Transaction and 13.50% per annum thereafter, with each funded loan subject to a 1.25% original issue discount retained by the lenders at the time of each draw. The Term Loan Agreement has a maturity date of the four year anniversary date of the initial draw, which the borrower may request be extended for additional one-year periods at the lenders’ discretion, and is subject to semi-annual amortization payments of 10% of the aggregate principal amount of loans funded by the lenders. Loans under the Term Loan Agreement may be drawn during a draw period ending on the six month anniversary of the Closing Date in an initial principal amount of $75.0 million and subsequently in a minimum principal amount of the lesser of $5.0 million or the remaining undrawn commitment thereunder and, once repaid, may not be reborrowed. No loans were drawn upon entry into the Term Loan Agreement, and the borrower’s ability to draw loans under the Term Loan Agreement is subject to the satisfaction of customary closing conditions and the lenders’ receipt of customary closing deliverables. In connection with the Term Loan Agreement, OppFi-LLC entered into a guaranty in favor of the administrative agent and collateral agent, and OppFi-LLC and the borrower each granted a security interest in all of their assets, which, for the borrower, consist primarily of its equity interests in two of OppFi-LLC’s special purpose vehicles that hold consumer loan receivables. The value of such equity interests represents the residual cash flows from those vehicles after payment of their respective senior secured obligations. The Term Loan Agreement is subject to a borrowing base and various financial covenants, including, prior to the consummation of the Transaction, minimum tangible net worth, liquidity and maximum consolidated debt to tangible net worth and, subsequent to the consummation of the Transaction, capital and leverage ratios. Outstanding obligations under the Term Loan Agreement may be voluntarily prepaid in whole or in part at any time, subject to payment of additional interest to the extent aggregate prepayments during any twelve-month period exceed a specified threshold, and the borrower is subject to certain mandatory prepayment requirements in the event borrowings under the Term Loan Agreement exceed the borrowing base. The Term Loan Agreement contains customary events of default. Immediately prior to, but conditioned upon, the closing of the Transaction, and subject to the receipt by the lenders of customary closing deliverables and the satisfaction of limited conditions, the borrower’s obligations under the Term Loan Agreement will be automatically assumed by a new special purpose vehicle borrower owned by OppFi-LLC, and OppFi-LLC’s guaranty will be released. The Company intends to use the proceeds of the Term Loan Agreement to support its ongoing growth in finance receivables and for working capital and general corporate purposes.

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
OVERVIEW

We are a tech-enabled digital finance platform that partners with banks to offer financial products and services to everyday Americans. Through this transparent and responsible platform, which emphasizes financial inclusion and exceptional customer experience, we assist consumers who are underserved by traditional financing options in building improved financial health. OppLoans by OppFi maintains a 4.4/5.0 star rating on Trustpilot based on over 5,600 reviews, positioning us among the top consumer-rated financial platforms online. We also hold a 35% equity interest in Bitty Holdings, LLC (“Bitty”), a credit access company that provides revenue-based financing and other working capital solutions to small businesses.

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

Our primary products are offered by our OppLoans platform. Customers on this platform are U.S. consumers who are employed, have bank accounts, and generally earn median wages. The average installment loan for a new borrower facilitated by us is approximately $2,000, payable in installments and with an average contractual term of 12 months.

HIGHLIGHTS

Our financial results as of and for the three months ended June 30, 2026 are summarized below:
•Net income increased 36.0% to $15.6 million from $11.5 million for the three months ended June 30, 2026 and 2025, respectively;
•Diluted earnings per common share increased $0.96 to $0.18 from diluted loss per share of $0.78 for the three months ended June 30, 2026 and 2025, respectively;
•Adjusted net income (“Adjusted Net Income”)(1) decreased 27.0% to $28.8 million from $39.4 million for the three months ended June 30, 2026 and 2025, respectively;
•Adjusted earnings per share (“Adjusted EPS”)(1) decreased $0.12 to $0.33 from $0.45 for the three months ended June 30, 2026 and 2025, respectively;
•Total revenue increased 1.9% to $145.2 million from $142.4 million for the three months ended June 30, 2026 and 2025, respectively;
•Net originations decreased 9.3% to $212.0 million from $233.9 million for the three months ended June 30, 2026 and 2025, respectively; and
•Ending receivables increased 0.5% to $440.1 million from $437.8 million as of June 30, 2026 and 2025, respectively.

(1) Adjusted EPS and Adjusted Net Income are non-GAAP financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see the section titled “Non-GAAP Financial Measures” below.
RECENT EVENTS

In April 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BNCCORP, Inc., a Delaware corporation (“BNCC”), and Birch Merger Sub, LLC, a Delaware limited liability company and our wholly owned subsidiary (“Merger Sub”), pursuant to which BNCC will merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary (the “Merger”). Immediately following the Merger, an interim bank and our wholly owned subsidiary to be formed following the date thereof will merge with and into BNC National Bank, a wholly owned subsidiary of BNCC (“BNC”), with

BNC (which is expected to be renamed OppFi Bank, N.A.) surviving as our wholly owned subsidiary (together with the Merger, the “Transaction”). The Transaction is subject to customary closing conditions, including regulatory approvals from the Office of the Comptroller of the Currency and the Federal Reserve and BNCC stockholder approvals, and is expected to close in the fourth quarter of 2026, although there can be no assurance that such conditions will be satisfied. The Transaction is expected to enable us to operate as a bank holding company and, over time, provide access to a more stable and lower-cost source of funding through deposits, although it will also subject us to increased regulatory capital and compliance requirements. We believe the Transaction will further align our technology-enabled platform with a regulated banking infrastructure, supporting our long-term strategy to vertically integrate our operations and enhance risk management and funding flexibility.

In addition, in April 2026, we completed a series of transactions pursuant to a Corporate Simplification Agreement (the “Corporate Simplification”), which resulted in us becoming the sole owner of OppFi-LLC and the termination of our Tax Receivable Agreement (the “TRA”). The Corporate Simplification simplified our organizational structure, eliminated noncontrolling interests, and resulted in future tax benefits from the tax basis “step-up” triggered by the Corporate Simplification and previous exchanges of Class A common units of OppFi-LLC (“OppFi Units”), partially offset by aggregate TRA termination payments of approximately $40.8 million. We expect the simplified structure to improve the transparency and comparability of our financial results and better position us to execute on our strategic and capital allocation priorities.
KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for our operations as of and for the three and six months ended June 30, 2026 and 2025. Percentages presented are calculated from the underlying whole-dollar amounts.

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

The following tables present total net originations (defined as gross originations net of transferred balance on refinanced loans), total retained net originations (defined as the portion of total net originations with respect to which we ultimately purchased a receivable from our bank partners), and percentage of net originations by new loans for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Total net originations	$212,038	$233,873	$(21,835)	(9.3)%
Total retained net originations	$176,761	$205,706	$(28,945)	(14.1)%
Percentage of net originations by new loans	41.6%	38.7%	N/A	7.6%

	Six Months Ended June 30,		Change
	2026	2025	$	%
Total net originations	$388,012	$423,041	$(35,029)	(8.3)%
Total retained net originations	$328,211	$374,669	$(46,458)	(12.4)%
Percentage of net originations by new loans	42.0%	37.8%	N/A	11.1%

Total net originations decreased to $212.0 million and $388.0 million for the three and six months ended June 30, 2026, respectively, from $233.9 million and $423.0 million for the three and six months ended June 30, 2025, respectively. The 9.3% and 8.3% decreases were mainly a result of lower net originations from refinance customers, as the prior year periods benefited from changes to our credit model that increased the maximum loan amount those customers could refinance. Total retained net originations decreased to $176.8 million and $328.2 million for the three and six months ended June 30, 2026, respectively, from $205.7 million and $374.7 million for the three and six months ended June 30, 2025, respectively. The 14.1% and 12.4%

decreases were a result of the decrease in total net originations, furthered by the growth in the percentage of loans retained by our bank partners.

Total net originations of new loans as a percentage of total loans increased to 41.6% and 42.0% for the three and six months ended June 30, 2026, respectively, from 38.7% and 37.8% for the three and six months ended June 30, 2025, respectively. The increases were a result of returning and refinance originations decreasing year over year.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of June 30, 2026 and 2025 (in thousands):

	As of June 30,		Change
	2026	2025	$	%
Ending receivables	$440,065	$437,750	$2,315	0.5%

Ending receivables increased to $440.1 million as of June 30, 2026 from $437.8 million as of June 30, 2025. The 0.5% increase was primarily driven by a higher balance to start the year, partially offset by lower retained net originations and higher gross charge-offs for the period.

Average Yield

Average yield represents total revenue from the period as a percent of average receivables and is presented as an annualized metric. Receivables are defined as the unpaid principal balances of loans. The following tables present average yield for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
	2026	2025	%
Average yield, annualized	132.4%	136.1%	(2.7)%

	Six Months Ended June 30,		Change
	2026	2025	%
Average yield, annualized	131.1%	135.3%	(3.2)%

Average yield decreased to 132.4% and 131.1% for the three and six months ended June 30, 2026, respectively, from 136.1% and 135.3% for the three and six months ended June 30, 2025, respectively. The 2.7% and 3.2% decreases were mainly driven by an increase in delinquent loans in the portfolio that were not accruing interest throughout the periods, partially offset by an increase in the average statutory rate during the periods.

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

The following tables present net charge-offs as a percentage of total revenue and as an annualized percentage of average receivables for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
	2026	2025	%
Net charge-offs as % of total revenue	39.5%	31.9%	23.7%
Net charge-offs as % of average receivables, annualized	52.3%	43.5%	20.4%

	Six Months Ended June 30,		Change
	2026	2025	%
Net charge-offs as % of total revenue	41.0%	33.3%	23.3%
Net charge-offs as % of average receivables, annualized	53.8%	45.0%	19.5%

Net charge-offs as a percentage of total revenue increased to 39.5% and 41.0% for the three and six months ended June 30, 2026, respectively, from 31.9% and 33.3% for the three and six months ended June 30, 2025, respectively. The increases were mainly a result of a lower yielding portfolio for the reasons discussed above in “Average Yield” combined with elevated gross charge-offs offsetting higher recoveries of previously charged off loans. Net charge-offs as a percentage of average receivables increased to 52.3% and 53.8% for the three and six months ended June 30, 2026, respectively, from 43.5% and 45.0% for the three and six months ended June 30, 2025, respectively. The increases were again mainly a result of elevated gross charge-offs offsetting higher recoveries of previously charged off loans.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan processor or underwriter (auto-approval) divided by the total number of loans approved. The following tables present auto-approval rates for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
	2026	2025	%
Auto-approval rate	81.2%	79.7%	1.8%

	Six Months Ended June 30,		Change
	2026	2025	%
Auto-approval rate	80.2%	76.5%	5.0%

Auto-approval rate increased to 81.2% and 80.2% for the three and six months ended June 30, 2026, respectively, from 79.7% and 76.5% for the three and six months ended June 30, 2025, respectively. The increases were driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2026 and 2025
The following table presents our consolidated results of operations for the three months ended June 30, 2026 and 2025 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

(Unaudited)	2026	2025	$ Change	% Change
Revenue:
Interest on finance receivables	$143,726	$141,144	$2,582	1.8%
Other revenue	1,444	1,299	145	11.2
	145,170	142,443	2,727	1.9
Change in fair value of finance receivables	(58,999)	(42,197)	(16,802)	39.8
Net revenue	86,171	100,246	(14,075)	(14.0)
Expenses:(a)
Salaries and employee benefits	16,294	17,754	(1,460)	(8.2)
Professional fees	13,613	4,792	8,821	184.1
Direct marketing costs	11,403	11,890	(487)	(4.1)
Interest expense and amortized debt issuance costs	8,125	9,639	(1,514)	(15.7)
Technology costs	3,525	3,382	143	4.2
Payment processing fees	1,634	1,527	107	7.0
Depreciation and amortization	1,509	1,502	7	0.5
Occupancy	987	1,030	(43)	(4.2)
General, administrative and other	4,726	3,922	804	20.5
Total expenses	61,816	55,438	6,378	11.5
Income from operations	24,355	44,808	(20,453)	(45.6)
Other income (expense):
Change in fair value of warrant liabilities	201	(33,304)	33,505	100.6
Income from equity method investment	813	1,121	(308)	(27.5)
Other income	87	79	8	10.1
Income before income taxes	25,456	12,704	12,752	100.4
Income tax expense	9,844	1,224	8,620	704.0
Net income	15,612	11,480	4,132	36.0
Less: net income attributable to noncontrolling interest	770	32,260	(31,490)	(97.6)
Net income (loss) attributable to OppFi Inc.	$14,842	$(20,780)	$35,622	171.4%

Earnings (loss) per common share attributable to OppFi Inc.:
Earnings (loss) per common share:
Basic	$0.22	$(0.78)
Diluted	$0.18	$(0.78)
Weighted average common shares outstanding:
Basic	67,512,878	26,610,330
Diluted	86,037,151	26,610,330

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

Total revenue increased by $2.7 million, or 1.9%, to $145.2 million for the three months ended June 30, 2026 from $142.4 million for the three months ended June 30, 2025. The increase was due to higher average receivables balances throughout the period.

Change in Fair Value of Finance Receivables

Change in fair value of finance receivables consists of gross charge-offs incurred in the period on the installment finance receivables, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $59.0 million for the three months ended June 30, 2026, which was comprised of $72.1 million of gross charge-offs and a negative fair value adjustment of $1.7 million, partially offset by $14.8 million of recoveries, up from $42.2 million for the three months ended June 30, 2025, which was comprised of $56.2 million of gross charge-offs, partially offset by $10.7 million of recoveries and a positive fair value adjustment of $3.3 million. The fair value adjustment for the three months ended June 30, 2026 had a negative impact due to the decrease in the fair value premium combined with the decrease in receivables over the period.

Net Revenue

Net revenue is equal to total revenue less the change in fair value of finance receivables. Net revenue decreased by $14.1 million, or 14.0%, to $86.2 million for the three months ended June 30, 2026 from $100.2 million for the three months ended June 30, 2025. This decrease was due to the increase in change in fair value of finance receivables outweighing the increase in total revenue.

Expenses

Expenses include costs related to salaries and employee benefits, direct marketing costs, professional fees, interest expense and amortized debt issuance costs, technology costs, payment processing fees, depreciation and amortization, occupancy, and general, administrative and other expenses.-

Expenses increased by $6.4 million, or 11.5%, to $61.8 million for the three months ended June 30, 2026 from $55.4 million for the three months ended June 30, 2025. The increase in expenses was primarily driven by an increase in professional fees related to the Transaction and the Corporate Simplification. The increase was partially offset by lower interest expense resulting from paying down debt and rate decreases and lower salaries and employee benefits, largely related to lower stock compensation expense. Expenses as a percent of total revenue increased from 38.9% to 42.6% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations decreased by $20.5 million to $24.4 million for the three months ended June 30, 2026 from income from operations of $44.8 million for the three months ended June 30, 2025. This decrease was driven by higher change in fair value of finance receivables and expenses related to the Transaction and the Corporate Simplification outweighing higher total revenue as a result of the reasons stated above.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities resulted in a gain of $0.2 million and a loss of $33.3 million for the three months ended June 30, 2026 and 2025, respectively. The changes are largely attributed to changes in the price of our public warrants and value of our private warrants, driven by changes in our stock price and the remaining time until maturity.

Income from Equity Method Investment

On July 31, 2024, we acquired 35% of the outstanding equity securities of Bitty. We determined that we do not have a controlling financial interest in Bitty, but do exercise significant influence, and therefore the investment was accounted for under the equity method. Our proportionate share of Bitty’s earnings was $0.8 million for the three months ended June 30, 2026, a decrease of $0.3 million from $1.1 million for the three months ended June 30, 2025.

Other Income

Other income totaled $0.1 million for the three months ended June 30, 2026 and $0.1 million for the three months ended June 30, 2025. Other income for both periods was comprised of $0.1 million in income attributed to the sublease of one of our office facilities.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, income from equity method investment, and other income. Income before income taxes increased by $12.8 million, or 100.4%, to $25.5 million for the three months ended June 30, 2026 from $12.7 million for the three months ended June 30, 2025 driven by the prior year period’s loss from change in fair value of warrant liabilities outweighing the difference in income from operations.

Income Tax Expense

Income tax expense of $9.8 million for the three months ended June 30, 2026 increased by $8.6 million from $1.2 million for the three months ended June 30, 2025. The increase in income tax expense was largely driven by the Corporate Simplification, increasing our effective tax rate with OppFi-LLC becoming a wholly-owned subsidiary.

Net Income

Net income is the difference between income before income taxes and income tax expense. Net income increased by $4.1 million to $15.6 million for the three months ended June 30, 2026 from net income of $11.5 million for the three months ended June 30, 2025 for the reasons stated above.

Net Income (Loss) Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $14.8 million for the three months ended June 30, 2026, up from net loss attributable to OppFi Inc. of $20.8 million for the three months ended June 30, 2025. As a result of our former Up-C structure, the underlying income or expense components are generally the economic interest in OppFi-LLC’s income or loss, expenses related to our status as a public company, and the change in fair value of warrant liabilities. For the three months ended June 30, 2026, income from economic interest was $25.6 million and the gain from change in fair value of warrant liabilities was $0.2 million, partially offset by income tax expense of $9.9 million and general and administrative expenses of $1.1 million, for net income attributable to OppFi Inc. of $14.8 million. For the three months ended June 30, 2025, income from economic interest was $14.7 million, offset by the loss on change in fair value of warrant liabilities of $33.3 million, income tax expense of $1.3 million, and general and administrative expenses of $0.9 million, for net loss attributable to OppFi Inc. of $20.8 million.

Diluted Earnings (Loss) per Share

For the three months ended June 30, 2026, the weighted average of our previously outstanding shares of Class V Voting Stock were included in computing the diluted earnings per share as the inclusion of these shares had a dilutive effect under the if-converted method. Under the if-converted method, shares of our previously outstanding Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of our Class A Common Stock as of the beginning of the period. For the three months ended June 30, 2025, diluted loss per share available to common stockholders was the same as basic loss per share available to common stockholders as dilutive common shares are assumed to have not been issued if their effect is anti-dilutive.

Comparison of the six months ended June 30, 2026 and 2025
The following table presents our consolidated results of operations for the six months ended June 30, 2026 and 2025 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

(Unaudited)	2026	2025	$ Change	% Change
Revenue:
Interest on finance receivables	$294,252	$280,262	$13,990	5.0%
Other revenue	2,799	2,449	350	14.3
	297,051	282,711	14,340	5.1
Change in fair value of finance receivables	(123,582)	(91,655)	(31,927)	34.8
Net revenue	173,469	191,056	(17,587)	(9.2)
Expenses:(a)
Salaries and employee benefits	30,548	31,532	(984)	(3.1)
Direct marketing costs	21,788	22,178	(390)	(1.8)
Professional fees	20,877	8,991	11,886	132.2
Interest expense and amortized debt issuance costs	16,635	19,886	(3,251)	(16.3)
Technology costs	6,854	6,343	511	8.1
Payment processing fees	3,292	3,157	135	4.3
Depreciation and amortization	2,100	3,262	(1,162)	(35.6)
Occupancy	1,858	2,069	(211)	(10.2)
General, administrative and other	9,800	6,338	3,462	54.6
Total expenses	113,752	103,756	9,996	9.6
Income from operations	59,717	87,300	(27,583)	(31.6)
Other income (expense):
Change in fair value of warrant liabilities	21,496	(54,911)	76,407	139.1
Income from equity method investment	1,933	2,197	(264)	(12.0)
Other income	319	159	160	100.6
Income before income taxes	83,465	34,745	48,720	140.2
Income tax expense	13,815	2,875	10,940	380.5
Net income	69,650	31,870	37,780	118.5
Less: net income attributable to noncontrolling interest	26,407	64,022	(37,615)	(58.8)
Net income (loss) attributable to OppFi Inc.	$43,243	$(32,152)	$75,395	234.5%

Earnings (loss) per common share attributable to OppFi Inc.:
Earnings (loss) per common share:
Basic	$0.91	$(1.28)
Diluted	$0.74	$(1.28)
Weighted average common shares outstanding:
Basic	47,371,349	25,158,196
Diluted	86,117,558	25,158,196

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

Total revenue increased by $14.3 million, or 5.1%, to $297.1 million for the six months ended June 30, 2026 from $282.7 million for the six months ended June 30, 2025. The increase was due to higher average receivables balances throughout the period.

Change in Fair Value of Finance Receivables

Change in fair value of finance receivables consists of gross charge-offs incurred in the period on the installment finance receivables, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $123.6 million for the six months ended June 30, 2026, which was comprised of $151.3 million of gross charge-offs and a negative fair value adjustment of $1.8 million, partially offset by $29.5 million of recoveries, up from $91.7 million for the six months ended June 30, 2025, which was comprised of $115.4 million of gross charge-offs, partially offset by $21.3 million of recoveries and a positive fair value adjustment of $2.4 million. The fair value adjustment for the six months ended June 30, 2026 had a negative impact due to the decrease in receivables over the period outweighing the increase in the fair value premium.

Net Revenue

Net revenue is equal to total revenue less the change in fair value of finance receivables. Net revenue decreased by $17.6 million, or 9.2%, to $173.5 million for the six months ended June 30, 2026 from $191.1 million for the six months ended June 30, 2025. This decrease was due to the increase in change in fair value of finance receivables outweighing the increase in total revenue.

Expenses

Expenses include costs related to salaries and employee benefits, direct marketing costs, professional fees, interest expense and amortized debt issuance costs, technology costs, payment processing fees, depreciation and amortization, occupancy, and general, administrative and other expenses.

Expenses increased by $10.0 million, or 9.6%, to $113.8 million for the six months ended June 30, 2026 from $103.8 million for the six months ended June 30, 2025. The increase in expenses was primarily driven by higher professional fees related to the Transaction and the Corporate Simplification. The increase was partially offset by lower interest expense resulting from paying down debt and rate decreases as well as lower capitalized technology amortization expense. Expenses as a percentage of total revenue increased from 36.7% to 38.3% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations decreased by $27.6 million to $59.7 million for the six months ended June 30, 2026 from income from operations of $87.3 million for the six months ended June 30, 2025. This decrease was driven by higher change in fair value of finance receivables and expenses related to the Transaction and the Corporate Simplification outweighing higher total revenue as a result of the reasons stated above.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities resulted in a gain of $21.5 million and a loss of $54.9 million for the six months ended June 30, 2026 and 2025, respectively. The changes are largely attributed to changes in the price of our public warrants and value of our private warrants, driven by changes in our stock price and the remaining time until maturity.

Income from Equity Method Investment

On July 31, 2024, we acquired 35% of the outstanding equity securities of Bitty. We determined that we do not have a controlling financial interest in Bitty, but do exercise significant influence, and therefore the investment was accounted for under the equity method. Our proportionate share of Bitty’s earnings was $1.9 million for the six months ended June 30, 2026, a decrease of $0.3 million from $2.2 million for the six months ended June 30, 2025.

Other Income

Other income totaled $0.3 million for the six months ended June 30, 2026 and $0.2 million for the six months ended June 30, 2025. Other income for the six months ended June 30, 2026 was comprised of $0.2 million in income attributed to the sublease of one of our office facilities and a $0.1 million gain related to our TRA liability. Other income for the six months ended June 30, 2025 was comprised of $0.2 million in income attributed to the sublease of one of our office facilities.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, income from equity method investment, and other income. Income before income taxes increased by $48.7 million, or 140.2%, to $83.5 million for the six months ended June 30, 2026 from $34.7 million for the six months ended June 30, 2025 driven by the prior year period’s loss from change in fair value of warrant liabilities outweighing the difference in income from operations.

Income Tax Expense

Income tax expense of $13.8 million for the six months ended June 30, 2026 increased by $10.9 million from $2.9 million for the six months ended June 30, 2025. The increase in income tax expense was largely driven by the Corporate Simplification, increasing our effective tax rate with OppFi-LLC becoming a wholly-owned subsidiary.

Net Income

Net income is the difference between income before income taxes and income tax expense. Net income increased by $37.8 million to $69.6 million for the six months ended June 30, 2026 from net income of $31.9 million for the six months ended June 30, 2025 for the reasons stated above.

Net Income (Loss) Attributable to OppFi Inc.

Net income attributable to OppFi Inc. was $43.2 million for the six months ended June 30, 2026, up from net loss attributable to OppFi Inc. of $32.2 million for the six months ended June 30, 2025. As a result of our former Up-C structure, the underlying income or expense components are generally the economic interest in OppFi-LLC’s income or loss, expenses related to our status as a public company, and the change in fair value of warrant liabilities. For the six months ended June 30, 2026, income from economic interest was $37.1 million and the gain from change in fair value of warrant liabilities was $21.5 million, partially offset by income tax expense of $13.8 million and general and administrative expense of $1.6 million, for net income attributable to OppFi Inc. of $43.2 million. For the six months ended June 30, 2025, income from economic interest was $27.1 million, offset by the loss from change in fair value of warrant liabilities of $54.9 million, income tax expense of $3.0 million, and general and administrative expense of $1.4 million, for net loss attributable to OppFi Inc. of $32.2 million.

Diluted Earnings (Loss) per Share

For the six months ended June 30, 2026, the weighted average of our previously outstanding shares of Class V Voting Stock were included in computing the diluted earnings per share as the inclusion of these shares had a dilutive effect under the if-converted method. Under the if-converted method, shares of our previously outstanding Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of our Class A Common Stock as of the beginning of the period. For the six months ended June 30, 2025, diluted loss per share available to common stockholders was the same as basic loss per share available to common stockholders as dilutive common shares are assumed to have not been issued if their effect is anti-dilutive.

CONDENSED BALANCE SHEETS

Comparison as of June 30, 2026 and December 31, 2025

The following table presents our condensed balance sheet as of June 30, 2026 and December 31, 2025 (in thousands). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	(Unaudited)		Change
	June 30, 2026	December 31, 2025	$	%
Assets
Cash and restricted cash	$91,846	$93,263	$(1,417)	(1.5)%
Finance receivables at fair value	496,306	546,236	(49,930)	(9.1)
Equity method investment	19,958	19,076	882	4.6
Other assets	162,619	95,515	67,104	70.3
Total assets	$770,729	$754,090	$16,639	2.2%
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$44,231	$46,171	$(1,940)	(4.2)%
Total debt	276,453	321,353	(44,900)	(14.0)
Warrant liabilities	4,959	26,455	(21,496)	(81.3)
Other liabilities	30,831	51,235	(20,404)	(39.8)
Total liabilities	356,474	445,214	(88,740)	(19.9)
Total stockholders’ equity	414,255	308,876	105,379	34.1
Total liabilities and stockholders’ equity	$770,729	$754,090	$16,639	2.2%

Total cash and restricted cash decreased by $1.4 million as of June 30, 2026 primarily driven by the seasonal timing of finance receivables originated and acquired relative to finance receivables repaid, partially offset by the paydown of a portion of our revolving lines of credit, the first installment of the Early Termination Payment, and repurchases of common stock. Finance receivables at fair value decreased by $49.9 million as of June 30, 2026 driven by seasonality and depressed retained net originations. Other assets increased by $67.1 million as of June 30, 2026 mainly due to an increase in the deferred tax asset of $69.8 million resulting from the Corporate Simplification and an increase in property, equipment, and software of $7.7 million.

Accounts payable and accrued expenses decreased by $1.9 million as of June 30, 2026 driven by a decrease in accounts payable of $1.6 million and a decrease in accrued expenses of $0.3 million. Total debt decreased by $44.9 million as of June 30, 2026 driven primarily by a decrease in the utilization of revolving lines of credit. Warrant liabilities decreased by $21.5 million as of June 30, 2026 largely due to the decrease in time to maturity of the public warrants, which expired on July 20, 2026. Other liabilities decreased by $20.4 million as of June 30, 2026 driven by a decrease in the TRA liability of $19.4 million related to the Corporate Simplification and a decrease in the operating lease liability of $1.0 million. Total stockholders’ equity increased by $105.4 million as of June 30, 2026 mainly driven by net income, settlement of the TRA, and stock-based compensation, partially offset by distributions to the former members of OppFi-LLC and common stock repurchases.

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

The following tables present reconciliations of non-GAAP financial measures for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the three months ended June 30, 2026 and 2025

(In thousands, except share and per share data)	Three Months Ended June 30,		Change
(Unaudited)	2026	2025	$	%
Net income	$15,612	$11,480	$4,132	36.0%
Income tax expense	9,844	1,224	8,620	704.0
Other income	(87)	(79)	(8)	10.1
Change in fair value of warrant liabilities	(201)	33,304	(33,505)	(100.6)
Other adjustments, net(a)	12,659	5,542	7,117	128.4
Adjusted EBT	37,827	51,471	(13,644)	(26.5)
Less: pro forma taxes(b)	9,067	12,070	(3,003)	(24.9)
Adjusted net income	$28,760	$39,401	$(10,641)	(27.0)%

Adjusted earnings per share	$0.33	$0.45
Weighted average diluted shares outstanding	86,037,151	88,419,961

(a) For the three months ended June 30, 2026, other adjustments, net of $12.7 million included $7.9 million in expenses related to the Transaction and Corporate Simplification, $3.1 million in expenses related to stock compensation, $1.4 million in expenses related to severance, and $0.4 million in expenses related to legal matters. For the three months ended June 30, 2025, other adjustments, net of $5.5 million included $5.1 million in expenses related to stock compensation, $0.3 million in expenses related to severance, and $0.2 million in expenses related to legal matters. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.97% for the three months ended June 30, 2026 and 23.45% for the three months ended June 30, 2025, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Comparison of the six months ended June 30, 2026 and 2025

(In thousands, except share and per share data)	Six Months Ended June 30,		Change
(Unaudited)	2026	2025	$	%
Net income	$69,650	$31,870	$37,780	118.5%
Income tax expense	13,815	2,875	10,940	380.5
Other income	(319)	(159)	(160)	100.6
Change in fair value of warrant liabilities	(21,496)	54,911	(76,407)	(139.1)
Other adjustments, net(a)	15,694	6,152	9,542	155.1
Adjusted EBT	77,344	95,649	(18,305)	(19.1)
Less: pro forma taxes(b)	18,539	22,430	(3,891)	(17.3)
Adjusted net income	$58,805	$73,219	$(14,414)	(19.7)%

Adjusted earnings per share	$0.68	$0.83
Weighted average diluted shares outstanding	86,117,558	88,208,125

(a) For the six months ended June 30, 2026, other adjustments, net of $15.7 million included $8.9 million in expenses related to the Transaction and Corporate Simplification, $4.7 million in expenses related to stock compensation, $1.6 million in expenses related to severance, and $0.5 million in expenses related to legal matters. For the six months ended June 30, 2025, other adjustments, net of $6.2 million included $6.4 million in expenses related to stock compensation, $0.6 million in expenses related to severance, $0.5 million in expenses related to legal matters, and $0.2 million in expenses related to an adjustment to the Company’s outstanding lease obligations, partially offset by a $1.4 million addback related to the partial forgiveness of remaining expenses related to OppFi Card’s exit activities. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.97% for the six months ended June 30, 2026 and 23.45% for the six months ended June 30, 2025, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Adjusted Earnings Per Share

Adjusted EPS is defined as adjusted net income divided by weighted average diluted shares outstanding, which represents shares of both classes of common stock outstanding and includes the impact of dilutive securities, such as restricted stock units, performance stock units, and stock options. We believe that presenting Adjusted EPS is useful to investors and others because, prior to the Corporate Simplification, Basic EPS calculated on a GAAP basis excluded a large percentage of our outstanding shares of common stock, which were Class V Voting Stock during such period, and Diluted EPS calculated on a GAAP basis excluded dilutive securities, including Class V Voting Stock, restricted stock units, performance stock units, and stock options, in any periods in which their inclusion would have an antidilutive effect. Prior to the Corporate Simplification, shares of our Class V Voting Stock could be exchanged, together with OppFi Units, into shares of our Class A Common Stock. Adjusted EPS therefore presents our Adjusted Net Income on a per share basis based on the shares of our common stock that could have been issued but for, or as a result of, our Up-C structure.

The following tables present reconciliations of non-GAAP financial measures for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the three months ended June 30, 2026 and 2025

	Three Months Ended June 30,
(Unaudited)	2026	2025
Weighted average Class A common stock outstanding	67,512,878	26,610,330
Weighted average Class V voting stock outstanding	17,857,291	60,251,993
Dilutive impact of restricted stock units	513,835	1,304,191
Dilutive impact of performance stock units	3,267	41,427
Dilutive impact of stock options	149,880	212,020
Weighted average diluted shares outstanding	86,037,151	88,419,961

	Three Months Ended June 30,
(In thousands, except share and per share data)	2026		2025
(Unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		86,037,151		88,419,961
Net income	$15,612	$0.18	$11,480	$0.13
Income tax expense	9,844	0.11	1,224	0.01
Other income	(87)	—	(79)	—
Change in fair value of warrant liabilities	(201)	—	33,304	0.38
Other adjustments, net(a)	12,659	0.15	5,542	0.06
Adjusted EBT	37,827	0.44	51,471	0.58
Less: pro forma taxes(b)	9,067	0.11	12,070	0.14
Adjusted net income	$28,760	$0.33	$39,401	$0.45

(a) For the three months ended June 30, 2026, other adjustments, net of $12.7 million included $7.9 million in expenses related to the Transaction and Corporate Simplification, $3.1 million in expenses related to stock compensation, $1.4 million in expenses related to severance, and $0.4 million in expenses related to legal matters. For the three months ended June 30, 2025, other adjustments, net of $5.5 million included $5.1 million in expenses related to stock compensation, $0.3 million in expenses related to severance, and $0.2 million in expenses related to legal matters. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.97% for the three months ended June 30, 2026 and 23.45% for the three months ended June 30, 2025, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Comparison of the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
(Unaudited)	2026	2025
Weighted average Class A common stock outstanding	47,371,349	25,158,196
Weighted average Class V voting stock outstanding	38,051,607	61,470,613
Dilutive impact of restricted stock units	535,209	1,322,965
Dilutive impact of performance stock units	8,131	51,902
Dilutive impact of stock options	151,262	204,449
Weighted average diluted shares outstanding	86,117,558	88,208,125

	Six Months Ended June 30,
(In thousands, except share and per share data)	2026		2025
(Unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		86,117,558		88,208,125
Net income	$69,650	$0.81	$31,870	$0.36
Income tax expense	13,815	0.16	2,875	0.03
Other income	(319)	—	(159)	—
Change in fair value of warrant liabilities	(21,496)	(0.25)	54,911	0.62
Other adjustments, net(a)	15,694	0.18	6,152	0.07
Adjusted EBT	77,344	0.90	95,649	1.08
Less: pro forma taxes(b)	18,539	0.22	22,430	0.25
Adjusted net income	$58,805	$0.68	$73,219	$0.83

(a) For the six months ended June 30, 2026, other adjustments, net of $15.7 million included $8.9 million in expenses related to the Transaction and Corporate Simplification, $4.7 million in expenses related to stock compensation, $1.6 million in expenses related to severance, and $0.5 million in expenses related to legal matters. For the six months ended June 30, 2025, other adjustments, net of $6.2 million included $6.4 million in expenses related to stock compensation, $0.6 million in expenses related to severance, $0.5 million in expenses related to legal matters, and $0.2 million in expenses related to an adjustment to the Company’s outstanding lease obligations, partially offset by a $1.4 million addback related to the partial forgiveness of remaining expenses related to OppFi Card’s exit activities. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.97% for the six months ended June 30, 2026 and 23.45% for the six months ended June 30, 2025, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over four years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Unrestricted cash	$64,347	$49,451
Undrawn debt	$173,547	$203,647

As of June 30, 2026, we had $64.3 million in unrestricted cash, an increase of $14.9 million from December 31, 2025. As of June 30, 2026, we had an additional $173.5 million of unused debt capacity under our financing facilities for future availability, representing a 39% overall undrawn capacity, a decrease from $203.6 million as of December 31, 2025. The decrease in undrawn debt was driven primarily by the termination of the Gray Rock SPV LLC revolving line of credit, as discussed further below. Including total financing commitments of $450.0 million and cash and restricted cash on the balance sheet of $91.8 million, we had approximately $541.8 million in funding capacity as of June 30, 2026.

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

On April 28, 2026, we amended and terminated our TRA to provide for an aggregate early termination payment of $40.8 million (the “Early Termination Payment”), payable in installments to the applicable parties to the TRA on May 8, 2026 and September 1, 2026 (subject to acceleration upon closing of the Transaction).

On April 28, 2026, we entered into a Merger Agreement with BNCC. The Transaction is valued at approximately $130.7 million with an estimated cash consideration of approximately $69.3 million. The Transaction is subject to customary closing conditions, including regulatory and BNCC stockholder approvals, and is expected to close in the fourth quarter of 2026.

On August 10, 2026, Opportunity Funding SPE Residual, LLC, a wholly owned subsidiary of OppFi-LLC, as borrower, and OppFi-LLC, as guarantor, entered into a term loan agreement (the “Term Loan Agreement”) with UMB Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, which provides for maximum borrowings of $100.0 million and matures on the fourth anniversary of the date of the initial draw. Borrowings under the Term Loan Agreement bear interest at a fixed rate of 12.50% per annum, increasing to 13.50% per annum following the consummation of the Transaction, and each draw is subject to a 1.25% original issue discount retained by the lenders. Loans may be drawn through the six month anniversary of the Closing Date and, once repaid, may not be reborrowed. The Term Loan Agreement is guaranteed by OppFi-LLC and secured by the assets of OppFi-LLC and the borrower, which, with respect to the borrower, consist primarily of equity interests in two of our SPEs that hold consumer loan receivables, and subject to a borrowing base and various financial covenants. No amounts were drawn upon entry into the Term Loan Agreement. We intend to use the proceeds of the Term Loan Agreement to support our ongoing growth in finance receivables and for working capital and general corporate purposes.

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

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2026 and 2025 (in thousands):

(In thousands, except % change)	Six Months Ended June 30,		Change
(Unaudited)	2026	2025	$	%
Net cash provided by operating activities	$182,812	$179,357	$3,455	1.9%
Net cash used in investing activities	(78,481)	(115,561)	37,080	(32.1)
Net cash used in financing activities	(105,748)	(73,819)	(31,929)	43.3
Net decrease in cash and restricted cash	$(1,417)	$(10,023)	$8,606	(85.9)%

Operating Activities

Net cash provided by operating activities was $182.8 million for the six months ended June 30, 2026. This was an increase of $3.5 million when compared to net cash provided by operating activities of $179.4 million for the six months ended June 30, 2025, mainly due to the increase in net income.

Investing Activities

Net cash used in investing activities was $78.5 million for the six months ended June 30, 2026. This was a decrease of $37.1 million when compared to net cash used in investing activities of $115.6 million for the six months ended June 30, 2025, mainly due to lower finance receivables acquired.

Financing Activities

Net cash used in financing activities was $105.7 million for the six months ended June 30, 2026. This was an increase of $31.9 million when compared to net cash used in financing activities of $73.8 million for the six months ended June 30, 2025, primarily due to decreased utilization of revolving lines of credit, the first installment of the Early Termination Payment, and repurchases of common stock.

FINANCING ARRANGEMENTS

Our corporate credit facilities consist of revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. For a detailed discussion on financing arrangements refer to Note 7 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following is a summary of our outstanding borrowings as of June 30, 2026 and December 31, 2025, including borrowing capacity as of June 30, 2026 (in thousands):

	Borrowing
Borrower	Capacity	2026	2025	Interest Rate as of June 30, 2026			Maturity Date
Opportunity Funding SPE V, LLC (Tranche C)	$62,500	$46,875	$46,875	SOFR	plus	7.30%	February 2029
Opportunity Funding SPE V, LLC (Tranche D)	237,500	150,578	132,125	SOFR	plus	7.30%	February 2029
Opportunity Funding SPE IX, LLC	150,000	79,000	79,000	SOFR	plus	6.00%	September 2029
Gray Rock SPV LLC	—	—	63,353	SOFR	plus	7.45%	October 2026	(1)
Total revolving lines of credit	$450,000	$276,453	$321,353

(1) Maturity date and interest rate as of December 31, 2025 and for subsequent period until the borrowing was paid in full in April 2026.

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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 28, 2026, the Company entered into the Merger Agreement with BNCC and Merger Sub. Pursuant to the Merger Agreement, BNCC will merge with and into Merger Sub, with Merger Sub surviving as our wholly owned subsidiary. Immediately following the Merger, an interim bank and our wholly owned subsidiary to be formed following the date thereof will merge with and into BNC, with BNC (which is expected to be renamed OppFi Bank, N.A.) surviving as a wholly owned subsidiary. The consummation of the Transaction remains subject to the satisfaction or waiver of customary closing conditions, including regulatory and BNCC stockholder approvals, as well as the satisfaction of other customary conditions set forth in the Merger Agreement. These closing conditions may not be fulfilled in a timely manner or at all, and, accordingly, the Transaction may not be completed.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 6, 2026, the Board of Directors approved a new share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40 million of its Class A Common Stock. The Repurchase Program replaces the Company’s prior repurchase program, which was approved on April 4, 2024, and terminated on May 6, 2026 in connection with approval of the Repurchase Program. Repurchases under the Repurchase Program may be made from time to time on the open market, through privately negotiated transactions, or via other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable securities laws and legal requirements, including restrictions in the Company’s existing credit facilities. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule 10b5-1, which would permit Class A Common Stock to be repurchased when the Company might otherwise be precluded from doing so under trading laws. The timing and amount of repurchases will depend on market conditions, share price, trading volume, and other factors. The Repurchase Program does not obligate the Company to repurchase any specific dollar amount or number of shares, and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. Repurchase Program will expire in May 2029. As of June 30, 2026, $38.8 million of the repurchase authorization under the Repurchase Program remained available.

The table below shows information regarding our monthly repurchases of our Class A Common Stock during the second quarter of 2026.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1 - April 30, 2026	—	$—	—	$10,987,579
May 1 - May 31, 2026	—	—	—	40,000,000
June 1 - June 30, 2026	140,407	8.88	140,407	38,750,056
Total	140,407	$8.88	140,407	$38,750,056

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the quarter ended June 30, 2026, David A. Vennettilli, a Section 16 reporting person, adopted a “Rule 10b5-1 trading arrangement.” No director or officer informed us of the termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated April 28, 2026, by and among OppFi Inc., Birch Merger Sub, LLC and BNCCORP, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2026).

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

Date: August 10, 2026	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)