Form 10-Q
period 2026-09-30
OppFi Inc.
filed 2026-11-05
CIK 1818502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File Number 001-39550
__________________________________________________________________
OppFi Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	85-1648122 (I.R.S. Employer Identification No.)
130 E. Randolph Street, Suite 3400 Chicago, IL (Address of principal executive offices)	60601 (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 3, 2026, there were 84,729,541 shares of common stock, including 84,729,541 shares of Class A common stock, par value $0.0001 per share, 0 shares of Class B common stock, par value $0.0001 per share and 0 shares of Class V common stock, par value $0.0001 per share, outstanding.

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

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the impact of general economic conditions, including economic slowdowns, inflation, interest rate changes, recessions, risks relating to OppFi’s proposed acquisition of BNCCORP, Inc. (“BNCC”), including the risk that the transaction may not be completed in a timely manner or at all, the withdrawal of applications previously submitted to the regulators, the risk that a modified transaction structure or new applications, if submitted, may not result in required regulatory approvals, uncertainty regarding future engagement with regulators, and events that could lead to termination of the Merger Agreement, including resulting costs or termination fees, the failure to satisfy closing conditions or obtain required regulatory approvals, the impact of the transaction on OppFi’s governance structure, integration or execution challenges, and adverse reactions from customers or stockholders, the impact of tariffs, and tightening of credit markets on our business; the impact of challenging macroeconomic and marketplace conditions; the impact of stimulus or other government programs; whether the Commissioner of the Department of Financial Protection and Innovation for the State of California will be successful on appeal or otherwise prevail in future proceedings against us or targeting our industry or business model; whether we will be subject to AB 539; whether our bank partners will continue to lend in California and whether our financing sources will continue to finance the purchase of participation rights in loans originated by our bank partners in California; our ability to scale and grow joint venture or other strategic or minority investments, such as the Bitty business; the impact that events involving financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults, or non-performance, may have on our business; risks related to any material weakness in our internal controls over financial reporting; our ability to grow and manage growth profitably and retain our key employees; risks related to new products; risks related to evaluating and potentially consummating acquisitions; concentration risk; risks related to our ability to comply with various covenants in our corporate and warehouse credit facilities and term loan; risks related to potential litigation; changes in applicable laws or regulations, including, but not limited to, federal banking agency guidance on third-party management risk and impacts from the One Big Beautiful Bill Act; the possibility that we may be adversely affected by other economic, business, and/or competitive factors; risks related to management transitions; and other risks contained in the section captioned “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 12, 2026 (“2025 Annual Report”). Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
OppFi Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2026	2025
Assets
Cash(1)	$102,691	$49,451
Restricted cash(1)	37,982	43,812
Total cash and restricted cash	140,673	93,263
Finance receivables at fair value(1)	518,884	546,236
Equity method investment	20,348	19,076
Debt issuance costs, net(1)	3,399	5,034
Property, equipment and software, net	37,140	27,628
Operating lease right-of-use assets	7,589	8,834
Deferred tax asset	99,297	32,647
Other assets(1)	15,070	21,372
Total assets	$842,400	$754,090
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$771	$2,773
Accrued expenses(1)	36,635	43,398
Tax receivable agreement liability	—	39,811
Operating lease liabilities	9,915	11,424
Senior debt(1)	349,639	321,353
Warrant liabilities	2,117	26,455
Total liabilities	399,077	445,214
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value (1,000,000 shares authorized with no shares issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Class A common stock, $0.0001 par value (379,000,000 shares authorized with 89,970,029 shares issued and 84,679,685 shares outstanding as of September 30, 2026 and 30,552,601 shares issued and 27,272,028 shares outstanding as of December 31, 2025)	9	3
Class B common stock, $0.0001 par value (6,000,000 shares authorized with no shares issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Class V voting stock, $0.0001 par value (115,000,000 shares authorized with no shares and 58,698,241 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	—	6
Additional paid-in capital	438,577	113,508
Retained earnings (accumulated deficit)	44,209	(33,505)
Treasury stock, at cost (5,290,344 and 3,280,573 shares as of September 30, 2026 and December 31, 2025, respectively)	(39,472)	(21,528)
Total OppFi Inc.’s stockholders’ equity	443,323	58,484
Noncontrolling interest	—	250,392
Total stockholders’ equity	443,323	308,876
Total liabilities and stockholders’ equity	$842,400	$754,090

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

	September 30,	December 31,
	2026	2025
Assets of consolidated VIEs, included in total assets above
Cash	$—	$242
Restricted cash	24,703	30,097
Total cash and restricted cash	24,703	30,339
Finance receivables at fair value	486,273	462,656
Debt issuance costs, net	3,399	5,034
Other assets	26	61
Total assets	$514,401	$498,090
Liabilities of consolidated VIEs, included in total liabilities above
Accrued expenses	$3,422	$3,373
Senior debt	349,639	321,353
Total liabilities	$353,061	$324,726

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Interest on finance receivables	$147,652	$153,706	$441,904	$433,968
Other revenue	1,578	1,383	4,377	3,832
	149,230	155,089	446,281	437,800
Change in fair value of finance receivables	(56,476)	(50,532)	(180,058)	(142,187)
Net revenue	92,754	104,557	266,223	295,613
Expenses:
Salaries and employee benefits	12,718	14,513	43,266	46,045
Direct marketing costs	13,044	14,514	34,832	36,692
Professional fees	7,538	6,100	28,415	15,091
Interest expense and amortized debt issuance costs	8,659	10,079	25,294	29,965
Technology costs	3,934	3,131	10,788	9,474
Payment processing fees	1,675	1,712	4,967	4,869
Depreciation and amortization	1,945	1,133	4,045	4,395
Occupancy	985	1,030	2,843	3,099
General, administrative and other	5,212	3,900	15,012	10,238
Total expenses	55,710	56,112	169,462	159,868
Income from operations	37,044	48,445	96,761	135,745
Other income (expense):
Change in fair value of warrant liabilities	2,842	31,688	24,338	(23,223)
Income from equity method investment	774	1,365	2,707	3,562
Other income	86	82	405	241
Income before income taxes	40,746	81,580	124,211	116,325
Income tax expense	6,267	5,647	20,082	8,522
Net income	34,479	75,933	104,129	107,803
Less: net income attributable to noncontrolling interest	—	34,298	26,407	98,320
Net income attributable to OppFi Inc.	$34,479	$41,635	$77,722	$9,483

Earnings per common share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.41	$1.48	$1.29	$0.36
Diluted	$0.40	$0.77	$1.14	$0.36
Weighted average common shares outstanding:
Basic	85,066,885	28,163,404	60,027,387	26,168,321
Diluted	85,571,877	88,236,591	85,933,941	26,168,321

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Retained Earnings	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	(Accumulated Deficit)	Stock	Interest	Equity
Balance, June 30, 2026	85,301,728	$9	—	$—	$437,238	$9,730	$(32,722)	$—	$414,255
Issuance of common stock under equity incentive plan	225,559	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	46,966	—	—	—	396	—	—	—	396
Stock-based compensation	—	—	—	—	1,624	—	—	—	1,624
Exercise of warrants	100	—	—	—	1	—	—	—	1
Tax withholding on vesting of restricted stock units	(66,003)	—	—	—	(682)	—	—	—	(682)
Purchase of treasury stock	(828,665)	—	—	—	—	—	(6,750)	—	(6,750)
Net income	—	—	—	—	—	34,479	—	—	34,479
Balance, September 30, 2026	84,679,685	$9	—	$—	$438,577	$44,209	$(39,472)	$—	$443,323

Balance, June 30, 2025	27,868,255	$3	59,199,542	$6	$110,884	$(91,531)	$(6,011)	$204,354	$217,705
Exchange of Class V shares	501,301	—	(501,301)	—	323	101	—	(424)	—
Issuance of common stock under equity incentive plan	287,052	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	48,376	—	—	—	332	—	—	—	332
Stock-based compensation	—	—	—	—	1,928	—	—	—	1,928
Tax withholding on vesting of restricted stock units	(86,379)	—	—	—	(1,150)	—	—	—	(1,150)
Purchase of treasury stock	(710,430)	—	—	—	—	—	(7,354)	—	(7,354)
Member distributions	—	—	—	—	—	—	—	(10,397)	(10,397)
Tax receivable agreement	—	—	—	—	(851)	—	—	—	(851)
Deferred tax asset	—	—	—	—	1,108	—	—	—	1,108
Net income	—	—	—	—	—	41,635	—	34,298	75,933
Balance, September 30, 2025	27,908,175	$3	58,698,241	$6	$112,574	$(49,795)	$(13,365)	$227,831	$277,254

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited) - Continued
(in thousands, except share data)

	Class A Common Stock		Class V Voting Stock		Additional Paid-	Retained Earnings	Treasury	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	(Accumulated Deficit)	Stock	Interest	Equity
Balance, December 31, 2025	27,272,028	$3	58,698,241	$6	$113,508	$(33,505)	$(21,528)	$250,392	$308,876
Exchange of Class V shares	60,000	—	(60,000)	—	(995)	(8)	—	1,003	—
Issuance of common stock under equity incentive plan	924,793	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	75,427	—	—	—	649	—	—	—	649
Stock-based compensation	—	—	—	—	6,373	—	—	—	6,373
Exercise of warrants	100	—	—	—	1	—	—	—	1
Tax withholding on vesting of restricted stock units	(281,133)	—	—	—	(2,569)	—	—	—	(2,569)
Purchase of treasury stock	(2,009,771)	—	—	—	—	—	(17,944)	—	(17,944)
Member distributions	—	—	—	—	—	—	—	(22,814)	(22,814)
Tax receivable agreement	—	—	—	—	(21)	—	—	—	(21)
Deferred tax asset	—	—	—	—	7,716	—	—	—	7,716
Up-C collapse	58,638,241	6	(58,638,241)	(6)	254,988	—	—	(254,988)	—
Tax receivable agreement settlement	—	—	—	—	58,927	—	—	—	58,927
Net income	—	—	—	—	—	77,722	—	26,407	104,129
Balance, September 30, 2026	84,679,685	$9	—	$—	$438,577	$44,209	$(39,472)	$—	$443,323

Balance, December 31, 2024	22,036,015	$2	64,189,434	$7	$93,903	$(55,127)	$(6,011)	$201,439	$234,213
Exchange of Class V shares	5,491,193	1	(5,491,193)	(1)	11,405	2,263	—	(13,668)	—
Issuance of common stock under equity incentive plan	1,364,365	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	78,665	—	—	—	423	—	—	—	423
Stock-based compensation	—	—	—	—	8,280	—	—	—	8,280
Exercise of warrants	275	—	—	—	4	—	—	—	4
Exercise of stock options	400	—	—	—	1	—	—	—	1
Tax withholding on vesting of restricted stock units	(352,308)	—	—	—	(3,619)	—	—	—	(3,619)
Purchase of treasury stock	(710,430)	—	—	—	—	—	(7,354)	—	(7,354)
Common stock dividend ($0.25 per share)	—	—	—	—	—	(6,414)	—	—	(6,414)
Member distributions	—	—	—	—	—	—	—	(58,260)	(58,260)
Tax receivable agreement	—	—	—	—	(10,284)	—	—	—	(10,284)
Deferred tax asset	—	—	—	—	12,461	—	—	—	12,461
Net income	—	—	—	—	—	9,483	—	98,320	107,803
Balance, September 30, 2025	27,908,175	$3	58,698,241	$6	$112,574	$(49,795)	$(13,365)	$227,831	$277,254

See notes to consolidated financial statements.

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$104,129	$107,803
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of finance receivables	180,058	142,187
Depreciation and amortization	4,045	4,395
Debt issuance cost amortization	1,910	2,557
Original issue discount amortization	39	—
Stock-based compensation expense	6,373	8,280
Loss on disposition of equipment	—	2
Impairment of right of use asset	—	155
Deferred income taxes	5,715	4,418
Tax receivable agreement liability adjustment	(146)	94
Change in fair value of warrant liabilities	(24,338)	23,223
Income from equity method investment	(2,707)	(3,562)
Distributions received from equity method investment	1,435	3,868
Changes in assets and liabilities:
Accrued interest receivable	(5,657)	(6,187)
Settlement receivable	—	2,036
Operating lease, net	(264)	(192)
Other assets	6,302	(4,876)
Accounts payable	(2,002)	2,225
Accrued expenses	(6,763)	(1,945)
Net cash provided by operating activities	268,129	284,481
Cash flows from investing activities:
Finance receivables acquired	(870,985)	(945,559)
Finance receivables repayments	723,936	741,356
Purchases of equipment and capitalized technology	(13,557)	(14,216)
Net cash used in investing activities	(160,606)	(218,419)
Cash flows from financing activities:
Member distributions	(22,814)	(58,260)
Borrowings of senior debt - revolving lines of credit	91,523	195,935
Payments of senior debt - revolving lines of credit	(136,423)	(163,919)
Borrowing of senior debt - term loan, net of original issue discount	74,063	—
Payments of senior debt - term loan	—	(30,000)
Payments for debt issuance costs	(1,193)	(4,913)
Proceeds from employee stock purchase plan	649	423
Exercise of warrants	1	4
Exercise of stock options	—	1
Payments of tax withholding on vesting of restricted stock units	(2,569)	(3,619)
Payments on tax receivable agreement liability	(45,406)	(1,041)
Purchase of treasury stock	(17,944)	(7,354)
Dividend paid on common stock	—	(6,414)
Net cash used in financing activities	(60,113)	(79,157)
Net increase (decrease) in cash and restricted cash	47,410	(13,095)

Cash and restricted cash
Beginning	93,263	88,288
Ending	$140,673	$75,193

Supplemental disclosure of cash flow information:
Interest paid on borrowed funds	$23,005	$28,012
Income taxes paid	$14,931	$4,807

Continued on next page

OppFi Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) - Continued
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of noncash activities:
Adjustments to additional paid-in capital as a result of tax receivable agreement	$(21)	$(10,284)
Adjustments to additional paid-in capital as a result of adjustment to deferred tax asset	$7,716	$12,461
Adjustments to additional paid-in capital as a result of the Up-C collapse	$254,988	$—
Adjustments to additional paid-in capital as a result of tax receivable agreement settlement	$58,927	$—

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

Corporate Simplification

On April 28, 2026, OppFi entered into a Corporate Simplification Agreement (the “CSA”) with Opportunity Financial, LLC (“OppFi-LLC”), a Delaware limited liability company, OppFi Management Holdings, LLC (“Management Holdings”), a Delaware limited liability company, OppFi Shares, LLC (“OFS”), a Delaware limited liability company, and certain other parties, pursuant to which OppFi completed a series of transactions designed to simplify its corporate structure (the “Corporate Simplification”). Pursuant to the CSA, certain holders of Class A common units of OppFi-LLC (“OppFi Units”) exchanged all of their issued and outstanding OppFi Units for shares of OppFi’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), on a one-for-one basis and OFS surrendered the shares of OppFi’s Class V common stock, par value $0.0001 per share (“Class V Voting Stock”), it held associated with such exchanged units, each in accordance with the terms of the Third Amended and Restated Limited Liability Company Agreement of OppFi-LLC (“OppFi A&R LLCA”), following which, OppFi owned approximately 94.7% of OppFi-LLC.

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

These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements and the related notes as of and for the year ended December 31, 2025 included in the 2025 Annual Report. In the opinion of the Company’s management, these unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and financial

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

position for the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the full year ending December 31, 2026.

The accompanying unaudited consolidated financial statements include the accounts of OppFi and OppFi-LLC with its direct and indirect wholly owned subsidiaries and consolidated variable interest entities. All significant intercompany transactions and balances have been eliminated in consolidation.

VIE Model

On the Gray Rock Termination Date, the Company determined that Gray Rock no longer constitutes a variable interest entity (“VIE”) and the Company deconsolidated Gray Rock on the Gray Rock Termination Date.

During the three months ended September 30, 2026, the Company determined that Opportunity Funding SPE Residual, LLC, a direct wholly owned subsidiary of OppFi-LLC (“SPE Residual”) constitutes a VIE subject to the consolidations guidance as the Company is the primary beneficiary of SPE Residual. Accordingly, SPE Residual’s assets, liabilities, results of operations and cash flows are included in the Company’s consolidated financial statements. See Note 7. Senior Debt, Net for additional information about SPE Residual.

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

Reclassifications: Certain prior period amounts in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2025, have been reclassified to conform to the comparative period presentation for the three and nine months ended September 30, 2026. These reclassifications have no effect on the previously reported results of operations.

Certain line items in the unaudited consolidated statements of cash flows for the nine months ended September 30, 2025, have been reclassified to conform to the comparative period presentation for the nine months ended September 30, 2026, specifically the presentation on the finance receivables acquired and repayments.

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

Participation rights purchase obligations: As of September 30, 2026 and December 31, 2025, the unpaid principal balance of finance receivables outstanding for purchase was $6.0 million and $9.0 million, respectively.

Capitalized technology: In May 2026, the new internally developed software was placed into service. The Company estimated the new internally developed software to have a five year useful life. The Company capitalized software development costs totaling $2.7 million and $4.6 million for the three months ended September 30, 2026 and 2025, respectively, and $12.3 million and $12.9 million for the nine months ended September 30, 2026 and 2025, respectively. The Company also capitalized interest associated with application development totaling $0.1 million and $0.5 million for the three months ended September 30, 2026 and 2025, and $1.1 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense, which is included in depreciation and amortization in the consolidated statements of operations, totaled $1.8 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and $3.7 million and $4.0 million for the nine months ended September 30, 2026 and 2025, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Tax receivable agreement liability: In connection with the Corporate Simplification, the CSA provides for an amendment and termination of that certain Tax Receivables Agreement, dated July 20, 2021, by and among OppFi, OppFi-LLC and the other persons named therein (as amended, the “TRA”). The amendment to the TRA, among other things, provides for an aggregate early termination payment of $40.8 million, payable to the parties to the TRA (the “TRA Parties”) in accordance with the terms and upon the conditions of the TRA (the “Early Termination Payments”). Such Early Termination Payments were made to the applicable TRA Parties in equal installments on May 8, 2026 and September 1, 2026. Upon payments of the Early Termination Payments, the TRA was terminated in its entirety and all obligations of OppFi and OppFi-LLC thereunder were extinguished. The CSA provided for mutual releases among OppFi, OppFi-LLC and the TRA Parties with respect to the TRA, pursuant to which, among other things, the TRA Parties released OppFi, OppFi-LLC and their affiliates from any further obligations under the TRA and OppFi and OppFi-LLC provided reciprocal releases to the TRA Parties.

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

Note 2. Acquisition

Pending Acquisition

On April 28, 2026, OppFi entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BNCCORP, Inc., a Delaware corporation (“BNCC”), and Birch Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of OppFi (“Merger Sub”). Pursuant to the Merger Agreement, BNCC will merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of the Company (the “Merger”). Immediately following the Merger, an

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

interim bank and wholly owned subsidiary of the Company to be formed following the date thereof will merge with and into BNC National Bank, a wholly owned subsidiary of BNCC (“BNC”), with BNC (which is expected to be renamed OppFi Bank, N.A.) surviving as a wholly owned subsidiary of the Company (the “Bank Merger” and together with the Merger, the “Transaction”). The Merger Agreement was unanimously approved by the boards of directors of each of the Company and BNCC.

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

On November 3, 2026, OppFi issued a press release announcing that it had withdrawn its applications to the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”) related to the proposed acquisition of BNCC and its wholly owned subsidiary, BNC. As of the date of this Quarterly Report on Form 10-Q, the Merger Agreement had not been terminated and remained in effect.

During the three and nine months ended September 30, 2026, pre-tax acquisition-related expenses incurred were $0.8 million and $3.9 million, respectively, which is included in professional fees in the consolidated statement of operations.

Note 3. Finance Receivables at Fair Value

The components of installment finance receivables at fair value as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	2026	2025
Unpaid principal balance of finance receivables - accrual	$421,343	$454,542
Unpaid principal balance of finance receivables - non-accrual	37,288	38,576
Unpaid principal balance of finance receivables	$458,631	$493,118

Finance receivables at fair value - accrual	$491,708	$524,577
Finance receivables at fair value - non-accrual	3,450	3,590
Finance receivables at fair value, excluding accrued interest receivable	495,158	528,167
Accrued interest receivable	23,726	18,069
Finance receivables at fair value	$518,884	$546,236

Difference between unpaid principal balance and fair value	$36,527	$35,049

The Company’s policy is to discontinue and reverse the accrual of interest income on installment finance receivables at the earlier of 60 days past due on a recency basis or 90 days past due on a contractual basis. As of September 30, 2026 and December 31, 2025, the aggregate unpaid principal balance of installment finance receivables 90 days or more past due on a contractual basis was $16.8 million and $16.4 million, respectively. As of September 30, 2026 and December 31, 2025, the fair value of installment finance receivables 90 days or more past due on a contractual basis was $1.6 million and $1.5 million, respectively.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Changes in the fair value of installment finance receivables at fair value for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at the beginning of the period	$496,306	$491,488	$546,236	$473,696
Acquired	315,530	326,992	870,985	945,559
Repayments	(237,189)	(250,312)	(723,936)	(741,356)
Accrued interest receivable	713	3,271	5,657	6,187
Charge-offs, net(1)	(59,775)	(54,385)	(181,536)	(148,406)
Net change in fair value(1)	3,299	3,853	1,478	6,219
Balance at the end of the period	$518,884	$541,899	$518,884	$541,899

(1) Included in change in fair value of finance receivables in the consolidated statements of operations.

The estimated amount of earnings included in losses attributable to changes in instrument-specific credit risk was $14.1 million and $18.9 million for the three and nine months ended September 30, 2026, respectively. The estimated amount of earnings included in losses attributable to changes in instrument-specific credit risk was $8.5 million and $2.8 million for the three and nine months ended September 30, 2025, respectively. The credit risk component was driven by the expected default rate assumption applied in the discounted cash flow model. The expected default rate assumption was developed based on historical data of the installment loan portfolio and also included adjustments to reflect management’s judgment of current economic trends and future credit performance.

Note 4. Property, Equipment and Software, Net

Property, equipment and software as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	2026	2025
Capitalized technology	$99,808	$86,411
Furniture, fixtures and equipment	4,800	4,639
Leasehold improvements	979	979
Total property, equipment and software	105,587	92,029
Less accumulated depreciation and amortization	(68,447)	(64,401)
Property, equipment and software, net	$37,140	$27,628

Note 5. Accrued Expenses

Accrued expenses as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	2026	2025
Accrual for services rendered and goods purchased	$16,895	$9,129
Amount due to bank partners	6,777	6,513
Accrued payroll and benefits	6,539	9,839
Accrued interest payable	2,941	2,601
Accrued legal expense	—	13,000
Other	3,483	2,316
Total	$36,635	$43,398

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6. Leases

The components of total lease cost for three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$547	$549	$1,641	$1,657
Variable lease expense	390	431	1,055	1,294
Short-term lease cost	40	40	120	120
Sublease income	(86)	(82)	(259)	(241)
Total lease cost	$891	$938	$2,557	$2,830

Supplemental cash flow information related to the leases for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$651	$633	$2,128	$1,862

The weighted average remaining lease term and discount rate as of September 30, 2026 and December 31, 2025 were as follows:

	2026	2025
Weighted average remaining lease term (in years)	4.0	4.8
Weighted average discount rate	5.0%	5.0%

Future minimum lease payments as of September 30, 2026 were as follows (in thousands):

Year	Amount
Remaining of 2026	$652
2027	2,633
2028	2,712
2029	2,794
2030	2,144
Total lease payments	10,935
Less: imputed interest	(1,020)
Operating lease liabilities	$9,915

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7. Senior Debt

The Company’s senior debt as of September 30, 2026 and December 31, 2025, including borrowing capacity as of September 30, 2026, were as follows (in thousands):

	Borrower	Borrowing Capacity	2026	2025	Interest Rate as of September 30, 2026			Maturity Date
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche C)	$62,500	$46,875	$46,875	SOFR	plus	7.30%	February 2029
Revolving line of credit	Opportunity Funding SPE V, LLC (Tranche D)	237,500	150,578	132,125	SOFR	plus	7.30%	February 2029
Revolving line of credit	Opportunity Funding SPE IX, LLC	150,000	79,000	79,000	SOFR	plus	6.00%	September 2029
Revolving line of credit	Gray Rock SPV LLC	—	—	63,353	SOFR	plus	7.45%	October 2026	(1)
		450,000	276,453	321,353

Term loan	Opportunity Funding SPE Residual, LLC	100,000	75,000	—			12.50%	September 2030
Total		$550,000	351,453	321,353
Less: unamortized original issue discount and debt issuance costs			(1,814)	—
Total senior debt			$349,639	$321,353

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

On the Gray Rock Termination Date, the TRS terminated due to the repayment in full of the loans made under the Gray Rock Credit Agreement in connection with the revolving commitment termination date under the Gray Rock Credit Agreement. OppFi-LLC did not incur any termination penalties in connection with the termination of the TRS.

Term loan - Opportunity Funding SPE Residual, LLC

On August 10, 2026 (the “Closing Date”), SPE Residual, as borrower, OppFi-LLC, as guarantor, UMB Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto entered into a Senior Secured Multi-Draw Term Loan Agreement (the “Term Loan Agreement”), which provides for maximum borrowings of $100.0 million at a fixed interest rate of 12.50% per annum prior to the consummation of the Transaction and 13.50% per annum thereafter, with each funded loan subject to a 1.25% original issue discount retained by the lenders at the time of each draw. The Term Loan Agreement has a maturity date of the four year anniversary date of the initial draw, which the borrower may request be extended for additional one-year periods at the lenders’ discretion, and is subject to semi-annual amortization payments of 10% of the aggregate principal amount of loans funded by the lenders. Loans under the Term Loan Agreement may be drawn during a draw period ending on the six month anniversary of the Closing Date in an initial principal amount of $75.0 million and subsequently in a minimum principal amount of the lesser of $5.0 million or the remaining undrawn commitment thereunder and, once repaid, may not be reborrowed. The borrower’s ability to draw loans under the Term Loan Agreement is subject to the satisfaction of customary closing conditions and the lenders’ receipt of customary closing deliverables. In connection with the Term Loan Agreement, OppFi-LLC entered into a guaranty in favor of the administrative agent and collateral agent, and OppFi-LLC and the borrower each granted a security interest in all of their assets, which, for the borrower, consist primarily of its equity interests in two of OppFi-LLC’s special purpose vehicles that hold consumer loan receivables. The value of such equity interests represents the residual cash flows from those vehicles after payment of their respective senior secured obligations. The Term Loan Agreement is subject to a borrowing base and various financial covenants, including, prior to the consummation of the Transaction, minimum tangible net worth, liquidity and maximum consolidated debt to tangible net worth and, subsequent to the consummation of the Transaction, capital and leverage ratios. Outstanding obligations under the Term Loan Agreement may be voluntarily prepaid in whole or in part at any time, subject to payment of additional interest to the extent aggregate prepayments during any twelve-month period exceed a specified threshold, and the borrower is subject to certain mandatory prepayment requirements in the event borrowings under the Term Loan Agreement exceed the borrowing base. The Term Loan Agreement contains customary events of default. Immediately prior to, but conditioned upon, the closing of the Transaction, and subject to the receipt by the lenders of customary closing deliverables and the satisfaction of limited conditions, the borrower’s obligations under the Term Loan Agreement will be automatically assumed by a new special purpose vehicle borrower owned by OppFi-LLC and OppFi-LLC’s guaranty will be released.

On September 15, 2026, SPE Residual borrowed $75.0 million in aggregate principal amount (the “Initial Borrowing”) under the Term Loan Agreement. Following the Initial Borrowing, $25.0 million remains available to be drawn through February 10, 2027. The Initial Borrowing occurred following the satisfaction of the applicable closing conditions and the lenders’ receipt of the required closing deliverables.

Certain of the Company’s foregoing credit facilities that consist of revolving lines of credit and term loan are subject to provisions that provide for a cross-default in the event certain covenants under the relevant agreements are breached.

Total interest expense related to the Company’s senior debt, which is included in interest expense and amortized debt issuance costs in the consolidated statements of operations, was $8.0 million and $9.2 million for the three months ended September 30, 2026 and 2025, respectively, and $23.3 million and $27.4 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the aggregate maturities of long-term borrowing, which excludes the revolving lines of credit, for the next five years were as follows (in thousands):

Year	Amount
Remaining of 2026	$—
2027	15,000
2028	15,000
2029	15,000
2030	30,000
2031 and thereafter	—
Total	$75,000

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8. Warrant Liabilities

On July 20, 2026 (the “Public Warrants Termination Date”), the Company’s redeemable warrants exercisable for OppFi’s Class A Common Stock at $11.50 per share (“Public Warrants”) expired pursuant to their contractual terms. On the Public Warrants Termination Date, the Company’s private placement warrants exercisable for OppFi’s Class A Common Stock at $11.50 per share also expired pursuant to their contractual terms.

During the three and nine months ended September 30, 2026, 100 Public Warrants were exercised. During the three months ended September 30, 2025, there were no exercises of warrants. During the nine months ended September 30, 2025, 275 Public Warrants were exercised.

Note 9. Stockholders’ Equity

Share repurchase: On May 6, 2026, OppFi’s Board of Directors (the “Board”) approved a new share repurchase program (the “Repurchase Program”) under which OppFi may repurchase up to $40 million of its Class A Common Stock. The Repurchase Program replaces OppFi’s repurchase program previously approved on April 4, 2024 (the “Prior Repurchase Program”), which was terminated. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule 10b5-1, which would permit Class A Common Stock to be repurchased when OppFi might otherwise be precluded from doing so under trading laws. The Repurchase Program does not obligate OppFi to repurchase any specific dollar amount or number of shares, and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. The Repurchase Program will expire in May 2029.

During the three months ended September 30, 2026, OppFi repurchased 828,665 shares of Class A Common Stock, which were held as treasury stock, for an aggregate purchase price of $6.7 million at an average purchase price per share of $8.13. During the nine months ended September 30, 2026, OppFi repurchased 2,009,771 shares of Class A Common Stock, which were held as treasury stock, for an aggregate purchase price of $17.9 million at an average purchase price per share of $8.91, which includes repurchases under both the Repurchase Program and the Prior Repurchase Program. During the three and nine months ended September 30, 2025, OppFi repurchased 710,430 shares of Class A Common Stock, for an aggregate purchase price of $7.4 million at an average purchase price per share of $10.33. As of September 30, 2026, $32.0 million of the repurchase authorization under the Repurchase Program remained available.

Dividend: On April 18, 2025, OppFi paid a dividend of $0.25 per share ($6.4 million in the aggregate) to stockholders of record of OppFi’s Class A Common Stock as of the close of business on April 8, 2025.

Member Distribution: On April 18, 2025, OppFi-LLC paid a special distribution of $0.25 per unit ($21.7 million in the aggregate), which is included in the member distributions in the consolidated statements of stockholder’s equity, to holders of record of OppFi Units as of the close of business on April 8, 2025.

Note 10. Stock-Based Compensation

As of September 30, 2026, the Company had only granted awards in the form of stock options and restricted stock units (“RSUs”). As of September 30, 2026, the Company had no unvested performance stock units (“PSUs”).

A summary of the Company’s stock option activity for the nine months ended September 30, 2026 was as follows:

(in thousands, except share and per share data)	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,841,792	$13.65	5.6	$1,748
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of September 30, 2026	1,841,792	$13.65	4.8	$669
Vested and exercisable as of September 30, 2026	1,841,792	$13.65	4.8	$669

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

A summary of the Company’s RSUs activity for the nine months ended September 30, 2026 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2025	1,629,184	$6.88
Granted	819,928	7.77
Vested	(804,603)	6.94
Forfeited	(177,656)	6.38
Unvested as of September 30, 2026	1,466,853	$7.40

A summary of the Company’s PSUs activity for the nine months ended September 30, 2026 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	19,276	$3.26
Granted	—	—
Vested	(19,276)	3.26
Forfeited	—	—
Unvested as of September 30, 2026	—	$—

For the three months ended September 30, 2026, stock-based compensation expense related to RSUs was $1.6 million. There was no stock-based compensation expense related to stock options and PSUs for the three months ended September 30, 2026. For three months ended September 30, 2025, stock-based compensation expense related to stock options, RSUs, and PSUs was $1.9 million. For the nine months ended September 30, 2026 and 2025, stock-based compensation expense related to stock options, RSUs, and PSUs was $6.2 million and $8.2 million, respectively. As of September 30, 2026, total unrecognized compensation expense related to unvested RSUs was $9.3 million which will be recognized over a weighted-average vesting period of approximately 1.8 years. As of September 30, 2026, there were no unrecognized compensation expenses related to unvested stock options and PSUs.

Note 11. Income Taxes

For the three months ended September 30, 2026, OppFi recorded an income tax expense of $6.3 million and reported consolidated income before income taxes of $40.7 million, resulting in a 15.4% effective income tax rate. For the three months ended September 30, 2025, OppFi recorded an income tax expense of $5.6 million and reported consolidated income before income taxes of $81.6 million, resulting in a 6.9% effective income tax rate. For the nine months ended September 30, 2026, OppFi recorded an income tax expense of $20.1 million and reported consolidated income before income taxes of $124.2 million, resulting in a 16.2% effective income tax rate. For the nine months ended September 30, 2025, OppFi recorded an income tax expense of $8.5 million and reported consolidated income before income taxes of $116.3 million, resulting in a 7.3% effective income tax rate.

OppFi’s effective income tax rates for the three months ended September 30, 2026 differ from the federal statutory income tax rate of 21% primarily due to nondeductible expenses, state income taxes, warrant liability, and discrete tax items. OppFi’s effective income tax rates for the three months ended September 30, 2025 differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure, nondeductible expenses, state income taxes, warrant liability, and discrete tax items. OppFi’s effective income tax rates for the nine months ended September 30, 2026 and 2025 differ from the federal statutory income tax rate of 21% primarily due to the noncontrolling interest in the Up-C partnership structure prior to the Corporate Simplification, nondeductible expenses, state income taxes, warrant liability, and discrete tax items. The warrant liabilities are recorded by OppFi and the fair value adjustment of the warrant liabilities is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate. For the three months ended September 30, 2026, one discrete item was recorded consisting of a $0.2 million benefit related to stock compensation, which decreased the effective tax rate by 0.4%. Excluding the aforementioned discrete item, the effective tax rate for the three months ended September 30, 2026 would have been 15.8%. For the three months ended September 30, 2025, one discrete item was recorded consisting of a $0.2 million benefit related to stock compensation, which decreased the effective

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

tax rate by 0.2%. Excluding the aforementioned discrete item, the effective rate for the three months ended September 30, 2025 would have been 7.1%. For the nine months ended September 30, 2026, one discrete item was recorded of $0.4 million related to stock compensation, which decreased the effective tax rate by 0.3%. Excluding the aforementioned discrete item, the effective tax rate for the nine months ended September 30, 2026 would have been 16.5%. For the nine months ended September 30, 2025, one discrete item was recorded of $0.9 million related to stock compensation, which decreased the effective tax rate by 0.7%. Excluding the aforementioned discrete item, the effective tax rate for the nine months ended September 30, 2025 would have been 8.0%.

OppFi is subject to a 21% federal income tax rate on its activities and its distributive share of income from OppFi-LLC, as well as various state and local income taxes. As of September 30, 2026 and 2025, OppFi owned 100.0% and 32.2%, respectively, of the outstanding units of OppFi-LLC and considers appropriate tax accounting only on this portion of OppFi-LLC’s activity. Additionally, OppFi’s income tax rate varies from the 21% statutory federal income tax rate primarily due to a permanent difference related to the adjustment of the warrant liabilities recorded by OppFi. This fair value adjustment of the warrant liabilities represents a large portion of OppFi’s pre-tax book income or loss and is a permanent difference between GAAP and taxable income, which impacts OppFi’s effective income tax rate.

During the nine months ended September 30, 2026, the Company’s net deferred tax asset increased as a result of the aggregate effects of both the Corporate Simplification and the termination of the TRA. For tax purposes, the Corporate Simplification resulted in a step-up of tax basis calculated with reference to the fair value of consideration exchanged. The tax-effected amount of the excess tax basis over the carrying value of the assets represents the increase of the Company’s net deferred tax asset position. The termination of the TRA reduced related deferred tax assets to reflect the elimination of future deductible amounts. The total increase in the net deferred tax asset attributable to the Corporate Simplification and the termination of the TRA was $73.1 million.

As of September 30, 2026 and December 31, 2025, OppFi recorded an unrecognized tax benefit of $0.4 million and $0.2 million, respectively, related to research and development credits allocated from OppFi-LLC. ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for the payment of interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviations from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 12. Fair Value Measurements

Fair value on a nonrecurring basis: As of September 30, 2026 and December 31, 2025, the Company had no assets or liabilities measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.

Fair value measurement on a recurring basis: The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

		Fair Value Measurements
	2026	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest receivable (1)	$495,158	$—	$—	$495,158

Financial liabilities:
Warrant liability - Private Placement Warrants ($15 Exercise Price Warrants) (2)	2,117	—	—	2,117

		Fair Value Measurements
	2025	Level 1	Level 2	Level 3
Financial assets:
Finance receivables at fair value, excluding accrued interest receivable (1)	$528,167	$—	$—	$528,167

Financial liabilities:
Warrant liability - Public Warrants (3)	20,429	20,429	—	—
Warrant liability - Private Placement Warrants (2)	6,026	—	—	6,026

(1) The Company primarily estimates the fair value of its installment finance receivables portfolio using discounted cash flow models that have been internally developed. The model’s inputs include, but are not limited to, default rates, which are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value.

(2) The fair value of the Private Placement Warrants is measured using a Black-Scholes option-pricing model; accordingly, the fair value measurement for the Private Placement Warrants is categorized as Level 3.

(3) The fair value measurement for the Public Warrants was categorized as Level 1 due to the use of an observable market quote in an active market under the ticker OPFI WS.
During the three months ended September 30, 2026, there were no transfers of assets or liabilities in or out of Level 3 fair value measurement. During the nine months ended September 30, 2026, there was a transfer of liability out of Level 3 fair value measurements. During the three and nine months ended September 30, 2025, there were no transfers of assets or liabilities in or out of Level 3 fair value measurements.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the significant assumptions used for the Company’s Private Placement Warrants as of September 30, 2026 and December 31, 2025:

	2026	2025
	$15 Exercise Price Warrants	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants
Risk-free interest rate	5.02%	3.55%	3.75%
Expected term (years)	4.8 years	0.6 years	5.6 years
Expected volatility	67.50%	60.30%	56.80%
Exercise price	$15.00	$11.50	$15.00
Fair value of warrants	$2.32	$1.54	$4.79

The following table presents the changes in the fair value of the warrant liability - Private Placement Warrants (in thousands):

	$11.50 Exercise Price Warrants	$15 Exercise Price Warrants	Total
Fair value as of December 31, 2025	$1,655	$4,371	$6,026
Change in fair value	—	(2,254)	(2,254)
Transfer out of Level 3	(1,655)	—	(1,655)
Fair value as of September 30, 2026	$—	$2,117	$2,117

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Financial assets and liabilities not measured at fair value: The following table presents the carrying value and estimated fair values of financial assets and liabilities disclosed but not carried at fair value and the level within the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements
	2026	Level 1	Level 2	Level 3
Financial assets:
Cash	$102,691	$102,691	$—	$—
Restricted cash	37,982	37,982	—	—
Accrued interest receivable (1)	23,726	23,726	—	—

Financial liabilities:
Accrued interest payable (2)	2,941	2,941	—	—
Senior debt	351,453	—	—	351,453

		Fair Value Measurements
	2025	Level 1	Level 2	Level 3
Financial assets:
Cash	$49,451	$49,451	$—	$—
Restricted cash	43,812	43,812	—	—
Accrued interest receivable (1)	18,069	18,069	—	—

Financial liabilities:
Accrued interest payable (2)	2,601	2,601	—	—
Senior debt	321,353	—	—	321,353

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

The following table presents selected financial information for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$149,230	$155,089	$446,281	$437,800

Charge-offs, net	(59,775)	(54,385)	(181,536)	(148,406)
Net change in fair value	3,299	3,853	1,478	6,219
Change in fair value of finance receivables	(56,476)	(50,532)	(180,058)	(142,187)
Net revenue	92,754	104,557	266,223	295,613
Expenses:
Salaries and employee benefits	12,718	14,513	43,266	46,045
Direct marketing costs	13,044	14,514	34,832	36,692
Professional fees	7,538	6,100	28,415	15,091
Interest expense and amortized debt issuance costs	8,659	10,079	25,294	29,965
Technology costs	3,934	3,131	10,788	9,474
Payment processing fees	1,675	1,712	4,967	4,869
Depreciation and amortization	1,945	1,133	4,045	4,395
Occupancy	985	1,030	2,843	3,099
General, administrative and other	5,212	3,900	15,012	10,238
Total expenses	55,710	56,112	169,462	159,868
Income from operations	37,044	48,445	96,761	135,745
Other income (expense):
Change in fair value of warrant liabilities	2,842	31,688	24,338	(23,223)
Income from equity method investment	774	1,365	2,707	3,562
Other income	86	82	405	241
Income before income taxes	40,746	81,580	124,211	116,325
Income tax expense	6,267	5,647	20,082	8,522
Net income	34,479	75,933	104,129	107,803
Less: net income attributable to noncontrolling interest	—	34,298	26,407	98,320
Net income attributable to OppFi Inc.	$34,479	$41,635	$77,722	$9,483

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Related party transactions: During the three months ended September 30, 2026, the Company paid the final installment of the Early Termination Payment of $20.4 million to the Members pursuant to the TRA. During the three months ended September 30, 2025, there were no payments to the Members pursuant to the TRA. During the nine months ended September 30, 2026, the Company made payments to the Members totaling $45.4 million pursuant to the TRA. During the nine months ended September 30, 2025, the Company made payments to the Members totaling $1.0 million, pursuant to the TRA.

Note 15. Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of finance receivables. As of September 30, 2026, consumers living primarily in Texas and Virginia made up approximately 12% and 10%, respectively, of the Company’s portfolio of finance receivables. As of September 30, 2026, there were no other states that made up more than 10% or more of the Company’s portfolio of finance receivables. As of December 31, 2025, consumers living primarily in Texas, Virginia and Florida made up approximately 12%, 10%, and 11%, respectively, of the Company’s portfolio of finance receivables. As of December 31, 2025 there were no other states that made up more than 10% or more of the gross amount of the Company’s portfolio of finance receivables. Furthermore, such consumers’ ability to honor their installment contracts may be affected by economic conditions in these areas. The Company is also exposed to a concentration of credit risk inherent in providing alternate financing programs to borrowers who cannot obtain traditional bank financing.

Note 16. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to OppFi Inc.	$34,479	$41,635	$77,722	$9,483
Net income available to Class A common stockholders - Basic	34,479	41,635	77,722	9,483
Net income attributable to noncontrolling interest (1)	—	34,298	26,407	—
Income tax expense	—	(8,046)	(6,334)	—
Net income available to Class A common stockholders - Diluted	$34,479	$67,887	$97,795	$9,483
Denominator:
Weighted-average Class A common stock outstanding - Basic	85,066,885	28,163,404	60,027,387	26,168,321
Effect of dilutive securities:
Stock options	143,713	218,986	148,746	—
Restricted stock units	361,279	969,852	477,232	—
Performance stock units	—	31,906	5,421	—
Warrants	—	—	—	—
Employee stock purchase plan	—	—	—	—
Retained OppFi Units(2)	—	58,852,443	25,275,155	—
Dilutive potential common shares	504,992	60,073,187	25,906,554	—
Weighted-average units outstanding - diluted	85,571,877	88,236,591	85,933,941	26,168,321
Earnings per common share:
Basic	$0.41	$1.48	$1.29	$0.36
Diluted	$0.40	$0.77	$1.14	$0.36

(1) As a result of the Corporate Simplification, OppFi-LLC is a direct, wholly owned subsidiary of OppFi; therefore, OppFi-LLC has no further noncontrolling interest
(2) As a result of the Corporate Simplification, all outstanding Retained OppFi Units were exchanged for shares of Class A Common Stock on a one-for-one basis.

The following table presents securities that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Public Warrants(1)	—	13,352,042	—	13,352,109
$11.50 Exercise Price Warrants(1)	—	1,074,620	—	1,074,620
$15 Exercise Price Warrants	912,500	912,500	912,500	912,500
Stock options	1,841,792	1,841,792	1,841,792	1,841,925
Restricted stock units	1,535,613	2,065,080	1,616,387	2,015,206
Performance stock units	—	29,644	—	40,012
Employee stock purchase plan units	11,770	6,294	10,504	8,386
Retained OppFi Units(2)	—	—	—	60,590,252
Potential common stock	4,301,675	19,281,972	4,381,183	79,835,010

(1) Redeemable warrants exercisable for OppFi’s Class A Common Stock at $11.50 per share expired pursuant to their contractual terms on July 20, 2026.
(2) As a result of the Corporate Simplification, all outstanding Retained OppFi Units were exchanged for shares of Class A Common Stock on a one-for-one basis.

OppFi Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 17. Subsequent Events

The Company has evaluated the impact of events that have occurred through the date these financial statements were issued and identified the following subsequent event that requires disclosure.

Acquisition: On November 3, 2026, OppFi issued a press release announcing that it had withdrawn its applications to the OCC, the Federal Reserve and the FDIC related to the Transaction. As of the date of this Quarterly Report on Form 10-Q, the Merger Agreement had not been terminated and remained in effect.

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
OVERVIEW

We are a tech-enabled digital finance platform that partners with banks to offer financial products and services to everyday Americans. Through this transparent and responsible platform, which emphasizes financial inclusion and exceptional customer experience, we assist consumers who are underserved by traditional financing options in building improved financial health. OppLoans by OppFi maintains a 4.4/5.0 star rating on Trustpilot based on over 5,800 reviews, positioning us among the top consumer-rated financial platforms online. We also hold a 35% equity interest in Bitty Holdings, LLC (“Bitty”), a credit access company that provides revenue-based financing and other working capital solutions to small businesses.

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

Our primary products are offered by our OppLoans platform. Customers on this platform are U.S. consumers who are employed, have bank accounts, and generally earn median wages. The average installment loan for a new borrower facilitated by us is approximately $2,000, payable in installments and with an average contractual term of 13 months.

HIGHLIGHTS

Our financial results as of and for the three months ended September 30, 2026 are summarized below:
•Net income decreased 54.6% to $34.5 million from $75.9 million for the three months ended September 30, 2026 and 2025, respectively;
•Diluted earnings per common share decreased $0.37 to $0.40 from $0.77 for the three months ended September 30, 2026 and 2025, respectively;
•Adjusted net income (“Adjusted Net Income”)(1) decreased 22.5% to $31.6 million from $40.7 million for the three months ended September 30, 2026 and 2025, respectively;
•Adjusted earnings per share (“Adjusted EPS”)(1) decreased $0.09 to $0.37 from $0.46 for the three months ended September 30, 2026 and 2025, respectively;
•Total revenue decreased 3.8% to $149.2 million from $155.1 million for the three months ended September 30, 2026 and 2025, respectively;
•Net originations decreased 6.8% to $229.3 million from $246.1 million for the three months ended September 30, 2026 and 2025, respectively; and
•Ending receivables decreased 4.7% to $458.6 million from $481.0 million as of September 30, 2026 and 2025, respectively.

(1) Adjusted EPS and Adjusted Net Income are non-GAAP financial measures. For information regarding our uses and definitions of these measures and for reconciliations to the most directly comparable United States GAAP measures, see the section titled “Non-GAAP Financial Measures” below.
RECENT EVENTS

In April 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BNCCORP, Inc., a Delaware corporation (“BNCC”), and Birch Merger Sub, LLC, a Delaware limited liability company and our wholly owned subsidiary (“Merger Sub”), pursuant to which BNCC will merge with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary (the “Merger”). Immediately following the Merger, an interim bank and our wholly owned subsidiary to be formed following the date thereof will merge with and into BNC National Bank, a wholly owned subsidiary of BNCC (“BNC”), with BNC (which is expected to be renamed OppFi Bank, N.A.) surviving as our wholly owned subsidiary (together with the Merger, the “Transaction”). On September 17, 2026, BNCC stockholders approved the Merger Agreement and the transactions contemplated thereby. The Transaction remains subject to other customary closing conditions, including receipt of required regulatory approvals from the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). On November 3, 2026, we announced that we had withdrawn our applications to the OCC, the Federal Reserve and the FDIC related to the proposed acquisition of BNCC and its wholly owned subsidiary, BNC. We proactively engaged with federal regulators before entering into the Transaction and diligently responded to extensive information requests from the OCC, Federal Reserve and FDIC throughout the application process. However, given the communication restrictions inherent in the application process and the lack of articulated objective standards against which federal regulators are evaluating our business, we have not had a meaningful opportunity to engage with federal regulators to address potential concerns. Going forward, we intend to substantively engage with federal regulators regarding the creation of practical market-and consumer-based standards that will allow innovative community banks and financial technology platforms to combine. As of the date of this Quarterly Report on Form 10-Q, the Merger Agreement had not been terminated and remained in effect. There can be no assurance that we will submit new applications or that, if we do, regulatory approval will be obtained. If consummated, the Transaction is expected to enable us to operate as a bank holding company and, over time, provide access to a more stable and lower-cost source of funding through deposits, although it will also subject us to increased regulatory capital and compliance requirements. We believe that, if consummated, the Transaction would further align our technology-enabled platform with a regulated banking infrastructure, supporting our long-term strategy to vertically integrate our operations and enhance risk management and funding flexibility.

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
KEY PERFORMANCE METRICS

We regularly review the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions, which may also be useful to an investor. The following tables and related discussion set forth key financial and operating metrics for our operations as of and for the three and nine months ended September 30, 2026 and 2025. Percentages presented are calculated from the underlying whole-dollar amounts.

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

The following tables present total net originations (defined as gross originations net of transferred balance on refinanced loans), total retained net originations (defined as the portion of total net originations with respect to which we ultimately purchased a receivable from our bank partners), and percentage of net originations by new loans for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Total net originations	$229,348	$246,109	$(16,761)	(6.8)%
Total retained net originations	$190,671	$215,237	$(24,566)	(11.4)%
Percentage of net originations by new loans	44.2%	45.4%	N/A	(2.6)%

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Total net originations	$617,360	$669,150	$(51,790)	(7.7)%
Total retained net originations	$518,881	$589,905	$(71,024)	(12.0)%
Percentage of net originations by new loans	42.8%	40.6%	N/A	5.5%

Total net originations decreased to $229.3 million and $617.4 million for the three and nine months ended September 30, 2026, respectively, from $246.1 million and $669.2 million for the three and nine months ended September 30, 2025, respectively. The 6.8% decrease for the three months ended September 30, 2026 was mainly a result of tightened marketing partner screening criteria year over year. The 7.7% decrease for the nine months ended September 30, 2026 was mainly a result of lower net originations from refinance customers, as the prior year period benefited from changes to our credit model that increased the maximum loan amount those customers could refinance. Total retained net originations decreased to $190.7 million and $518.9 million for the three and nine months ended September 30, 2026, respectively, from $215.2 million and $589.9 million for the three and nine months ended September 30, 2025, respectively. The 11.4% and 12.0% decreases were a result of the decreases in total net originations, furthered by the growth in the percentage of loans retained by our bank partners.

Total net originations of new loans as a percentage of total loans decreased to 44.2% and increased to 42.8% for the three and nine months ended September 30, 2026, respectively, from 45.4% and 40.6% for the three and nine months ended September 30, 2025, respectively. The decrease for the three months ended September 30, 2026 was a result of the decrease to new origination volume year over year. The increase for the nine months ended September 30, 2026 was a result of returning and refinance originations decreasing year over year.

Ending Receivables

Ending receivables are defined as the unpaid principal balances of loans at the end of the reporting period. The following table presents ending receivables as of September 30, 2026 and 2025 (in thousands):

	As of September 30,		Change
	2026	2025	$	%
Ending receivables	$458,631	$481,037	$(22,406)	(4.7)%

Ending receivables decreased to $458.6 million as of September 30, 2026 from $481.0 million as of September 30, 2025. The 4.7% decrease was primarily driven by lower retained net originations through the first nine months of 2026.

Average Yield

Average yield represents total revenue from the period as a percent of average receivables and is presented as an annualized metric. Receivables are defined as the unpaid principal balances of loans. The following tables present average yield for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025	%
Average yield, annualized	131.4%	133.2%	(1.3)%

	Nine Months Ended September 30,		Change
	2026	2025	%
Average yield, annualized	130.8%	134.3%	(2.6)%

Average yield decreased to 131.4% and 130.8% for the three and nine months ended September 30, 2026, respectively, from 133.2% and 134.3% for the three and nine months ended September 30, 2025, respectively. The 1.3% and 2.6% decreases were mainly driven by an increase in delinquent loans in the portfolio that were not accruing interest throughout the periods, partially offset by an increase in the average statutory rate during the periods.

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

The following tables present net charge-offs as a percentage of total revenue and as an annualized percentage of average receivables for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025	%
Net charge-offs as % of total revenue	40.1%	35.1%	14.2%
Net charge-offs as % of average receivables, annualized	52.6%	46.7%	12.7%

	Nine Months Ended September 30,		Change
	2026	2025	%
Net charge-offs as % of total revenue	40.7%	33.9%	20.0%
Net charge-offs as % of average receivables, annualized	53.2%	45.5%	16.9%

Net charge-offs as a percentage of total revenue increased to 40.1% and 40.7% for the three and nine months ended September 30, 2026, respectively, from 35.1% and 33.9% for the three and nine months ended September 30, 2025, respectively. The increases were mainly a result of a lower yielding portfolio for the reasons discussed above in “Average Yield” combined with elevated gross charge-offs offsetting higher recoveries of previously charged off loans. Net charge-offs as a percentage of average receivables increased to 52.6% and 53.2% for the three and nine months ended September 30, 2026, respectively, from 46.7% and 45.5% for the three and nine months ended September 30, 2025, respectively. The increases were again mainly a result of elevated gross charge-offs offsetting higher recoveries of previously charged off loans.

Auto-Approval Rate

Auto-approval rate is calculated by taking the number of approved loans that are not decisioned by a loan processor or underwriter (auto-approval) divided by the total number of loans approved. The following tables present auto-approval rates for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025	%
Auto-approval rate	80.1%	79.1%	1.2%

	Nine Months Ended September 30,		Change
	2026	2025	%
Auto-approval rate	80.2%	79.2%	1.3%

Auto-approval rate increased to 80.1% and 80.2% for the three and nine months ended September 30, 2026, respectively, from 79.1% and 79.2% for the three and nine months ended September 30, 2025, respectively. The increases were driven by the continued application of algorithmic automation projects that streamline frictional steps of the origination process.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2026 and 2025
The following table presents our consolidated results of operations for the three months ended September 30, 2026 and 2025 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

(Unaudited)	2026	2025	$ Change	% Change
Revenue:
Interest on finance receivables	$147,652	$153,706	$(6,054)	(3.9)%
Other revenue	1,578	1,383	195	14.1
	149,230	155,089	(5,859)	(3.8)
Change in fair value of finance receivables	(56,476)	(50,532)	(5,944)	11.8
Net revenue	92,754	104,557	(11,803)	(11.3)
Expenses:
Direct marketing costs	13,044	14,514	(1,470)	(10.1)
Salaries and employee benefits	12,718	14,513	(1,795)	(12.4)
Interest expense and amortized debt issuance costs	8,659	10,079	(1,420)	(14.1)
Professional fees	7,538	6,100	1,438	23.6
Technology costs	3,934	3,131	803	25.6
Depreciation and amortization	1,945	1,133	812	71.7
Payment processing fees	1,675	1,712	(37)	(2.2)
Occupancy	985	1,030	(45)	(4.4)
General, administrative and other	5,212	3,900	1,312	33.6
Total expenses	55,710	56,112	(402)	(0.7)
Income from operations	37,044	48,445	(11,401)	(23.5)
Other income:
Change in fair value of warrant liabilities	2,842	31,688	(28,846)	(91.0)
Income from equity method investment	774	1,365	(591)	(43.3)
Other income	86	82	4	4.9
Income before income taxes	40,746	81,580	(40,834)	(50.1)
Income tax expense	6,267	5,647	620	11.0
Net income	34,479	75,933	(41,454)	(54.6)
Less: net income attributable to noncontrolling interest	—	34,298	(34,298)	(100.0)
Net income attributable to OppFi Inc.	$34,479	$41,635	$(7,156)	(17.2)%

Earnings per common share attributable to OppFi Inc.:
Earnings per common share:
Basic	$0.41	$1.48
Diluted	$0.40	$0.77
Weighted average common shares outstanding:
Basic	85,066,885	28,163,404
Diluted	85,571,877	88,236,591

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

Total revenue decreased by $5.9 million, or 3.8%, to $149.2 million for the three months ended September 30, 2026 from $155.1 million for the three months ended September 30, 2025. The decrease was due to both lower average receivables balances throughout the period and lower yield on those receivables.

Change in Fair Value of Finance Receivables

Change in fair value of finance receivables consists of gross charge-offs incurred in the period on the installment finance receivables, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $56.5 million for the three months ended September 30, 2026, which was comprised of $75.0 million of gross charge-offs, partially offset by $15.2 million of recoveries and a positive fair value adjustment of $3.3 million, up from $50.5 million for the three months ended September 30, 2025, which was comprised of $65.4 million of gross charge-offs, partially offset by $11.0 million of recoveries and a positive fair value adjustment of $3.9 million. The fair value adjustment for the three months ended September 30, 2026 had a positive impact due to the increase in the fair value premium, largely driven by a longer average term, combined with the increase in receivables over the period.

Net Revenue

Net revenue is equal to total revenue less the change in fair value of finance receivables. Net revenue decreased by $11.8 million, or 11.3%, to $92.8 million for the three months ended September 30, 2026 from $104.6 million for the three months ended September 30, 2025. This decrease was due to the decrease in total revenue and increase in change in fair value of finance receivables.

Expenses

Expenses include costs related to salaries and employee benefits, direct marketing costs, professional fees, interest expense and amortized debt issuance costs, technology costs, payment processing fees, depreciation and amortization, occupancy, and general, administrative and other expenses.

Expenses decreased by $0.4 million, or 0.7%, to $55.7 million for the three months ended September 30, 2026 from $56.1 million for the three months ended September 30, 2025. The decrease in expenses was primarily driven by lower salary expense resulting from lower headcount, lower direct marketing expense resulting from lower volume, and lower interest expense resulting from lower average debt balances over the period. The decrease was partially offset by an increase in professional fees related to the Transaction, higher collection costs related to increased recoveries, and higher capitalized technology amortization expense. Expenses as a percent of total revenue increased from 36.2% to 37.3% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations decreased by $11.4 million to $37.0 million for the three months ended September 30, 2026 from income from operations of $48.4 million for the three months ended September 30, 2025. This decrease was driven by lower total revenue and higher change in fair value of finance receivables, partially offset by lower expenses, as a result of the reasons stated above.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities resulted in a gain of $2.8 million and a gain of $31.7 million for the three months ended September 30, 2026 and 2025, respectively. The changes are largely driven by changes in our stock price and the remaining time until maturity.

Income from Equity Method Investment

On July 31, 2024, we acquired 35% of the outstanding equity securities of Bitty. We determined that we do not have a controlling financial interest in Bitty, but do exercise significant influence, and therefore the investment was accounted for under the equity method. Our proportionate share of Bitty’s earnings was $0.8 million for the three months ended September 30, 2026, a decrease of $0.6 million from $1.4 million for the three months ended September 30, 2025.

Other Income

Other income totaled $0.1 million for the three months ended September 30, 2026 and $0.1 million for the three months ended September 30, 2025. Other income for both periods was comprised of $0.1 million in income attributed to the sublease of one of our office facilities.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, income from equity method investment, and other income. Income before income taxes decreased by $40.8 million, or 50.1%, to $40.7 million for the three months ended September 30, 2026 from $81.6 million for the three months ended September 30, 2025 driven by lower income from operations, furthered by the prior year period’s gain from change in fair value of warrant liabilities.

Income Tax Expense

Income tax expense of $6.3 million for the three months ended September 30, 2026 increased by $0.6 million from $5.6 million for the three months ended September 30, 2025. The increase in income tax expense was largely driven by the Corporate Simplification, increasing our effective tax rate with OppFi-LLC becoming a wholly-owned subsidiary.

Net Income

Net income is the difference between income before income taxes and income tax expense. Net income decreased by $41.5 million to $34.5 million for the three months ended September 30, 2026 from net income of $75.9 million for the three months ended September 30, 2025 for the reasons stated above.

Net Income Attributable to OppFi Inc.

As a result of the Corporate Simplification that took effect April 28, 2026, OppFi-LLC operated as a wholly owned subsidiary of OppFi Inc. for the three months ended September 30, 2026. Consequently, all net income generated during the current period was attributable to OppFi Inc. Refer to the preceding sections for relevant period-over-period comparisons.

Comparison of the nine months ended September 30, 2026 and 2025
The following table presents our consolidated results of operations for the nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

(Unaudited)	2026	2025	$ Change	% Change
Revenue:
Interest on finance receivables	$441,904	$433,968	$7,936	1.8%
Other revenue	4,377	3,832	545	14.2
	446,281	437,800	8,481	1.9
Change in fair value of finance receivables	(180,058)	(142,187)	(37,871)	26.6
Net revenue	266,223	295,613	(29,390)	(9.9)
Expenses:
Salaries and employee benefits	43,266	46,045	(2,779)	(6.0)
Direct marketing costs	34,832	36,692	(1,860)	(5.1)
Professional fees	28,415	15,091	13,324	88.3
Interest expense and amortized debt issuance costs	25,294	29,965	(4,671)	(15.6)
Technology costs	10,788	9,474	1,314	13.9
Payment processing fees	4,967	4,869	98	2.0
Depreciation and amortization	4,045	4,395	(350)	(8.0)
Occupancy	2,843	3,099	(256)	(8.3)
General, administrative and other	15,012	10,238	4,774	46.6
Total expenses	169,462	159,868	9,594	6.0
Income from operations	96,761	135,745	(38,984)	(28.7)
Other income (expense):
Change in fair value of warrant liabilities	24,338	(23,223)	47,561	204.8
Income from equity method investment	2,707	3,562	(855)	(24.0)
Other income	405	241	164	68.1
Income before income taxes	124,211	116,325	7,886	6.8
Income tax expense	20,082	8,522	11,560	135.7
Net income	104,129	107,803	(3,674)	(3.4)
Less: net income attributable to noncontrolling interest	26,407	98,320	(71,913)	(73.1)
Net income attributable to OppFi Inc.	$77,722	$9,483	$68,239	719.6%

Earnings per common share attributable to OppFi Inc.:
Earnings per common share:
Basic	$1.29	$0.36
Diluted	$1.14	$0.36
Weighted average common shares outstanding:
Basic	60,027,387	26,168,321
Diluted	85,933,941	26,168,321

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

Total revenue increased by $8.5 million, or 1.9%, to $446.3 million for the nine months ended September 30, 2026 from $437.8 million for the nine months ended September 30, 2025. The increase was due to higher average receivables balances throughout the period.

Change in Fair Value of Finance Receivables

Change in fair value of finance receivables consists of gross charge-offs incurred in the period on the installment finance receivables, net of recoveries, plus the change in the fair value on the installment loans portfolio. Change in fair value totaled $180.1 million for the nine months ended September 30, 2026, which was comprised of $226.3 million of gross charge-offs, partially offset by $44.7 million of recoveries and a positive fair value adjustment of $1.5 million, up from $142.2 million for the nine months ended September 30, 2025, which was comprised of $180.8 million of gross charge-offs, partially offset by $32.4 million of recoveries and a positive fair value adjustment of $6.2 million. The fair value adjustment for the nine months ended September 30, 2026 had a positive impact due to the increase in the fair value premium, largely driven by a longer average term, outweighing the decrease in receivables over the period.

Net Revenue

Net revenue is equal to total revenue less the change in fair value of finance receivables. Net revenue decreased by $29.4 million, or 9.9%, to $266.2 million for the nine months ended September 30, 2026 from $295.6 million for the nine months ended September 30, 2025. This decrease was due to the increase in change in fair value of finance receivables outweighing the increase in total revenue.

Expenses

Expenses include costs related to salaries and employee benefits, direct marketing costs, professional fees, interest expense and amortized debt issuance costs, technology costs, payment processing fees, depreciation and amortization, occupancy, and general, administrative and other expenses.

Expenses increased by $9.6 million, or 6.0%, to $169.5 million for the nine months ended September 30, 2026 from $159.9 million for the nine months ended September 30, 2025. The increase in expenses was primarily driven by higher professional fees related to the Transaction and the Corporate Simplification and higher collection costs related to increased recoveries. The increase was partially offset by lower interest expense resulting from lower average debt levels over the period, lower salary expense resulting from lower headcount as well as lower stock compensation expense, and lower direct marketing expense resulting from lower volume. Expenses as a percentage of total revenue increased from 36.5% to 38.0% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Income from Operations

Income from operations is the difference between net revenue and expenses. Income from operations decreased by $39.0 million to $96.8 million for the nine months ended September 30, 2026 from income from operations of $135.7 million for the nine months ended September 30, 2025. This decrease was driven by higher change in fair value of finance receivables and expenses outweighing higher total revenue as a result of the reasons stated above.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities resulted in a gain of $24.3 million and a loss of $23.2 million for the nine months ended September 30, 2026 and 2025, respectively. The changes are largely driven by changes in our stock price and the remaining time until maturity.

Income from Equity Method Investment

On July 31, 2024, we acquired 35% of the outstanding equity securities of Bitty. We determined that we do not have a controlling financial interest in Bitty, but do exercise significant influence, and therefore the investment was accounted for under the equity method. Our proportionate share of Bitty’s earnings was $2.7 million for the nine months ended September 30, 2026, a decrease of $0.9 million from $3.6 million for the nine months ended September 30, 2025.

Other Income

Other income totaled $0.4 million for the nine months ended September 30, 2026 and $0.2 million for the nine months ended September 30, 2025. Other income for the nine months ended September 30, 2026 was comprised of $0.3 million in income attributed to the sublease of one of our office facilities and a $0.1 million gain related to our TRA liability. Other income for the nine months ended September 30, 2025 was comprised of $0.2 million in income attributed to the sublease of one of our office facilities.

Income Before Income Taxes

Income before income taxes is the sum of income from operations, the change in fair value of warrant liabilities, income from equity method investment, and other income. Income before income taxes increased by $7.9 million, or 6.8%, to $124.2 million for the nine months ended September 30, 2026 from $116.3 million for the nine months ended September 30, 2025 driven by the prior year period’s loss from change in fair value of warrant liabilities outweighing the decrease in income from operations.

Income Tax Expense

Income tax expense of $20.1 million for the nine months ended September 30, 2026 increased by $11.6 million from $8.5 million for the nine months ended September 30, 2025. The increase in income tax expense was largely driven by the Corporate Simplification, increasing our effective tax rate with OppFi-LLC becoming a wholly-owned subsidiary.

Net Income

Net income is the difference between income before income taxes and income tax expense. Net income decreased by $3.7 million to $104.1 million for the nine months ended September 30, 2026 from net income of $107.8 million for the nine months ended September 30, 2025 for the reasons stated above.

Net Income Attributable to OppFi Inc.

As a result of the Corporate Simplification that took effect April 28, 2026, OppFi-LLC operated as a wholly owned subsidiary of OppFi Inc. for only a portion of the nine months ended September 30, 2026. Consequently, net income attributable to OppFi Inc. for the current nine-month period reflects a blended ownership structure. Due to this change, net income attributable to noncontrolling interests has remained unchanged since the Corporate Simplification date. Refer to the prior quarters’ discussion for relevant year-to-date comparisons.

Diluted Earnings per Share

For the nine months ended September 30, 2026, the weighted average of our previously outstanding shares of Class V Voting Stock were included in computing the diluted earnings per share as the inclusion of these shares had a dilutive effect under the if-converted method. Under the if-converted method, shares of our previously outstanding Class V Voting Stock are assumed to be exchanged, together with OppFi Units, into shares of our Class A Common Stock as of the beginning of the period. For the nine months ended September 30, 2025, the weighted average of our previously outstanding shares of Class V Voting Stock were excluded in computing the diluted earnings per share as the inclusion of these shares would have had an antidilutive effect under the if-converted method.

CONDENSED BALANCE SHEETS

Comparison as of September 30, 2026 and December 31, 2025

The following table presents our condensed balance sheet as of September 30, 2026 and December 31, 2025 (in thousands). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

	(Unaudited)		Change
	September 30, 2026	December 31, 2025	$	%
Assets
Cash and restricted cash	$140,673	$93,263	$47,410	50.8%
Finance receivables at fair value	518,884	546,236	(27,352)	(5.0)
Equity method investment	20,348	19,076	1,272	6.7
Other assets	162,495	95,515	66,980	70.1
Total assets	$842,400	$754,090	$88,310	11.7%
Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$37,406	$46,171	$(8,765)	(19.0)%
Total debt	349,639	321,353	28,286	8.8
Warrant liabilities	2,117	26,455	(24,338)	(92.0)
Other liabilities	9,915	51,235	(41,320)	(80.6)
Total liabilities	399,077	445,214	(46,137)	(10.4)
Total stockholders’ equity	443,323	308,876	134,447	43.5
Total liabilities and stockholders’ equity	$842,400	$754,090	$88,310	11.7%

Total cash and restricted cash increased by $47.4 million as of September 30, 2026 primarily driven by the cash from the new term loan taken out in September 2026. Finance receivables at fair value decreased by $27.4 million as of September 30, 2026 driven by lower retained net originations. Other assets increased by $67.0 million as of September 30, 2026 mainly due to an increase in the deferred tax asset of $66.6 million resulting from the Corporate Simplification and an increase in property, equipment, and software of $9.5 million.

Accounts payable and accrued expenses decreased by $8.8 million as of September 30, 2026 driven by a decrease in accounts payable of $2.0 million and a decrease in accrued expenses of $6.8 million. Total debt increased by $28.3 million as of September 30, 2026 driven primarily by the new term loan taken out in September 2026, partially offset by a decrease in the utilization of revolving lines of credit. Warrant liabilities decreased by $24.3 million as of September 30, 2026 largely due to the expiration of the public warrants on July 20, 2026. Other liabilities decreased by $41.3 million as of September 30, 2026 driven by the full settlement of the TRA liability related to the Corporate Simplification for $39.8 million and a decrease in the operating lease liability of $1.5 million. Total stockholders’ equity increased by $134.4 million as of September 30, 2026 mainly driven by net income, settlement of the TRA, and stock-based compensation, partially offset by distributions to the former members of OppFi-LLC and common stock repurchases.

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

The following tables present reconciliations of non-GAAP financial measures for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the three months ended September 30, 2026 and 2025

(In thousands, except share and per share data)	Three Months Ended September 30,		Change
(Unaudited)	2026	2025	$	%
Net income	$34,479	$75,933	$(41,454)	(54.6)%
Income tax expense	6,267	5,647	620	11.0
Other income	(86)	(82)	(4)	4.9
Change in fair value of warrant liabilities	(2,842)	(31,688)	28,846	(91.0)
Other adjustments, net(a)	3,691	3,393	298	8.8
Adjusted EBT	41,509	53,203	(11,694)	(22.0)
Less: pro forma taxes(b)	9,950	12,476	(2,526)	(20.2)
Adjusted net income	$31,559	$40,727	$(9,168)	(22.5)%

Adjusted earnings per share	$0.37	$0.46
Weighted average diluted shares outstanding	85,571,877	88,236,591

(a) For the three months ended September 30, 2026, other adjustments, net of $3.7 million included $1.8 million in expenses related to the Transaction, $1.6 million in expenses related to stock compensation, and $0.3 million in expenses related to severance. For the three months ended September 30, 2025, other adjustments, net of $3.4 million included $1.9 million in expenses related to stock compensation, $1.0 million in expenses related to corporate development, $0.4 million in expenses related to legal matters, and $0.1 million in expenses related to severance. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.97% for the three months ended September 30, 2026 and 23.45% for the three months ended September 30, 2025, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Comparison of the nine months ended September 30, 2026 and 2025

(In thousands, except share and per share data)	Nine Months Ended September 30,		Change
(Unaudited)	2026	2025	$	%
Net income	$104,129	$107,803	$(3,674)	(3.4)%
Income tax expense	20,082	8,522	11,560	135.7
Other income	(405)	(241)	(164)	68.1
Change in fair value of warrant liabilities	(24,338)	23,223	(47,561)	(204.8)
Other adjustments, net(a)	19,385	9,544	9,841	103.1
Adjusted EBT	118,853	148,851	(29,998)	(20.2)
Less: pro forma taxes(b)	28,490	34,906	(6,416)	(18.4)
Adjusted net income	$90,363	$113,945	$(23,582)	(20.7)%

Adjusted earnings per share	$1.05	$1.29
Weighted average diluted shares outstanding	85,933,941	88,218,365

(a) For the nine months ended September 30, 2026, other adjustments, net of $19.4 million included $10.6 million in expenses related to the Transaction and the Corporate Simplification, $6.4 million in expenses related to stock compensation, $1.9 million in expenses related to severance, and $0.5 million in expenses related to legal matters. For the nine months ended September 30, 2025, other adjustments, net of $9.5 million included $8.3 million in expenses related to stock compensation, $1.0 million in expenses related to corporate development, $0.9 million in expenses related to legal matters, $0.7 million in expenses related to severance, and $0.2 million in expenses related to an adjustment to the Company’s outstanding lease obligations, partially offset by a $1.4 million addback related to the partial forgiveness of remaining expenses related to OppFi Card’s exit activities. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.97% for the nine months ended September 30, 2026 and 23.45% for the nine months ended September 30, 2025, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

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

The following tables present reconciliations of non-GAAP financial measures for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data). Certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Comparison of the three months ended September 30, 2026 and 2025

	Three Months Ended September 30,
(Unaudited)	2026	2025
Weighted average Class A common stock outstanding	85,066,885	28,163,404
Weighted average Class V voting stock outstanding	—	58,852,443
Dilutive impact of restricted stock units	361,279	969,852
Dilutive impact of performance stock units	—	31,906
Dilutive impact of stock options	143,713	218,986
Weighted average diluted shares outstanding	85,571,877	88,236,591

	Three Months Ended September 30,
(In thousands, except share and per share data)	2026		2025
(Unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		85,571,877		88,236,591
Net income	$34,479	$0.40	$75,933	$0.86
Income tax expense	6,267	0.07	5,647	0.06
Other income	(86)	—	(82)	—
Change in fair value of warrant liabilities	(2,842)	(0.03)	(31,688)	(0.36)
Other adjustments, net(a)	3,691	0.04	3,393	0.04
Adjusted EBT	41,509	0.49	53,203	0.60
Less: pro forma taxes(b)	9,950	0.12	12,476	0.14
Adjusted net income	$31,559	$0.37	$40,727	$0.46

(a) For the three months ended September 30, 2026, other adjustments, net of $3.7 million included $1.8 million in expenses related to the Transaction, $1.6 million in expenses related to stock compensation, and $0.3 million in expenses related to severance. For the three months ended September 30, 2025, other adjustments, net of $3.4 million included $1.9 million in expenses related to stock compensation, $1.0 million in expenses related to corporate development, $0.4 million in expenses related to legal matters, and $0.1 million in expenses related to severance. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.97% for the three months ended September 30, 2026 and 23.45% for the three months ended September 30, 2025, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
(Unaudited)	2026	2025
Weighted average Class A common stock outstanding	60,027,387	26,168,321
Weighted average Class V voting stock outstanding	25,275,155	60,590,252
Dilutive impact of restricted stock units	477,232	1,205,261
Dilutive impact of performance stock units	5,421	45,237
Dilutive impact of stock options	148,746	209,294
Weighted average diluted shares outstanding	85,933,941	88,218,365

	Nine Months Ended September 30,
(In thousands, except share and per share data)	2026		2025
(Unaudited)	$	Per Share	$	Per Share
Weighted average diluted shares outstanding		85,933,941		88,218,365
Net income	$104,129	$1.21	$107,803	$1.22
Income tax expense	20,082	0.23	8,522	0.10
Other income	(405)	—	(241)	—
Change in fair value of warrant liabilities	(24,338)	(0.28)	23,223	0.26
Other adjustments, net(a)	19,385	0.23	9,544	0.11
Adjusted EBT	118,853	1.38	148,851	1.69
Less: pro forma taxes(b)	28,490	0.33	34,906	0.40
Adjusted net income	$90,363	$1.05	$113,945	$1.29

(a) For the nine months ended September 30, 2026, other adjustments, net of $19.4 million included $10.6 million in expenses related to the Transaction and the Corporate Simplification, $6.4 million in expenses related to stock compensation, $1.9 million in expenses related to severance, and $0.5 million in expenses related to legal matters. For the nine months ended September 30, 2025, other adjustments, net of $9.5 million included $8.3 million in expenses related to stock compensation, $1.0 million in expenses related to corporate development, $0.9 million in expenses related to legal matters, $0.7 million in expenses related to severance, and $0.2 million in expenses related to an adjustment to the Company’s outstanding lease obligations, partially offset by a $1.4 million addback related to the partial forgiveness of remaining expenses related to OppFi Card’s exit activities. The sum of the individual components of other adjustments, net may not equal the total presented due to the use of rounded numbers for disclosure purposes.

(b) Assumes a tax rate of 23.97% for the nine months ended September 30, 2026 and 23.45% for the nine months ended September 30, 2025, reflecting the U.S. federal statutory rate of 21% and a blended statutory rate for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

To date, the funds received from operating income and our ability to obtain lending commitments have provided the liquidity necessary for us to fund our operations.

Maturities of our financing facilities are staggered over four years to help minimize refinance risk.

The following table presents our unrestricted cash and undrawn debt as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Unrestricted cash	$102,691	$49,451
Undrawn debt	$198,547	$203,647

As of September 30, 2026, we had $102.7 million in unrestricted cash, an increase of $53.2 million from December 31, 2025. As of September 30, 2026, we had an additional $198.5 million of unused debt capacity under our financing facilities for future availability, representing a 36% overall undrawn capacity, a decrease from $203.6 million as of December 31, 2025. The decrease in undrawn debt was driven primarily by the termination of the Gray Rock SPV LLC revolving line of credit, as discussed further below. Including total financing commitments of $550.0 million and cash and restricted cash on the balance sheet of $140.7 million, we had approximately $690.7 million in funding capacity as of September 30, 2026.

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

On April 28, 2026, we entered into a Merger Agreement with BNCC. The Transaction is valued at approximately $130.7 million with an estimated cash consideration of approximately $69.3 million. The Transaction is subject to customary closing conditions, including receipt of required regulatory approvals. On September 17, 2026, BNCC stockholders approved the Merger Agreement and the transactions contemplated thereby. The Transaction remains subject to other customary closing conditions, including receipt of required regulatory approvals from the OCC, the Federal Reserve and the FDIC. On November 3, 2026, we announced that we had withdrawn our applications to the OCC, the Federal Reserve and the FDIC related to the proposed acquisition of BNCC and BNC. As of the date of this Quarterly Report on Form 10-Q, the Merger Agreement had not been terminated and remained in effect. There can be no assurance that we will submit new applications or that, if we do, regulatory approval will be obtained.

On August 10, 2026, Opportunity Funding SPE Residual, LLC, a wholly owned subsidiary of OppFi-LLC, as borrower, and OppFi-LLC, as guarantor, entered into a term loan agreement (the “Term Loan Agreement”) with UMB Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, which provides for maximum borrowings of $100.0 million and matures on the fourth anniversary of the date of the initial draw. Borrowings under the Term Loan Agreement bear interest at a fixed rate of 12.50% per annum, increasing to 13.50% per annum following the consummation of the Transaction, and each draw is subject to a 1.25% original issue discount retained by the lenders. Loans may be drawn through the six month anniversary of the Closing Date and, once repaid, may not be reborrowed. The Term Loan Agreement is guaranteed by OppFi-LLC and secured by the assets of OppFi-LLC and the borrower, which, with respect to the borrower, consist primarily of equity interests in two of our SPEs that hold consumer loan receivables, and subject to a borrowing base and various financial covenants. No amounts were drawn upon entry into the Term Loan Agreement. On September 15, 2026, the borrower borrowed $75.0 million in aggregate principal amount under the Term Loan Agreement, and $25.0 million remains available to be drawn through February 10, 2027. We intend to use the proceeds of the borrowings under the Term Loan Agreement to support our ongoing growth in finance receivables and for working capital and general corporate purposes.

We believe that our unrestricted cash, undrawn debt and funds from operating income will be sufficient to meet our liquidity needs, including payment for the Transaction and current portion of our debt as it becomes due, for at least the next 12 months from the date of this Quarterly Report. Our future capital requirements will depend on multiple factors, including our revenue growth, aggregate receivables balance, interest expense, working capital requirements, cash provided by and used in operating, investing and financing activities and capital expenditures.

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

CASH FLOWS

The following table presents cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2026 and 2025 (in thousands):

(In thousands, except % change)	Nine Months Ended September 30,		Change
(Unaudited)	2026	2025	$	%
Net cash provided by operating activities	$268,129	$284,481	$(16,352)	(5.7)%
Net cash used in investing activities	(160,606)	(218,419)	57,813	(26.5)
Net cash used in financing activities	(60,113)	(79,157)	19,044	(24.1)
Net increase (decrease) in cash and restricted cash	$47,410	$(13,095)	$60,505	462.0%

Operating Activities

Net cash provided by operating activities was $268.1 million for the nine months ended September 30, 2026. This was a decrease of $16.4 million when compared to net cash provided by operating activities of $284.5 million for the nine months ended September 30, 2025, mainly due to the decrease in income from operations.

Investing Activities

Net cash used in investing activities was $160.6 million for the nine months ended September 30, 2026. This was a decrease of $57.8 million when compared to net cash used in investing activities of $218.4 million for the nine months ended September 30, 2025, mainly due to lower finance receivables acquired.

Financing Activities

Net cash used in financing activities was $60.1 million for the nine months ended September 30, 2026. This was a decrease of $19.0 million when compared to net cash used in financing activities of $79.2 million for the nine months ended September 30, 2025, primarily due to the cash provided by the new term loan, partially offset by the settlement of the TRA related to the Corporate Simplification.

FINANCING ARRANGEMENTS

Our corporate credit facilities consist of revolving loan facilities that we have drawn on to finance our operations and for other corporate purposes. These borrowings are generally secured by all the assets of OppFi-LLC that have not otherwise been sold or pledged to secure our structured finance facilities, such as assets belonging to certain of the special purpose entity subsidiaries of OppFi-LLC (“SPEs”). In addition, we, through our SPEs, have entered into warehouse credit facilities to partially finance the purchase of participation rights in loans originated by our bank partners through our platform, which credit facilities are secured by the loans or participation rights. On August 10, 2026, Opportunity Funding SPE Residual, LLC, one of our SPEs, entered into a senior secured term loan facility providing for up to $100.0 million in borrowings that is guaranteed by OppFi-LLC, under which it borrowed an initial $75.0 million on September 15, 2026 (see “Liquidity and Capital Resources” above). For a detailed discussion on financing arrangements refer to Note 7 to the Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following is a summary of our outstanding borrowings as of September 30, 2026 and December 31, 2025, including borrowing capacity as of September 30, 2026 (in thousands):

Borrower	Borrowing Capacity	2026	2025	Interest Rate as of September 30, 2026			Maturity Date
Opportunity Funding SPE V, LLC (Tranche C)	$62,500	$46,875	$46,875	SOFR	plus	7.30%	February 2029
Opportunity Funding SPE V, LLC (Tranche D)	237,500	150,578	132,125	SOFR	plus	7.30%	February 2029
Opportunity Funding SPE IX, LLC	150,000	79,000	79,000	SOFR	plus	6.00%	September 2029
Gray Rock SPV LLC	—	—	63,353	SOFR	plus	7.45%	October 2026	(1)
	450,000	276,453	321,353

Opportunity Funding SPE Residual, LLC	100,000	75,000	—			12.50%	September 2030
Total	$550,000	351,453	321,353
Less: unamortized original issue discount and debt issuance costs		(1,814)	—
Total senior debt		$349,639	$321,353

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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 28, 2026, the Company entered into the Merger Agreement with BNCC and Merger Sub. Pursuant to the Merger Agreement, BNCC will merge with and into Merger Sub, with Merger Sub surviving as our wholly owned subsidiary. Immediately following the Merger, an interim bank and our wholly owned subsidiary to be formed following the date thereof will merge with and into BNC, with BNC (which is expected to be renamed OppFi Bank, N.A.) surviving as a wholly owned subsidiary. The consummation of the Transaction remains subject to the satisfaction or waiver of customary closing conditions, including regulatory approval, as well as the satisfaction of other customary conditions set forth in the Merger Agreement. On September 17, 2026, the BNCC stockholders approved the Transaction. On November 3, 2026, we announced that we had withdrawn our applications to the OCC, the Federal Reserve and the FDIC related to the proposed acquisition of BNCC and BNC. As of the date of this Quarterly Report on Form 10-Q, the Merger Agreement had not been terminated and remained in effect. The remaining closing conditions, including regulatory approval, may not be fulfilled in a timely manner or at all, and the Transaction may be delayed, restructured or not completed, even if the parties pursue a modified transaction structure or submit new applications; termination may result in costs or termination fees.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 6, 2026, the Board of Directors approved a new share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $40 million of its Class A Common Stock. The Repurchase Program replaces the Company’s prior repurchase program, which was approved on April 4, 2024, and terminated on May 6, 2026 in connection with approval of the Repurchase Program. Repurchases under the Repurchase Program may be made from time to time on the open market, through privately negotiated transactions, or via other methods, at the discretion of the management of the Company and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable securities laws and legal requirements, including restrictions in the Company’s existing credit facilities. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule 10b5-1, which would permit Class A Common Stock to be repurchased when the Company might otherwise be precluded from doing so under trading laws. The timing and amount of repurchases will depend on market conditions, share price, trading volume, and other factors. The Repurchase Program does not obligate the Company to repurchase any specific dollar amount or number of shares, and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. The Repurchase Program will expire in May 2029. As of September 30, 2026, $32.0 million of the repurchase authorization under the Repurchase Program remained available.

The table below shows information regarding our monthly repurchases of our Class A Common Stock during the third quarter of 2026.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1 - July 31, 2026	292,089	$9.39	292,089	$36,000,068
August 1 - August 31, 2026	296,313	7.57	296,313	33,750,129
September 1 - September 30, 2026	240,263	7.26	240,263	32,000,184
Total	828,665	$8.13	828,665	$32,000,184

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
No director or officer informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

10.1+
Senior Secured Multi-Draw Term Loan Agreement, dated as of August 10, 2026, by and among Opportunity Funding SPE Residual, LLC, as Borrower, Opportunity Financial, LLC, as Guarantor, UMB Bank, N.A., as Administrative Agent and Collateral Agent, and the Lenders party thereto.

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

Date: November 5, 2026	OppFi Inc.

	By:	/s/ Pamela D. Johnson
Pamela D. Johnson
Chief Financial Officer (Principal Financial and Accounting Officer)